Form 10-K/A
period 1995-12-31
MEDQUIST INC
filed 1996-05-10
CIK 884497

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                       TO


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (THE 'ACT')

                                 MEDQUIST INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995          COMMISSION FILE NO. 0-19941


            NEW JERSEY                                     22-2531298
   (STATE OR OTHER JURISDICTION                          (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


              FIVE GREENTREE CENTRE, SUITE 311, MARLTON, NJ 08053
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (609) 596-8877

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                     TITLE OF CLASS                                         ON WHICH REGISTERED
- - --------------------------------------------------------  --------------------------------------------------------
              Common Stock (No Par Value)                                           AMEX

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /x/ NO _.

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM

405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $19,858,967 on March 28, 1996, based on the closing sales price of registrant's Common Stock as reported on the AMEX as of such date.

     The number of shares of the registrant's Common Stock, no par value, outstanding as of March 28, 1996 was 2,455,700 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated herein by reference.

     Part III -- Proxy Statement to be filed with the Commission in connection with the 1996 Annual Meeting.
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

ITEM 1. BUSINESS

     The following Business section contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under 'Risk Factors' and elsewhere in this Report.

GENERAL

     The Company is a leading national provider of electronic transcription and document management services to the healthcare industry. Through its proprietary software, open architecture environment and network of more than 1,500 trained transcriptionists, the Company converts free-form medical dictation into electronically formatted patient records which healthcare providers use in connection with patient care and for other administrative purposes. The Company's customized outsourcing services enable clients to improve the accuracy of transcribed medical reports, reduce report turnaround times, shorten billing cycles and reduce overhead and other administrative costs. The Company believes that the electronic capture and delivery of free-form physician dictation are key components in the increasing implementation by healthcare providers of electronic medical record systems.

     The Company continues to implement advances in technology to improve the delivery of its services. The Company provides clients with its Medical Transcription System ('MTS'), an integrated transcription and document management system based upon proprietary software. The Company's technical staff customizes MTS to address initial data capture, conversion of data into electronic format, editing of data and routing of electronically formatted reports to the client's host computer system. For electronic data interchange, MTS incorporates the HL-7 format or other interface protocols. The Company's Dictation Tracking System ('DTS') enables the Company and its clients to track the status of particular patient data and transcribed reports at any point in time. Clients also use DTS as an integral management tool to monitor physician timeliness in the dictation, review and sign-off process and to evaluate the Company's on-time performance.

COMPANY HISTORY


     The Company was incorporated in New Jersey in 1987 as a group of outpatient healthcare businesses affiliated with a non-profit healthcare provider. During the last several years, the Company sold its outpatient businesses, acquired Transcriptions, Ltd. in May 1994 and two other small transcription businesses in 1995, and sold its receivables management division in December 1995. As used herein, the term the 'Company' includes all of its subsidiaries, including its subsidiary Transcriptions, Ltd., as well as its predecessors.


INDUSTRY OVERVIEW


     Growth in the demand for medical transcription services is directly impacted by the number of hospital admissions and outpatient visits. Each hospital admission or outpatient visit generates dictated or written data which must be entered into a patient's record. For the year ended September 30, 1995, the American Hospital Association estimated the number of hospital admissions and outpatient visits in the United States to be 8.3 million (an increase of approximately 3% over the corresponding period in 1992) and 112 million (an increase of approximately 22% over the corresponding period in 1992), respectively.


     Medical transcription is the process by which free-form dictated patient data is captured in a useable format, routed to the appropriate location and inserted into a patient's medical record. Physicians and other individual healthcare providers use this information for direct patient care delivery purposes and administrative personnel use the information for billing and other administrative purposes. Historically, the majority of dictated reports and related transcription expenditures were generated by hospital medical record departments, where transcription services represent a significant expenditure. Examples of these reports include patient histories, discharge summaries, operative reports and consults. Increasingly, other hospital departments, such as radiology, emergency, oncology, pediatrics and cardiology, are dictating reports to improve their delivery of care and administrative functions. Health maintenance organizations, outpatient clinics and physician practice groups are also expanding their use of transcribed medical reports. Accordingly, the Company believes the market for outsourced transcription services will expand due in part to the following emerging trends.

     Outsourcing. In the 1990's outsourcing of services in the healthcare industry is increasing as a means to reduce administrative burdens and fixed costs. Hospitals and other healthcare organizations are increasingly outsourcing their electronic transcription of dictated patient records as their information needs and volume of dictated reports expand. Particularly as healthcare providers grow in size and the delivery of medical care becomes decentralized, outsourcing of transcription services permits providers to reduce fixed overhead and employee costs, access leading technologies without development and investment risk and obtain the expertise to implement and manage a system tailored to their specific requirements.

     Growth in Information Systems. As healthcare organizations expand and the delivery of care becomes increasingly decentralized, the insurance industry and, in some cases, healthcare accreditation organizations are requiring expanded use of transcribed reports to facilitate communication between various parts of a healthcare network, to improve the quality and efficiency of patient care, and to retain and provide reliable information in the event of malpractice litigation. Moreover, the growing information needs of hospitals and other healthcare organizations are driving the creation of electronic medical record systems as the first step in the implementation of the computer based patient record and the ability to perform outcomes analysis. The Company believes that electronic medical transcription services are a core component of such systems and records since they provide the ability to capture, access and manipulate the patient data which forms the basis of the patient record.

     Delivery of Care. As the health insurance industry continues to shift from traditional fee-for-service reimbursement to managed care forms of reimbursement such as 'capitation,' healthcare providers and payors are creating integrated healthcare delivery systems consisting of hospitals, health maintenance organizations, outpatient clinics and physician practice groups which must coordinate the exchange of patient information and the delivery of patient care. The accurate and efficient capture and storage of, and access to, patient medical records are critical to such coordination. Similar coordination is required as healthcare organizations, often with different information systems, consolidate and increase in size through mergers and acquisitions. Increasingly, healthcare organizations are recognizing that centralizing patient data into an accessible system can create economics of scale to reduce overall healthcare costs and improve the efficient delivery of patient care.

     Consolidation. The medical transcription industry is highly fragmented. An industry trade organization estimates that there are approximately 1,500 providers of medical transcription services, most of which are small local or regional companies. Many of these companies lack the financial resources or the technological capabilities necessary to provide outsourced transcription services to healthcare providers nationwide.

STRATEGY

     The Company's objectives are to maintain its leadership position as a provider of electronic transcription and document management services to the healthcare industry and to enhance that position as the information needs of healthcare providers continue to expand and evolve. The key elements of the Company's strategy include the following:

     Expand Existing Client Relationships. A majority of the Company's transcription services are provided to hospital medical record departments.

Through its close and continuing client relationships, the Company seeks to increase its services as these departments outsource more of their transcription requirements and as the volumes of patient records grow with the consolidation of healthcare organizations. In addition, the Company is seeking to penetrate the direct care departments such as radiology, emergency, oncology, pediatrics and cardiology, within its existing client base. Historically, these departments have not dictated their patient data or outsourced the transcription of their patient data to the same extent as medical record departments.

     Extend Current Client Base. The Company is seeking to extend its base of traditional hospital clients and to pursue new clients, such as health maintenance organizations, outpatient clinics and physician practice groups which the Company believes will represent a growing percentage of the available market. Based on input from new clients, the Company believes that references from its existing client base represent a key component of its sales and marketing efforts.


     Leverage Technology Leadership. The Company's proprietary software, operating within an open architecture environment, and the Company's technological expertise enable it to create customized systems tailored to specific client requirements and changing industry standards. The Company intends to continue to incorporate advances in technology to improve the efficiency of its operations, reduce costs, expand the breadth and functionality of its services (such as outcome analysis capabilities) and enhance its competitive position.


     Capitalize on Emerging Technologies. The Company is initiating relationships with developers and end-users of emerging technologies, such as voice-recognition, physician clinical work stations and Internet based communications, to create value added services for its clients and to participate in the development of the fully computer based patient record. In light of preliminary discussions with such developers and end-users, the Company believes that such relationships can accelerate the development and commercialization of emerging technologies in the medical transcription and document management field.


     Pursue Strategic Acquisitions. The Company intends to pursue acquisitions of other transcription companies which expand its client base, network of qualified transcriptionists or geographic presence, as well as acquisitions, joint ventures and other relationships which expand its technological expertise. As the only publicly traded company engaged primarily in the provision of medical transcription services, the Company believes that it can capitalize on consolidation opportunities within the fragmented medical transcription industry.

THE MEDQUIST INTEGRATED SYSTEM


     The Company integrates proprietary software with sophisticated digital dictation equipment, a network of more than 1,500 transcriptionists and an experienced management team to provide customized solutions for hospitals and other healthcare providers. Through its outsourced transcription and document management services, the Company captures and stores free-form medical dictation, professionally transcribes such dictation into accurate reports, and electronically receives, reviews and distributes final reports to a client by up-loading them into the client's computer system for placement into a patient's medical record. Authorized individuals at multiple locations can access this electronic information when needed for administrative, billing and patient care purposes. The Company believes that the transcription and management of free-form dictation are key components in the increasing implementation of electronic medical record systems.

     The following are the key characteristics of the Company's electronic transcription and document management system:

     Customization/Open-Architecture. MTS operates in an open architecture environment providing flexibility to address individual client needs. The Company is capable of modifying MTS to interface with existing or legacy systems. The Company's technical staff works closely with its clients, both before and after installation, to develop system modifications and refinements. For example, MTS allows database abstracting and can generate reports which clients can use for administrative, management or direct delivery of patient care purposes (i.e. outcomes analysis studies).


     Fast, Accurate and Reliable Reports. The Company believes that due to its large number (more than 1,500) of trained transcriptionists and its ability to allocate work among them efficiently it is able to reduce the production turnaround times for transcribed medical reports. MTS allows a match of client turnaround requirements and transcriptionist availability that an in-house staff or smaller organization generally cannot provide. MTS also provides editing and electronic review capabilities, such as specific reference to pages or clauses to alert clients to potential deficiencies, that increase accuracy and reliability. The quality of its transcriptionists and the capabilities of MTS enable the Company to deliver its services on a cost-effective basis.

     Distribution/Routing System. MTS speeds the distribution of transcribed reports within the client's healthcare organization. MTS enables the Company to exchange patient data with the client, using either the HL-7 format or another interface protocol selected by the client. As a result, completed reports are uploaded directly into the client's computer system. Once received at the client host computer, authorized healthcare professionals throughout the client's organization can access the report.

     Tracking System. DTS enables a client and individual healthcare providers to review the status of particular patient data and transcribed reports at any point in time and advise the Company whether the production of a particular report requires acceleration. Through DTS, the client and the Company are able to monitor the Company's on-time performance, especially with respect to critical reports requiring turnaround times of less than 24 hours. Healthcare providers also use DTS as an integral management tool to monitor physician timeliness in their dictation, review and sign-off process.


RISK FACTORS



     In addition to the other information contained in this Report, the following risk factors should be considered carefully in evaluating the Company and its business. This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Report.



RISKS ASSOCIATED WITH THE BUSINESS



Dependence on Single Line of Business



     The Company's revenues are derived primarily from the provision of electronic transcription services to hospitals and other healthcare organizations on an outsourced basis. The Company's future success will depend on the continued market acceptance of its transcription services and the continued trend towards outsourcing of transcription services. A reduction in demand or increase in competition in the market for its transcription services would have a material adverse effect on the Company's business, financial condition and results of operations. See 'Business.'



Rapid Technological Change



     The healthcare information services industry is characterized by rapid technological change, evolving client needs and emerging technical standards. The introduction of competing services or products incorporating new technologies, such as voice recognition capabilities, and the emergence of new technical standards could render some or all of the Company's services unmarketable. The Company believes that its future success depends on its ability to enhance its current services and develop new services that address the increasingly sophisticated needs of its customers. The failure of the Company to develop and introduce service enhancements and new services in a timely and cost-effective manner in response to changing technologies or client requirements would have a material adverse effect on the Company's business, financial condition and results of operations. See 'Business -- Technology Development' and -- 'Strategy.'



Inability to Expand Into New Markets



     To date, the Company's services have been provided primarily to the medical record departments of hospitals. However, healthcare services are increasingly being provided at sites other than hospitals, such as outpatient clinics and physician practice groups. Although the Company intends to increase its presence in these new markets and to expand its services to direct patient care departments within hospitals, the Company has limited experience in such markets and departments, which may require significant modifications to the Company's services or adjustments to its pricing. The Company's business, financial condition and results of operations may be materially and adversely affected if its efforts to expand into new markets and departments are not successful. See 'Business -- Strategy.'

Dependence on Key Personnel



     The Company's future success depends upon its ability to attract and retain its key managerial personnel. The loss of services of certain of the Company's executive officers or the inability of the Company to attract additional management personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. Certain of its key executive officers, including David A. Cohen, the President and Chief Executive Officer, John A. Donohoe, Jr., the Chief Operating Officer, and Ronald Scarpone, the Chief Information Officer, have employment agreements with the Company. Mr. Scarpone's employment agreement terminates on December 31, 1997, and Mr. Cohen's and Mr. Donohoe's employment agreements terminate on December 31, 1998. Each such agreement permits the executive to resign, at any time, by giving the Company at least three months prior notice. The Company does not have key-man insurance on any of its executive officers. See 'Management.'



Potential for Significant Fluctuations in Quarterly Operating Results



     The Company has experienced, and may in the future experience, significant quarter to quarter fluctuations in its results of operations. Such fluctuations may result in volatility in the price of the Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including demand for the Company's services, the timing of introduction of new services and service enhancements by the Company or its competitors, the market acceptance of new services, the size and timing of client contracts, changes in client budgets, the size and timing of acquisitions, the integration of acquired businesses into the Company's operations, the number and timing of new hires, competitive conditions in the industry and general economic conditions. Further, the Company's contracts generally involve significant client commitment and may require time-consuming authorization procedures within the client's organization. For these and other reasons, the sales cycles for the Company's services are typically lengthy and subject to a number of factors outside of the Company's control. As a result, the Company's revenues are difficult to forecast, and the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. In addition, the Company's transcription business has experienced substantial growth in recent periods and there can be no assurance that such rate of growth in revenues and profits can be maintained in the future. Due to the foregoing factors, it is possible that in future quarters the Company's operating results will be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Common Stock. See 'Business -- Strategy.'



Ability to Attract and Retain Qualified Transcriptionists



     The Company's future success depends upon its ability to attract and retain qualified transcriptionists. Competition for transcriptionists is intense, and no assurance can be given that the Company will be successful in attracting and retaining the personnel necessary to conduct its business successfully. The inability of the Company to attract, hire and retain such personnel would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company takes the position that its transcriptionists are independent contractors for state tax, benefits and unemployment purposes and statutory employees for federal income tax purposes. A successful challenge to the Company's position or a change in applicable law could result in the incurrence of liability for withholding taxes, disability payments, unemployment payments and interest and penalties by the Company, and could have a material adverse effect on the Company's costs of hiring and retaining transcriptionists. See 'Business -- Employees.'



Risks Associated With Acquisitions



     The Company acquired Transcriptions, Ltd. in May 1994, made two other acquisitions of smaller transcription companies in 1995, and intends to seek other acquisitions which will likely require the consent of its senior lenders. There can be no assurance that the Company will be successful in identifying suitable acquisition candidates, financing such acquisitions, negotiating terms favorable to the Company, consummating acquisitions or integrating the acquired businesses into the Company's operations. Moreover, in connection with acquisitions, the Company may be required to incur additional indebtedness or other liabilities which could have a material adverse effect on the Company's liquidity and capital resources, or to issue shares of its capital stock, which could result in dilution to its shareholders. See 'Business -- Strategy.'



Management of Changing Business



     The Company has experienced significant changes, including the acquisition and growth of its transcription business and the divestiture of its other business. Such changes have placed and may continue to place a significant strain on the Company's management, client service personnel and operations. In order to manage such changes in the future, the Company must continue to implement and improve its operational, financial and management information systems, and hire, train and manage its employees. If the Company is unable to implement such systems and manage such changes effectively, the Company's business, financial condition and results of operations could be materially and adversely affected. See 'Business -- Strategy.'



Competition



     The transcription services industry is highly fragmented and primarily consists of small regional or local companies with which the Company currently competes directly. The Company believes that its ability to compete successfully depends upon many factors within and outside of its control, including the timing and market acceptance of new services and service enhancements developed by the Company and its competitors, service quality, performance, price, reliability and client support. In addition, the healthcare information industry includes a number of companies with substantially greater financial, technical and marketing resources than the Company. Such companies, if they were to enter the transcription business, could respond more quickly than the Company to evolving technological developments, changing client needs or emerging technical standards, or devote greater resources to the development, marketing and sale of their services. Competition may increase due to consolidation of transcription companies, and current and potential competitors may establish cooperative relationships among themselves or with third parties to increase their ability to address the needs of the Company's current and prospective clients. Increased competition may result in price reductions for the Company's services, reduced operating margins and the inability of the Company to increase its market share. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the market available to the Company is limited by healthcare organizations which maintain in-house transcription departments. See 'Business -- Competition.'



Changes in the Healthcare Industry



     The healthcare industry is subject to changing political, economic and regulatory influences that may affect the outsourcing arrangements of healthcare providers. Federal and state legislators have proposed programs to reform the United States healthcare system and other proposals are in the development stage. In general, these programs and proposals tend to emphasize managed care, seek to lower reimbursement rates and otherwise attempt to control the environment in which healthcare providers operate. Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing outsourcing arrangements or deferring decisions regarding the use of outsourced services. Many healthcare providers are consolidating to create larger healthcare delivery organizations. This consolidation reduces the number of potential clients for the Company's services, and increases the bargaining power of these organizations which could lead to reductions in the amounts paid for the Company's services. The impact of these developments in the healthcare industry is difficult to predict and could have a material adverse effect on the Company's business, financial condition and results of operations. See 'Business
- - -- Government Regulation.'



Dependence on Proprietary Rights; Risks of Infringement



     The Company's success depends upon its proprietary technology. The Company regards the software underlying its services as proprietary, and relies primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has not registered its MTS, DTS or Transcriptions, Ltd. trademarks and has no patents or patent applications pending, and existing trade secrets and copyright laws afford limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the

Company's software or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's software is difficult. There can be no assurance that the obligations to maintain the confidentiality of the Company's trade secrets and proprietary information will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information, or that the Company's trade secrets or proprietary information will not be independently developed by the Company's competitors. There can be no assurance that copyrights owned by the Company will provide competitive advantages or will not be challenged or circumvented by its competitors. Litigation may be necessary for the Company to defend against claims of infringement, to enforce copyrights or to protect trade secrets and could result in substantial cost to, and diversion of management efforts by, the Company. There can be no assurance that the Company would prevail in any such litigation.



     The Company is not aware that any of its software, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, with or without merit, can be time consuming and expensive to defend and may require the Company to enter into royalty or licensing agreements or cease the infringing activities. The failure to obtain such royalty agreements, if required, and the Company's involvement in such litigation, could have a material adverse effect on the Company's financial condition and results of operations. See 'Business -- Intellectual Property.'



Confidentiality Requirements



     The medical information transcribed by the Company is of an extremely sensitive nature. In providing its services, the Company is subject to certain statutory, regulatory and common law requirements regarding the confidentiality of medical information. The Company requires its personnel to agree to keep all medical information confidential and monitors compliance with applicable confidentiality requirements. Failure to comply with such confidentiality requirements could result in material liability to the Company. See 'Business -- Government Regulation.'



RISKS ASSOCIATED WITH THE COMMON STOCK



Potential Volatility of Stock Price



     The market price of the Common Stock has been, and may in the future be,

highly volatile. Factors such as announcements with respect to healthcare reform measures, acquisitions and results of operations, announcements of technological innovations or new products or services by the Company or its competitors, government regulation, healthcare legislation, fluctuations in the Company's operating results and general market and economic conditions could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market in general has experienced extreme price and volume fluctuations which has resulted in substantial volatility of the market prices of healthcare service companies that has often been unrelated to the operating performance of these companies. These or other factors may adversely affect the market price of the Common Stock. See 'Price Range of Common Stock.'



Certain Anti-Takeover Provisions



     The New Jersey Shareholders Protection Act prohibits the Company from entering into certain business combination transactions with any shareholder of the Company which owns 10% or more of the outstanding voting securities of the Company, except under certain limited circumstances. In addition, the Company's Amended and Restated Certificate of Incorporation gives the Board of Directors the authority without shareholder approval to issue up to 3,950,000 shares of Preferred Stock, in one or more series, with rights, preferences and limitations that could adversely affect the voting power and the other rights of the holders of the Common Stock. The Company's Amended and Restated Certificate of Incorporation also provides for staggered terms for the members of the Board of Directors such that no more than one-third of its members stands for reelection in any one year. The Company has entered into certain severance arrangements which provide for payments to certain of its officers upon a 'change in control' (as defined therein) of the Company. Moreover, the terms of the Company's 1992 Stock Option Plan (the '1992 Option Plan') provide that outstanding options automatically vest and become exercisable upon a 'change in control' (as defined therein) of the Company. These provisions and arrangements may have the effect of delaying, deferring or making more costly a change in control of the Company, including transactions in which shareholders might otherwise receive a premium for their shares over the then current market price, and, therefore, could adversely effect the market price of the Common Stock.


TECHNOLOGY DEVELOPMENT

     The Company continually evaluates emerging technologies and applies them as appropriate to make its services more reliable, efficient and cost-effective, and to assist its clients in meeting their transcription and document management needs. The Company is capable of modifying MTS to interface with existing or legacy systems. The Company works directly with its clients, both before and after implementation of its systems, to create customized solutions to particular client needs by modifying its existing proprietary technology. For example, the Company partners with its clients to customize MTS to enable electronic data exchange in accordance with the HL-7 format or other interface protocols, thereby linking the various components of the client's healthcare network.

     The Company has also made technological enhancements to MTS to increase the speed and accuracy of its transcriptionists. Completed projects include the development of keys and keystroke combinations which translate into commonly used, often misspelled, medical and technical terms. Additional improvements in the MTS online spellcheck and editing systems are currently under development, as are enhancements to the Company's electronic signature capability, facsimile servers to facilitate the distribution of transcribed reports to multiple locations, and the conversion of ASCII text into HTML documents for transmission over computer networks.

     The Company is currently working to develop an Internet/MTS access route which is reliable and secure, provides an acceptable response time and reduces telephone charges, a major component of the Company's cost structure. Additionally, the Company is in discussions with a developer of voice recognition technology to refine that technology for application in the medical transcription environment. The successful application of voice recognition technology to the medical transcription process would enable the Company to concentrate on more value added data access and manipulation services, such as data exchange and data analysis services, as compared to initial data capture. There can be no assurance that the Company will be successful in responding to technological developments, emerging technical standards or evolving customer needs, on a timely basis or at all, or that any service enhancements or new services, if developed and introduced, will achieve market acceptance.

CLIENTS

     A majority of the Company's largest clients are hospitals. Additional clients include health maintenance organizations and out-patient clinics. The Company's clients are located in 38 states and the District of Columbia. The Company's largest client accounted for less than 5% of the Company's revenue during 1995. The following table sets forth certain information relating to the Company's client profile and their contribution to the Company's revenue in 1995:

                                                                                       PERCENTAGE
TYPE OF CLIENT                                                                         OF REVENUES
- - --------------                                                                        -------------
Hospital Medical Record Departments...............................................        78.3%
Other Hospital Departments........................................................         13.3
HMOs, Out-Patient Clinics and Other Healthcare Providers..........................          7.8
Physician Practice Groups.........................................................          0.6
                                                                                         ------
                                                                                         100.0%

                                                                                         ------
                                                                                         ------

     The Company emphasizes client support and partnering with its clients. The partnership begins when the Company's implementation team works with a new client to develop a customized transcription services plan. The team then executes the plan, provides ongoing support and develops service improvements and enhancements as the relationship evolves. The Company's support team includes 40 systems administrators. As part of its support efforts, the Company also actively solicits input from clients and other sources (such as trade groups) on how to improve existing services and develop new services. For example, in January 1996, the Company held a user group meeting that was attended by the health information directors of many of its largest clients.

SALES AND MARKETING


     All office managers and operational vice presidents, as well as the Company's senior management including the Chief Executive Officer, have sales responsibilities. The Company recently hired its first regional director of sales and intends to develop and implement a formal marketing plan. Historically, the Company has obtained new clients in large part from recommendations and references by its existing national client base, and that references from its existing client base will continue to be a key component of its marketing and sales strategy. In addition to its traditional transcription services to hospital medical record departments, the Company's target markets include patient care departments, such as radiology, emergency rooms, oncology, pediatrics and cardiology, health maintenance organizations, physician practice groups and outpatient clinics.


     When performing sales and marketing responsibilities, the Company's employees utilize a consultative sales and marketing approach by establishing a working relationship with its clients through a series of direct meetings with the chief financial officer, health information manager, chief information officer and other key individuals at the client's organization. In this manner, the Company obtains information concerning the particular needs of a client, and educates the client as to how the Company's services can be customized to meet those needs. As part of its marketing efforts, the Company also advertises in national healthcare trade publications (including those sponsored by the American Health Information Management Association), and participates in industry conventions.

COMPETITION


     The Company currently competes in a highly fragmented industry which is predominately populated by small regional or local companies, with a limited number of national companies. According to American Association for Medical Transcriptionists, there are approximately 1,500 companies providing medical transcription services in the United States. The Company believes that it competes for clients on the basis of price, ability to customize services and the reliability, accuracy and turnaround time of transcribed reports. In addition to competition, the market available to the Company is limited by healthcare organizations which maintain in-house transcription departments.


EMPLOYEES


     As of March 26, 1996, the Company employed 483 persons, of whom 23 are administrative, 22 are branch office managers, 40 are technical support, two are sales and marketing, 210 are clerical and other support personnel, and 186 are transcriptionists. In addition, 1,354 persons provide transcription services to the Company from their homes. The Company compensates its transcriptionists under an incentive-based compensation structure based upon their performance (including accuracy, speed and output). The Company believes that its ability to engage at-home transcriptionists enables it to compete effectively for the limited number of skilled transcriptionists. By being able to work out of their homes, qualified transcriptionists can make their own hours, eliminate commuting costs and time and have the benefits of flexible work hours. Additionally, many of the Company's transcriptionists are working parents with children and the ability to work at home permits them to reduce child care costs. The Company takes the position that its transcriptionists are independent contractors for state tax, benefits and unemployment purposes and statutory employees for federal income tax purposes. A successful challenge to the Company's position or a change in applicable law could result in the incurrence of liability for withholding taxes, disability payments, unemployment payments and interest and penalties by the Company.


     The Company utilizes a quality control program for training its transcriptionists to permit greater accuracy of transcribed reports. The Company has hired a national recruiter for screening and testing applicants for positions as transcriptionists and maintains relationships with transcriptionist schools to develop applicant pools. Screening procedures include testing applicants' skills to determine whether they meet the Company's standards.

     None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

GOVERNMENT REGULATION

     The healthcare industry is subject to changing political, economic and regulatory influences that may affect the outsourcing arrangements of healthcare providers. Federal and state legislators have proposed programs to reform the United States healthcare system and other proposals are in the development stage. In general, these programs and proposals tend to emphasize managed care, seek to lower reimbursement rates and otherwise attempt to control the environment in which providers operate.

     In providing its services, the Company is subject to certain statutory, regulatory and common law requirements regarding the confidentiality of such medical information. The Company requires its personnel to agree to keep all medical information confidential and monitors compliance with applicable confidentiality requirements.

     Federal and state regulators are making increasing efforts to investigate claims of false billing for government reimbursement and have secured substantial payments from healthcare providers to resolve these claims. Because these claims often result from a lack of appropriate documentation to support billing, these government investigational efforts may stimulate a need for more comprehensive transcription services. Additionally, healthcare accreditation organizations and governmental authorities have begun to require more efficient transcription of patient medical records as part of the requirements for a hospital or other healthcare organization to receive and maintain its accreditation.

     It presently cannot be determined if any additional healthcare legislation or self-regulatory proposals (whether relating to reimbursement, accreditation, billing practices, confidentiality, the healthcare industry in general or otherwise) will be introduced, the form that any such legislation or proposals would take, whether such legislation or proposals would be enacted or adopted and, if enacted or adopted, what effect, if any, such legislation or proposals would have on the healthcare industry in general and the Company in particular.

INTELLECTUAL PROPERTY

     The Company considers its MTS and DTS trademarks and its corporate names MedQuist and Transcriptions, Ltd. to be important to the operation of its business and the marketing of its services. The Company has been issued a registered trademark for the corporate name 'MedQuist.' No registered trademark has been issued for MTS, DTS or the corporate name Transcriptions, Ltd. The Company regards the software underlying its services as proprietary, and relies primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has no patents or patent applications pending, and relies on existing trade secrets and copyright laws to afford it protection against unauthorized use. The Company is not aware that any of its software, trademarks or other proprietary rights infringe the proprietary rights of third parties.

ITEM 2. PROPERTIES

     The Company does not own any real property. The Company leases office and other space for 24 service centers in 21 states. The Company's typical service center ranges in size from 1,000 to 7,000 square feet and is leased for a term ranging from three to five years. The Company moved its executive offices in May 1995 to its current 14,000-square foot location and has four years remaining on its lease. The Company believes that there is adequate office space available to it should it need to move or expand and that minimal leasehold improvements are required in order to open a new location.

ITEM 3. LEGAL PROCEEDINGS

     Although the Company from time to time in the course of the operation of its business is subject to various legal proceedings, the Company is not currently a party to any material pending legal proceeding nor, to the knowledge of the Company, is any material legal proceeding currently threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters during the fourth quarter of the year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     Since September 20, 1994, the Common Stock has been traded on the American Stock Exchange under the symbol 'MBS.' From May 12, 1992, when the Company completed its initial public offering, until the commencement of trading on the American Stock Exchange, the Common Stock was quoted on the Nasdaq National Market. The following table sets forth the high and low reported closing sale prices for the Common Stock for the period during which the Common Stock has been traded on the American Stock Exchange and the range of high and low bid quotations for the period in which the Common Stock was quoted on the Nasdaq National Market. The bid quotations for the Nasdaq National Market reflect inter-dealer prices, do not include retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

                                                                                         HIGH      LOW
                                                                                         -----    -----
1994
  First Quarter.......................................................................   $7 1/8   $4 1/2
  Second Quarter......................................................................    7 1/4    6 1/4
  Third Quarter.......................................................................    7 1/8    5 7/8
  Fourth Quarter......................................................................        9    6 3/8

1995
  First Quarter.......................................................................    8 1/8    6 3/4
  Second Quarter......................................................................    9 1/4    6 3/8

  Third Quarter.......................................................................   10 1/8    6 3/8
  Fourth Quarter......................................................................    9 3/8    6 3/4

1996
  First Quarter (through March 28)....................................................   13 3/8    8 1/8

     On March 28, 1996, the closing sale price for the Common Stock, as reported on the American Stock Exchange Composite Tape, was $12.125 per share, and there were 88 record holders of the Common Stock.

                                DIVIDEND POLICY

     To date, the Company has not paid any dividends on its capital stock. The Company currently intends to retain any future earnings to fund operations and the continued development of its business and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors, and will be based upon the Company's earnings, captial requirements, financial condition and other factors deemed relevant by the Board of Directors. The Company's senior lender does not permit the payment of any dividends without the consent of the lenders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below reflects selected consolidated financial data of the Company as of and for the periods indicated, after giving retroactive effect to the Company's discontinued operations. The selected consolidated financial data as of and for each of the three years ended December 31, 1995 have been derived from the Consolidated Financial Statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere in this Report. The selected consolidated financial data as of and for each of the years ended December 31, 1991 and 1992 have been derived from Consolidated Financial Statements of the Company not included in this Report. Because of the discontinued operations, annual period to period comparison of results of operations are not meaningful. This data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

                                                                           YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------
                                                             1991        1992        1993        1994        1995
                                                           --------    --------    --------    --------    --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues (1)..........................................   $     --    $     --    $     --    $ 24,841    $ 45,127
  Costs and expenses:

     Cost of revenues...................................         --          --          --      18,677      33,711
     Selling, general and administrative................      1,564       1,533       1,688       2,798       4,325
     Depreciation.......................................         66          53          60         639       1,862
     Amortization of intangible assets..................         19          10          12         264         496
                                                           --------    --------    --------    --------    --------
       Total operating expenses.........................      1,649       1,596       1,760      22,378      40,394
                                                           --------    --------    --------    --------    --------
  Operating income (loss)...............................     (1,649)     (1,596)     (1,760)      2,463       4,733
  Interest expense......................................        296         393       1,426       2,738       3,695
                                                           --------    --------    --------    --------    --------
  Income (loss) from continuing operations before income
     taxes..............................................     (1,945)     (1,989)     (3,186)       (275)      1,038
  Income tax provision (benefit)........................       (804)       (867)     (1,290)       (109)        431
                                                           --------    --------    --------    --------    --------
  Income (loss) from continuing operations..............     (1,141)     (1,122)     (1,896)       (166)        607
  Discontinued operations (2)...........................      2,293       2,629       3,746       1,612      (1,729)
  Extraordinary item (3)................................         --          --          --          --        (545)
                                                           --------    --------    --------    --------    --------
  Net income (loss).....................................   $  1,152    $  1,507    $  1,850    $  1,446    $ (1,667)
                                                           --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------

  Income (loss) per share (4):
     Continuing operations..............................   $  (0.50)   $  (0.41)   $  (0.40)   $   0.09    $   0.30
     Discontinued operations (2)........................       1.00        0.97        1.02        0.49       (0.52)
     Extraordinary item (3).............................         --          --          --          --       (0.16)
                                                           --------    --------    --------    --------    --------
       Net income (loss) per share......................   $   0.50    $   0.56    $   0.62    $   0.58    $  (0.38)
                                                           --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------

  Shares used in computing income (loss)
     per share (4)......................................      2,290       2,697       3,656       3,316       3,335
                                                           --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------


                                                                                DECEMBER 31,
                                                          --------------------------------------------------------
                                                            1991        1992        1993        1994        1995
                                                          --------    --------    --------    --------    --------
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital......................................   $   (244)   $   (373)   $  1,108    $    776    $  4,926
  Total assets.........................................      8,598      27,556      23,339      51,403      58,095
  Long-term debt, net of current portion...............      2,849      13,663      12,395      30,415      15,956
  Subordinated payable to related parties..............         --          --          --          --      17,337
  Shareholders' equity.................................      4,517      11,937       9,071      10,692      14,970



- - ------------------
(1) Transcriptions, Ltd. was acquired by the Company effective May 1, 1994. All prior businesses have been treated as discontinued operations. See (2) below.

(2) On November 14, 1995, the Company executed a letter of intent to sell its receivables management business. The operations and net assets of the Company's receivables management business and previously divested businesses have been accounted for as discontinued operations. Discontinued operations are presented net of tax and include a gain on disposal of $1,749 in 1993 and a loss on disposal of $3,180 in 1995. See Note 3 of Notes to Consolidated Financial Statements of the Company.

(3) Represents the loss on early extinguishment of debt, net of income taxes.

(4) The Company's total outstanding options and warrants to purchase Common Stock exceed 20% of the total outstanding Common Stock. Therefore, the income (loss) per share computations are modified as required under Accounting Principle Board Opinion No. 15. See Note 1 of Notes to Consolidated Financial Statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under 'Risk Factors' and elsewhere in this Report.

GENERAL

     The Company is a leading national provider of electronic transcription and document management services to the healthcare industry. As a result of acquisition and divestiture activity from 1992 through 1995, the Company's operations have changed considerably and the financial statements included in this Report relate to its continuing transcription business. Accordingly, the historical consolidated operating results of the Company set forth in the Consolidated Financial Statements do not reflect the financial results of Transcriptions, Ltd. prior to its May 1994 acquisition date. As a result, investors should not rely on these statements as an indication of historical operating performance of the Company's business or as a prediction of future operating performance.

     Revenues and cost of revenues are included only from the May 1994 acquisition of Transcriptions, Ltd., although selling, general and administrative expenses, depreciation, amortization and interest are included for each of the periods indicated. Fees for transcription related services are based primarily on contracted rates, and revenue is recognized upon the rendering of services and delivery of reports. Cost of revenues consists of all direct costs associated with providing transcription related services, including payroll, telecommunications, software customization, repairs and maintenance, rent and other direct costs. Selling, general and administrative expenses include costs associated with the Company's senior executive management and with marketing and sales, finance, legal and other administrative functions.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data in the Company's Consolidated Statements of Operations as a percentage of net revenues for 1994 and 1995. The Company did not have revenues from continuing operations in 1993 and, accordingly, information as a percentage of revenues for that year is not meaningful.

                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
                                                                                         --------------
                                                                                         1994      1995
                                                                                         ----      ----
Continuing Operations:
Revenues............................................................................     100 %     100 %
Costs and expenses:
  Cost of revenues..................................................................     75.2      74.7
  Selling, general and administrative...............................................     11.3       9.6
  Depreciation......................................................................      2.6       4.1
  Amortization of intangibles assets................................................      1.0       1.1
Operating income....................................................................      9.9      10.5
Interest expense....................................................................     11.0       8.2
Income (loss) from continuing operations before income taxes........................     (1.1)      2.3
Income tax provision (benefit)......................................................     (0.4)      1.0
Income (loss) from continuing operations............................................     (0.7)      1.3

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

CONTINUING OPERATIONS

     Revenues. Revenues increased 82.0% to $45.1 million in 1995 from $24.8 million in 1994. Revenues from continuing operations are included only from the May 1994 acquisition of Transcriptions, Ltd. On a pro forma basis, as if the acquisition had occurred on January 1, 1994, revenues would have been $36.6 million in 1994. The $8.5 million (23.0%) increase in 1995 revenues over 1994 pro forma revenues reflected $3.4 million of revenues generated from new clients, $4.3 million of net additional revenues from existing clients and

$804,000 of revenues from the Company's two 1995 medical transcription acquisitions.

     Cost of Revenues. Cost of revenues increased from $18.7 million in 1994 to $33.7 million in 1995, reflecting the full year of continuing operations in 1995.


     Selling, General and Administrative. Selling, general and administrative expenses increased from $1.7 million in 1993 to $2.8 million in 1994, and further increased to $4.3 million in 1995. As a percentage of revenues, selling, general and administrative expenses decreased from 11.3% in 1994 to 9.6% in 1995, reflecting the full year of continuing operations in 1995. The aggregate increase in selling, general and administrative expenses in 1995 resulted primarily from $697,000 of non-recurring retirement and severance costs associated with the departure of certain executive personnel, expenditures incurred during the fourth quarter in connection with the opening of three new locations, and the effect of a full year of continuing operations.


     Depreciation. Depreciation expense increased from $60,000 in 1993 to $639,000 in 1994, and further increased to $1.9 million in 1995. These increases reflect the acquisition of Transcriptions, Ltd. and an increased level of capital expenditures during the last quarter of 1994 and during 1995.

     Amortization. Amortization of intangible assets was $496,000 in 1995 as compared to $264,000 in 1994, reflecting the full year of continuing operations in 1995. This expense level will increase by approximately $670,000 in 1996 as the intangible assets associated with the fixing of the deferred purchase price for Transcriptions, Ltd. begin to be amortized. In 1993, the Company incurred $12,000 of amortization expenses.

     Interest. Interest expense increased from $1.4 million in 1993 to $2.7 million in 1994, and further increased to $3.7 million in 1995. These increases were primarily due to the increase in the Company's borrowings which were incurred in connection with the May 1994 acquisition of Transcriptions, Ltd. The Company's future interest expense will be affected by a monthly non-cash interest charge of approximately $130,000 from January 1, 1996 to August 31, 1996 associated with the fixing of the debt portion of the deferred purchase price for Transcriptions, Ltd.

DISCONTINUED OPERATIONS

     For the years ended December 31, 1993, 1994 and 1995, the discontinued operations generated net revenue of $29.1 million, $21.4 million and $18.8 million and net income of $2.0 million, $1.6 million and $1.5 million, respectively. The 1995 divestiture of the receivables management business generated a net loss of $3.2 million. Included in this net loss is net income of $113,000 related to the operation of the receivables management division from November 14, 1995 through December 29, 1995. The 1993 divestiture generated net income of $1.7 million.

EXTRAORDINARY ITEM


     During 1995, the Company recorded an extraordinary loss on the early extinguishment of debt of $545,000. The extraordinary loss is the result of the write off of certain deferred financing costs incurred in May 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had working capital of $4.9 million, including $1.8 million of cash and cash equivalents. During 1995, the Company's operating activities provided cash of $6.1 million and during 1994 these activities provided $3.9 million. The increase in cash provided by operating activities is primarily related to an increase in depreciation and amortization and a loss in the disposal of discontinued operations, offset by an increase in accounts receivable and a decrease in net income.

     During 1995, the Company purchased $3.4 million of capital equipment and completed the acquisition of two transcription businesses for approximately $834,000 in cash and 22,840 shares of Common Stock. These expenditures were financed through cash flow from operations, the issuance of a subordinated note payable, and its credit facility with certain lenders, including Chemical Bank (the 'Chemical Facility').


     The Company entered into the Chemical Facility when it acquired Transcriptions, Ltd. in May 1994. The Chemical Facility was restructured in December 1995 to provide for an aggregate of $9.5 million of Term Loans payable in 24 quarterly installments ending December 31, 2001 (increasing from $275,000 to $475,000), and a $10.0 million Revolving Credit Facility expiring December
31, 1998, which is subject to a borrowing base limitation based on a percentage of eligible accounts receivable. The Term Loans and the Revolving Credit
Facility are secured by substantially all of the assets of the Company. The Term Loans and the Revolving Credit Facility bear interest at resetting rates selected by the Company from various alternatives computed by adding a margin to one of the interest rate alternatives described below. The interest rate alternatives are either (i) the greater of 0.5% to 1.5% in excess of either (x) Chemicals' base lending rate, (y) the federal funds rate plus 1.0% or (z) the bank's certificate of deposit rate, or (ii) LIBOR plus 2.0% to 3.0%. The applicable margins are determined based upon the Company's compliance with its total debt coverage ratio. In the case of LIBOR-based loans, the margin is 2%, 2.5% or 3%, if such ratio is less than 2.75:1, between 2.76:1 and 3.5:1, or greater than 3.51:1, respectively. In the case of other loans, the margin is
 .5%, 1% or 1.5%, if such ratio is less than 2.75:1, between 2.76:1 and 3.5:1, or greater than 3.51:1, respectively. At December 31, 1995, the weighted average interest rate on all loans outstanding under the Chemical Facility was 10% per annum. As of December 31, 1995, the full amount of the Term Loans were outstanding and no borrowings under the Revolving Credit Facility were outstanding. The Revolving Credit Facility can be used for working capital and general corporate purposes or, subject to a $7.5 million maximum, for future acquisitions. Borrowings for acquisitions under the Revolving Credit Facility ('Acquistion Loans') are repayable in equal quarterly installments ending

December 31, 2001. The Chemical Facility generally requires that the net proceeds of equity financings by the Company be used first to prepay outstanding amounts under the Term Loans, then to prepay Acquisition Loans, and thereafter to reduce the outstanding balance under Revolving Credit Facility. In addition, 50% of defined Excess Cash Flow for each year commencing with 1996 is required to be used first to prepay outstanding amounts under the Term Loans, then to prepay Acquisition Loans and thereafter to reduce borrowings under the Revolving Credit Facility. Excess Cash Flow is defined to mean, with respect to any fiscal year, the amount by which the Company's consolidated net cash flow exceeds its aggregate of consolidated regularly scheduled principal payments of indebtedness and consolidated cash interest expense. To the extent any amounts under the Revolving Credit facility are repaid, the Company may reborrow such amounts. The Chemical Facility includes certain financial and other covenants applicable to the Company, including limitations on capital expenditures, maintaining a fixed charge coverage ratio, as well as ratios of total funded debt to adjusted net cash flow, and total other debt to adjusted net cash flow within certain levels, having positive net income in each fiscal quarter, and maintaining EBITDA (earnings before income taxes, extraordinary items, interest expense, depreciation and amortization) above certain levels.



     On March 29, 1996, Heller entered into an agreement with the Company pursuant to which, on the closing date of the Offering, Heller will exercise the Heller Warrants by applying the $7 million of outstanding principal amount under the Heller Facility against the exercise price (cancelling the note related thereto having a carrying value of $6.5 million at March 31, 1996 due to original issue discount), and converting the Class A and Class B Preferred Stock received upon such exercise into 962,675 shares of Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

Additionally, in connection with such exercise and conversion, the Company has agreed to issue to Heller an additional 42,500 shares of Common Stock. The cancellation of the Heller subordinated debt will result in a reduction in the Company's interest expense of $490,000 per year.


     In connection with the fixing on December 29, 1995 of the deferred purchase price for the acquisition of Transcriptions, Ltd., the Company agreed to pay $24.5 million on August 31, 1996 in the form of 861,463 shares of Common Stock and $18,375,000 in cash. Because the deferred purchase price is not due until August 31, 1996, the cash portion has been discounted and presented as a subordinated payable at December 31, 1995. The Company is obligated to use commercially reasonable efforts to pay the $18,375,000 on August 31, 1996 by means of a public offering or through borrowings from its senior lenders. If the Company is unsuccessful in raising the entire $18,375,000, the unpaid portion will begin to bear interest under a subordinated note at the alternate base rate of the Chemical Facility, plus 2.5%. See Notes 2 and 7 of Notes to Consolidated Financial Statements of the Company.



     The Company believes that cash flow generated from the Company's operations and its borrowing capacity under the Chemical Facility (estimated at $8.1 million) and certain capital leasing arrangements should be sufficient to meet its working capital and capital expenditure requirements through December 31, 1997. Additional funds may be required in connection with future acquisitions, if any, and will be required to fund the payment of the debt portion of the deferred exchange price for Transcription, Ltd.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Index to Consolidated Financial Statement Schedule The information called for by this Item is set forth on Pages F-1 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1996 Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1996 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1996 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1996 Annual Meeting.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A) EXHIBITS:

EXHIBIT NO.                                                DESCRIPTION
- - -----------   -----------------------------------------------------------------------------------------------------
  3.1         Amended and Restated Certificate of Incorporation of the Company [incorporated] by reference to
              Exhibit 3.1 of the Company's Registration Statement (No. 33-95968) on Form S-1 (the 'Registration
              Statement')]

  3.2         By-Laws of the Company incorporated by reference to Exhibit 3.2 of the Company's 1993 Annual Report on Form 10-K (the '1993 10-K')

  3.3         Certificate of Designation of Terms of Preferred Stock [incorporated by reference to Exhibit 3.3 to the Company's 1992 Annual Report on Form 10-K (the '1992 10-K')]

  4.1         Specimen Stock Certificate [incorporated by reference to Exhibit 4.1 to the Registration Statement]

  10.1        Agreement between the Company and Richard J. Censits, dated January 29, 1996.

  10.2        Incentive Stock Option Plan of the Company, dated January 1988 [incorporated by reference to Exhibit
              10.2 of the Registration Statement]

  10.3        Stock Option Plan of the Company, dated January 1992, as amended.

  10.4        Nonstatutory Stock Option Plan for Non-Employee Directors of the Company dated, January 1992
              [incorporated by reference to Exhibit 10.4 of the Registration Statement]

  10.5        Agreement between the Company and Paul E. Weitzel, Jr., dated April 27, 1995

  10.6        Employment Agreement between the Company and David A. Cohen, dated May 1, 1994 (the 'Cohen Employment
              Agreement') [incorporated by reference to Exhibit 10.33 of the Company's Form 10-Q for the
              three-month period ended June 30, 1994 (the '6/30/94 10-Q')].

  10.7        Amendment to the Cohen Employment Agreement, dated March 1, 1996.

  10.8        Employment Agreement between the Company and John A. Donohoe, dated May 27, 1994 (the 'Donohoe
              Employment Agreement')

  10.9        Amendment to the Donohoe Employment Agreement, dated March 1, 1996.

  10.10       Employment Agreement between the Company and Ronald F. Scarpone, dated May 27, 1994, as amended March
              1, 1996.

  10.11       Employment Agreement between the Company and James R. Emshoff, dated August 25, 1995 [incorporated by reference to Exhibit 10.37 of the Company's Form 10-Q for the three-month period ended September 30,
              1995 (the '9/30/95 10-Q')].

  10.12       Stock Option Agreement between the Company and James R. Emshoff, dated August 25, 1995 [incorporated by reference to Exhibit 10.38 of the 9/30/95 10-Q].

  10.13       Amended and Restated Senior Subordinated Loan Agreement, between the Company and Heller, dated as of

              December 29, 1995.

  10.14       Warrant Purchase Agreement between the Company and Heller, dated as of December 14, 1992
              [incorporated by reference to Exhibit 3 of the Company's Current Report on Form 8-K filed December
              24, 1992 (the '12/24/92 8-K')].

10.15       Registration Rights Agreement between the Company and Heller, dated as of December 14, 1992
              [incorporated by reference to Exhibit 6 of the 12/24/92 8-K].

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -- CONTINUED


EXHIBIT NO.                                                DESCRIPTION
- - -----------   -----------------------------------------------------------------------------------------------------
  10.16       Warrant to Purchase Class A Convertible Preferred Stock issued to Heller, dated as of May 27, 1994
              (the 'Class A Warrant') [incorporated by reference to Exhibit 10.27.7 of the 6/30/94 10-Q].

  10.17       Warrant to Purchase Class B Convertible Preferred Stock issued to Heller, dated as of May 27, 1994
              (the 'Class B Warrant') [incorporated by reference to Exhibit 10.27.8 of the 6/30/94 10-Q].

  10.18       Amendment to Class A Warrant, dated as of December 29, 1995.

  10.19       Amendment to Class B Warrant, dated as of December 29, 1995.

  10.20       Asset Purchase Agreement among the Company, Transcriptions, Ltd. and its affiliates and subsidiaries, dated January 26, 1994 (the 'Transcriptions Agreement') [incorporated by reference to Exhibit 10.30 of the 1993 10-K].

  10.21       Amendment to the Transcriptions Agreement, dated September 30, 1995 [incorporated by reference to
              Exhibit 10.30.1 of the 9/30/95 10-Q].

  10.22       Amendment to the Transcriptions Agreement, dated November 1, 1995 [incorporated by reference to
              Exhibit 10.30.2 of the 9/30/95 10-Q].

  10.23       Registration Rights Agreement among the Company, David A. Cohen and Edward Forstein [incorporated by reference to Exhibit 10.30.4 of the 9/30.95 10-Q].

  10.24       Amended and Restated Credit Agreement among the Company, Transcriptions, Ltd., the Guarantors named therein, the Lenders named therein and Chemical Bank, as agent, dated December 29, 1995.

  10.30       Amendment and Assignment of Registration Agreement among Heller Financial, Inc., Heller and the
              Company, dated May 27, 1994 [incorporated by reference to Exhibit 10.30 of the Registration
              Statement].

  10.31       Second Amendment to Registration Agreement between Heller and the Company, dated December 29, 1995
              [incorporated by reference to Exhibit 10.31 of the Registration Statement].


  10.32       Registration Agreement between the Company and Chemical Bank, dated May 27, 1994 [incorporated by reference to Exhibit 10.32 of the Registration Statement].

  10.33       The Company's Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.33 of the
              Registration Agreement].

  11.0        Statement re: Computation of Per Share Earnings.

  22.1        Subsidiaries

  23.1        Consent of Arthur Andersen LLP

  24.1        Powers of Attorney (included on signature page)


(B) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1.    The consolidated financial statements of the Company and its subsidiaries filed as part of this Report are listed on the attached Index to Financial Statements and Financial Statement Schedules. See page
      F-1.
2.    The schedule to the consolidated statements of the Company and its subsidiaries filed as part of this
      Report is listed in the attached Index to Financial Statements and Financial Statement Schedules. See
      page F-1.

(C) REPORTS ON FORM 8-K

     During the fourth quarter of 1995, the Company filed no Reports on Form
8-K.

                        SIGNATURES AND POWER OF ATTORNEY


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marlton, State of New Jersey, on March 10, 1996.


                                          MEDQUIST INC.


                                          By: ____/s/__DAVID A. COHEN_________
                                              David A. Cohen
                                              President and Chief Executive
                                              Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated on March 10, 1996.


     Each person below, in so signing, also makes, constitutes and appoints David A. Cohen, his true and lawful attorney-in-fact, with full power of substitution and resubstitution, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this Report.


                SIGNATURES                                             TITLE
- - ------------------------------------------  ------------------------------------------------------------

            /s/ DAVID A. COHEN
          ---------------------             Director, President and Chief Executive Officer (principal
              David A. Cohen                executive officer)


           /s/ ROBERT F. GRAHAM
          ---------------------             Vice President, Treasurer and Chief Financial Officer
             Robert F. Graham               (principal financial officer and principal accounting
                                            officer)

                    *                       Chairman of the Board and Director
          ---------------------
             James R. Emshoff

                    *                       Director
          ---------------------
            William T. Carson

                    *                       Director
          ---------------------
            Richard J. Censits

                    *                       Director
          ---------------------
             James F. Conway

                    *                       Director
          ---------------------
          Frederick S. Fox, III

                    *                       Director
          ---------------------
            A. Fred Ruttenberg

                    *                       Director
          ---------------------
            John H. Underwood

By:    /s/ DAVID A. COHEN
      ----------------------------
      David A. Cohen
      Attorney-in-Fact

                         MEDQUIST INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                                              PAGE
                                                                                                              ----

Report of Independent Public Accountants...................................................................   F-2

Consolidated Balance Sheets................................................................................   F-3

Consolidated Statements of Operations......................................................................   F-4

Consolidated Statements of Shareholders' Equity............................................................   F-5

Consolidated Statements of Cash Flows......................................................................   F-6

Notes to Consolidated Financial Statements.................................................................   F-7

FINANCIAL STATEMENT SCHEDULE II--

     Valuation and Qualifying Accounts.....................................................................   F-17

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MedQuist Inc.:

We have audited the accompanying consolidated balance sheets of MedQuist Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net financial position of MedQuist Inc. and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
  February 23, 1996

                         MEDQUIST INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                                  DECEMBER 31
                                                                                               ------------------
                                                                                                1994       1995
                                                                                               -------    -------
                                                     ASSETS
Current assets:
  Cash and cash equivalents.................................................................   $   807    $ 1,812
  Accounts receivable, net of allowance of $145 and $257....................................     6,956      9,769
  Deferred income taxes.....................................................................       645        966
  Prepaid expenses and other................................................................     1,301        754
                                                                                               -------    -------
       Total current assets.................................................................     9,709     13,301
Property and equipment, net.................................................................     4,752      6,725
Intangible assets, net......................................................................    15,887     37,426
Net assets of discontinued operations.......................................................    20,743        180
Other.......................................................................................       312        463
                                                                                               -------    -------

                                                                                               $51,403    $58,095
                                                                                               -------    -------
                                                                                               -------    -------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................................................   $ 4,889    $ 2,246
  Accounts payable..........................................................................       624      2,164
  Accrued payroll...........................................................................     1,320      1,092
  Accrued expenses..........................................................................     2,100      2,873
                                                                                               -------    -------
       Total current liabilities............................................................     8,933      8,375
                                                                                               -------    -------
Long-term debt..............................................................................    30,415     15,956
                                                                                               -------    -------
Subordinated payable to related parties.....................................................     --        17,337
                                                                                               -------    -------
Other long-term liabilities.................................................................       866        848
                                                                                               -------    -------
Deferred income taxes.......................................................................       497        609
                                                                                               -------    -------
Commitments and contingencies (Note 11)
Shareholders' equity:
  Class A preferred stock, no par value, 650 shares authorized, none issued.................     --         --
  Class B preferred stock, no par value, 400 shares authorized, none issued.................     --         --
  Common stock, no par value, 20,000 shares authorized, 2,250 and 2,446 shares issued and
     outstanding............................................................................     3,244      4,639
  Common stock to be issued to related parties, 861 shares..................................     --         4,550
  Retained earnings.........................................................................     7,448      5,781
                                                                                               -------    -------
       Total shareholders' equity...........................................................    10,692     14,970
                                                                                               -------    -------
                                                                                               $51,403    $58,095
                                                                                               -------    -------
                                                                                               -------    -------


          See accompanying notes to consolidated financial statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                        YEAR ENDED DECEMBER 31
                                                                                     ----------------------------
                                                                                      1993      1994       1995
                                                                                     ------    -------    -------
Revenues..........................................................................   $ --      $24,841    $45,127

                                                                                     ------    -------    -------
Costs and expenses:
  Cost of revenues................................................................     --       18,677     33,711
  Selling, general and administrative.............................................    1,688      2,798      4,325
  Depreciation....................................................................       60        639      1,862
  Amortization of intangible assets...............................................       12        264        496
                                                                                     ------    -------    -------
     Total operating expenses.....................................................    1,760     22,378     40,394
                                                                                     ------    -------    -------
Operating income (loss)...........................................................   (1,760)     2,463      4,733
Interest expense..................................................................    1,426      2,738      3,695
                                                                                     ------    -------    -------
Income (loss) from continuing operations before income taxes......................   (3,186)      (275)     1,038
Income tax provision (benefit)....................................................   (1,290)      (109)       431
                                                                                     ------    -------    -------
Income (loss) from continuing operations..........................................   (1,896)      (166)       607
Discontinued operations, net of income taxes:
  Income from operations..........................................................    1,997      1,612      1,451
  Estimated gain (loss) on disposal...............................................    1,749      --        (3,180)
                                                                                     ------    -------    -------
Income (loss) before extraordinary item...........................................    1,850      1,446     (1,122)
Loss on early extinguishment of debt, net of income tax benefit...................     --        --           545
                                                                                     ------    -------    -------
Net income (loss).................................................................   $1,850    $ 1,446    $(1,667)
                                                                                     ------    -------    -------
                                                                                     ------    -------    -------

Income (loss) per share:
  Income (loss) from continuing operations........................................   $(0.40)   $  0.09    $  0.30
  Discontinued operations.........................................................     1.02       0.49      (0.52)
  Extraordinary item..............................................................     --        --         (0.16)
                                                                                     ------    -------    -------
     Net income (loss) per share..................................................   $ 0.62    $  0.58    $ (0.38)
                                                                                     ------    -------    -------
                                                                                     ------    -------    -------
Shares used in computing income (loss) per share (Note 1).........................    3,656      3,316      3,335
                                                                                     ------    -------    -------
                                                                                     ------    -------    -------

          See accompanying notes to consolidated financial statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                    COMMON STOCK
                                                        ------------------------------------
                                                             SHARES           SHARES TO BE

                                                          OUTSTANDING            ISSUED                     RECEIVABLE
                                                        ----------------    ----------------    RETAINED       FROM
                                                        NUMBER    AMOUNT    NUMBER    AMOUNT    EARNINGS    SHAREHOLDER     TOTAL
                                                        ------    ------    ------    ------    --------    -----------    -------
Balance, December 31, 1992...........................   2,896     $8,222     --       $ --       $4,152        $(437)      $11,937
  Net income.........................................    --         --       --         --        1,850        --            1,850
  Exercise of common stock options, including tax
     benefit.........................................     326      1,080     --         --        --           --            1,080
  Redemption of common stock in connection with sale
     of business.....................................    (999)    (6,233)    --         --        --           --           (6,233)
  Repayment of receivable............................    --         --       --         --        --             437           437
                                                        ------    ------    ------    ------    --------    -----------    -------

Balance, December 31, 1993...........................   2,223      3,069     --         --        6,002        --            9,071
  Net income.........................................    --         --       --         --        1,446        --            1,446
  Exercise of common stock options, including tax
     benefit.........................................      27        175     --         --        --           --              175
                                                        ------    ------    ------    ------    --------    -----------    -------

Balance, December 31, 1994...........................   2,250      3,244     --         --        7,448        --           10,692
  Net loss...........................................    --         --       --         --       (1,667)       --           (1,667)
  Exercise of common stock options, including tax
     benefit.........................................     173      1,210     --         --        --           --            1,210
  Issuance of common stock in connection with
     business acquisition............................      23        185     --         --        --           --              185
  Common stock to be issued in connection with
     Transcriptions Ltd. acquisition.................    --         --        861      4,550      --           --            4,550
                                                        ------    ------    ------    ------    --------    -----------    -------

Balance, December 31, 1995...........................   2,446     $4,639      861     $4,550     $5,781        $--         $14,970
                                                        ------    ------    ------    ------    --------    -----------    -------
                                                        ------    ------    ------    ------    --------    -----------    -------


          See accompanying notes to consolidated financial statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          YEAR ENDED DECEMBER 31
                                                                                       ----------------------------
                                                                                        1993      1994       1995
                                                                                       ------    -------    -------
Operating activities:
  Net income (loss).................................................................   $1,850    $ 1,446    $(1,667)
  Adjustments to reconcile net income loss to net cash provided by operating activities-
       Depreciation and amortization................................................    1,641      2,115      4,005
       Amortization of debt discount................................................      220        161        131
       Estimated (gain) loss on disposal of discontinued operations.................   (3,942)     --         4,286
       Provision for restructuring of discontinued segment..........................    2,148      --         --
       Loss on early extinguishment of debt.........................................     --        --           545
       Gain on debt retirement......................................................     (124)     --         --
       Deferred income tax provision (benefit)......................................     (377)       865       (355)
       Changes in assets and liabilities, excluding effects of acquisitions and divestitures --
            Accounts receivable.....................................................    2,137        561     (2,377)
            Prepaid expenses and other..............................................     (220)      (508)       706
            Other assets............................................................      (93)       (81)      (128)
            Accounts payable........................................................     (639)       805      1,127
            Accrued payroll.........................................................      186       (587)      (326)
            Accrued expenses........................................................   (2,511)      (989)       282
            Other long-term liabilities.............................................     (132)       143        (91)
                                                                                       ------    -------    -------
               Net cash provided by operating activities............................      144      3,931      6,138
                                                                                       ------    -------    -------
Investing activities:
  Purchases of property and equipment, net..........................................     (704)      (982)    (3,448)
  Acquisitions, net of cash acquired................................................   (3,514)   (21,738)        (7)
  Net cash proceeds from divestitures...............................................    5,291      --        16,723
  Other.............................................................................     (120)       692      --
                                                                                       ------    -------    -------
               Net cash provided by (used in) investing activities..................      953    (22,028)    13,268
                                                                                       ------    -------    -------
Financing activities:
  Proceeds from issuance of long-term debt..........................................     --       22,525      --
  Deferred financing costs..........................................................     --       (1,530)      (178)
  Net borrowings on revolving line of credit........................................      450        250      --
  Repayments of long-term debt......................................................   (2,056)    (3,555)   (18,806)
  Repayments of obligations under capital leases....................................     (737)      (241)      (213)
  Net proceeds from issuance of common stock........................................      672        154        796
  Repayment of shareholder receivable...............................................      437      --         --
                                                                                       ------    -------    -------
            Net cash provided by (used in) financing activities.....................   (1,234)    17,603    (18,401)
                                                                                       ------    -------    -------
Net increase (decrease) in cash and cash equivalents................................     (137)      (494)     1,005
Cash and cash equivalents, beginning of year........................................    1,438      1,301        807
                                                                                       ------    -------    -------
Cash and cash equivalents, end of year..............................................   $1,301    $   807    $ 1,812
                                                                                       ------    -------    -------
                                                                                       ------    -------    -------


          See accompanying notes to consolidated financial statements.
                                      F-6

                         MEDQUIST INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Background

     MedQuist Inc. is a leading national provider of electronic transcription and document management services to the healthcare industry. MedQuist Inc. was incorporated in New Jersey in 1987 as a group of outpatient healthcare businesses affiliated with a non-profit healthcare provider. In 1992 and 1993, the outpatient businesses were sold (see Note 3) and, in 1994, Transcriptions, Ltd. was acquired (see Note 2). In November 1995, MedQuist Inc. discontinued its receivables management business. The operations and net assets of the receivables management business and the outpatient businesses, which together formed one business segment, have been accounted for as discontinued operations (see Note 3).

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of MedQuist Inc. and its subsidiaries (the 'Company'). All material intercompany balances and transactions have been eliminated.

  Use of Estimates

     The preparation of financial statements, in accordance with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported assets and liabilities and contingency disclosures at the date of the financial statements and the reported operations during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

     Fees for transcription-related services are based primarily on contracted rates, and revenue is recognized upon the rendering of services and delivery of records. Included in revenues are franchise fees of $216 and $317 for the years ended December 31, 1994 and 1995.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less.

  Prepaid Expenses and Other

     Prepaid expenses and other consists primarily of recoverable income taxes, prepaid insurance and prepaid rent.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization have been provided using the straight-line method over the estimated useful lives of the assets, which range from three to five years for furniture, equipment and software, and the lease term for leasehold improvements. Repairs and maintenance costs are expensed as incurred. Additions and betterments are capitalized. Gains or losses on the disposition of property and equipment are charged to operations.

  Intangible Assets

     Intangible assets include the excess of cost over net asset value of acquired businesses, customer lists and deferred financing costs and are being amortized over 20 to 40 years, 20 years and 5 to 6 years, respectively. Subsequent to its acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that intangible assets should be

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- CONTINUED evaluated for possible impairment, the Company uses an estimate of the related undiscounted operating income over the remaining life of the intangible asset in measuring whether the intangible asset is recoverable. As of December 31, 1995, management believes that no revision to the remaining useful lives or write-down of intangible assets is required.


  Accrued Expenses



     Accrued expenses consists primarily of deferred revenue, accrued interest, deferred telephone credits, and accrued professional fees. At December 31, 1994 and 1995 and March 31, 1996, deferred revenue was $475, $466 and $261, respectively.



  Severance Costs



     In fiscal 1995, two of the Company's then Chief Executive Officers resigned. In connection with such resignations, the Company incurred severance and retirement costs of $697 and $522 for the year ended December 31, 1995, and the three months ended March 31, 1995, respectively.



  Advertising Costs




     The Company expenses advertising costs as incurred. Advertising expense was $0, $96, $162, $41 and $24, for the years ended December 31, 1993, 1994 and 1995 and for the three months ended March 31, 1995 and 1996, respectively.


  Statements of Cash Flow Information


     For the years ended December 31, 1993, 1994 and 1995, the Company paid interest of $1,145, $2,108 and $3,155 respectively, and income taxes of $2,492, $257 and $478, respectively. Capital lease obligations of $593 and $531 were incurred on equipment leases entered into in 1994 and 1995, respectively. In 1994, the Company refinanced $5,265 of long-term debt and $820 under its line of credit. In 1993, the Company sold a business to a shareholder for consideration that included 999 shares of the Company's common stock.


     The following table displays the net non cash assets and liabilities that were consolidated as a result of business acquisitions, including the impact of fixing the Transcriptions deferred purchase price in 1995 (see Note 2):

                                                                                        DECEMBER 31
                                                                                     ------------------
                                                                                      1994       1995
                                                                                     -------    -------
Non cash assets (liabilities):
  Accounts receivable.............................................................   $ 6,720    $   169
  Prepaid expenses and other......................................................       550         19
  Property and equipment..........................................................     4,034        213
  Intangible assets...............................................................    14,516     23,183
  Accounts payable and accrued expenses...........................................    (2,670)      (299)
  Long-term debt..................................................................      (404)      (379)
                                                                                     -------    -------
     Net non cash assets acquired.................................................    22,746     22,906
     Less -- Seller notes and payables............................................    (1,008)   (18,164)
              Common Stock to be issued...........................................     --        (4,550)
              Common Stock issued.................................................     --          (185)
                                                                                     -------    -------
  Net cash paid for business acquisitions.........................................   $21,738    $     7
                                                                                     -------    -------
                                                                                     -------    -------

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- CONTINUED
  Income Taxes

     Income taxes are calculated using the liability method in accordance with Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' (SFAS No. 109). Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective January 1, 1993, the Company adopted SFAS No. 109. The cumulative effect of the change in accounting for income taxes was not material and is, therefore, not presented separately in the consolidated statement of operations.

  Income (Loss) Per Share

     The Company's total outstanding common stock options and warrants exceed 20% of the total outstanding common stock. Therefore, the income per share computations are modified, as required under Accounting Principles Board Opinion No. 15, to assume all outstanding common stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding common stock. Any remaining proceeds are assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax. Because interest expense has not been allocated to discontinued operations (see Note 3), the reduction of interest expense only impacts income per share from continuing operations.

  New Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ' (SFAS No. 121). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company is required to adopt SFAS No. 121 effective January 1, 1996. The adoption of SFAS No. 121 is not expected to have a material effect on the Company's financial condition or results of operations.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation' (SFAS No. 123). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company is required to adopt SFAS No. 123 effective January 1, 1996. The adoption of SFAS No. 123 is not expected to have a material effect on the Company's financial condition or results of operations.

  Reclassifications


     Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

(2) ACQUISITIONS:

     Effective May 1, 1994, the Company purchased substantially all of the assets of Transcriptions, Ltd. and affiliates ('Transcriptions') as well as assuming certain liabilities, as defined, for $16,930 in cash, including acquisition costs of $322, plus the payment of Transcriptions interest bearing debt of $5,816, plus a deferred purchase price based on future operating results. The deferred purchase price consideration was to equal 5.2

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)

(2) ACQUISITIONS: -- CONTINUED
times the average annual pre-tax income, as defined, during the 24 month period ended May 31, 1996, less $19,200 and was payable on or before August 31, 1996.

     Effective December 29, 1995, and in connection with the sale of the receivables management division (see Note 3), the Company fixed the deferred purchase price by agreeing to pay the former owners of Transcriptions $18,375 in cash and 861 shares of Common Stock (valued at $4,550 for financial reporting purposes) on August 31, 1996. Accordingly, the $18,375 of cash consideration has been discounted and presented as a subordinated payable of $17,337 at December 31, 1995 (see Note 7) and the shares to be issued have been presented as such in shareholders' equity at December 31, 1995.

     Upon fixing the deferred purchase price, the total purchase price for the Transcriptions acquisition was $44,633. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities. The results of operations of Transcriptions are included in the accompanying consolidated statements of operations from May 1, 1994.

     The following unaudited pro forma summary presents the results of operations of the Company as if the Transcriptions acquisition, including the payment of the deferred purchase price which causes additional amortization and interest expense, had occurred on January 1, 1994. The pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in the future.

                                                                                      1994       1995
                                                                                     -------    -------
                                                                                        (UNAUDITED)

Net revenues......................................................................   $36,634    $45,127
Loss from continuing operations...................................................      (940)      (701)
Loss per share from continuing operations.........................................      (.42)      (.30)
Shares used in computing loss per share...........................................     2,250      2,323

     In August 1995, the Company entered into a merger agreement with Brawm Transcriptions, Inc. The agreement provided for net cash consideration of $7 and 23 shares of the Company's Common Stock valued at $185. In November 1995, the Company entered into an agreement to purchase substantially all of the assets and certain liabilities of Transcriptions, Ltd. of Michigan, a former franchisee, for a $827, 9% Subordinated Promissory Note which is due in March 1996. The results of operations of these two acquisitions are included in the accompanying consolidated statement of operations since the dates of acquisition. The purchase price allocation for these acquisitions has not been finalized as of December 31, 1995. Pro forma information is not presented as these acquisitions are not material to the Company.

(3) DISCONTINUED OPERATIONS:

     Since December 1992, the Company has sold or eliminated all of the businesses within its discontinued segment as follows:

                                                                       CONSIDERATION     DIVESTITURE
                              BUSINESS                                   RECEIVED            DATE
- - --------------------------------------------------------------------   -------------    --------------
Occupational health and rehabilitation..............................      $   475        December 1992
Retail pharmacy.....................................................       --            December 1992
Home medical........................................................        1,955            July 1993
Medical transport...................................................        3,535          August 1993
Ambulatory surgery..................................................        6,833       September 1993
InForMED software...................................................       --           September 1993
Receivables management..............................................       17,330        December 1995

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)

(3) DISCONTINUED OPERATIONS: -- CONTINUED
     On November 14, 1995, the Company signed a letter of intent to sell its receivables management business, the last remaining businesses in the segment. Accordingly, the operations and net assets of all divested businesses in this segment have been accounted for as discontinued operations and the operating results and net assets are reported in such manner for all periods presented in the accompanying consolidated financial statements.



     The ambulatory surgery business was sold in September 1993 to the Company's then largest shareholder. Under the terms of the sale agreement, the Company received $600 in cash and redeemed 999 shares of its common stock held by this shareholder.



     For the years ended December 31, 1993, 1994 and 1995, the discontinued operations generated revenue of $29,079, $21,438 and $18,767 and net income of $1,997, $1,612 and $1,451, respectively. The 1995 divestiture of receivables management generated an estimated net loss of $3,180, which includes net income of $113 related to the operations of the business from the November 14, 1995 measurement date through the December 29, 1995 disposal date. The 1993 divestitures generated net income of $1,749. At December 31, 1995, the accompanying balance sheet includes $180 of net accounts receivable, related to discontinued operations, that were retained by the Company.


(4) PROPERTY AND EQUIPMENT:

                                                                                         DECEMBER 31
                                                                                      -----------------
                                                                                       1994       1995
                                                                                      -------    ------
Furniture, equipment and software..................................................   $ 5,626    $9,509
Leasehold improvements.............................................................       126        78
                                                                                      -------    ------
                                                                                        5,752     9,587
Less -- Accumulated depreciation and amortization..................................    (1,000)   (2,862)
                                                                                      -------    ------
                                                                                      $ 4,752    $6,725
                                                                                      -------    ------
                                                                                      -------    ------

(5) INTANGIBLE ASSETS:

                                                                                        DECEMBER 31
                                                                                     ------------------
                                                                                      1994       1995
                                                                                     -------    -------
Excess of cost over net asset value of acquired businesses........................   $14,553    $33,899
Customer lists....................................................................     --         3,800
Deferred financing costs..........................................................     1,935        608
Other.............................................................................        15      --
                                                                                     -------    -------
                                                                                      16,503     38,307
Less -- Accumulated amortization..................................................      (616)      (881)

                                                                                     -------    -------
                                                                                     $15,887    $37,426
                                                                                     -------    -------
                                                                                     -------    -------

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)

(6) LONG-TERM DEBT:

                                                                                        DECEMBER 31
                                                                                     ------------------
                                                                                      1994       1995
                                                                                     -------    -------
Senior term loans payable to banks, escalating quarterly principal installments
  (see below).....................................................................   $21,000    $ 9,500
Revolving credit facility (see below).............................................     5,809      --
Senior subordinated note payable to financial institution, quarterly payments of interest at 7.0%, balloon principal payment in May 2000, net of original issue
  discount of $709 and $578, respectively (see Note 8)............................     6,291      6,422
Subordinated 9.0% promissory note, due in March 1996 (see Note 2).................     --           827
Subordinated 9.5% promissory notes, due June 1997 through April 1999..............       467        439
Convertible subordinated notes, due in January 1996...............................       641        175
Subordinated promissory notes repaid in 1995......................................       561      --
Capital lease obligations.........................................................       459        826
Other notes payable...............................................................        76         13
                                                                                     -------    -------
                                                                                      35,304     18,202
Less -- Current portion...........................................................    (4,889)    (2,246)
                                                                                     -------    -------
                                                                                     $30,415    $15,956
                                                                                     -------    -------
                                                                                     -------    -------

     In connection with the Transcriptions acquisition in May 1994 (see Note 2), the Company entered into a credit agreement (the 'Credit Agreement') with certain banks that included $22,000 of term loans and an $8,000 revolving credit facility. In connection with the sale of the receivables management division (see Note 3), the Company restructured its credit facility to include $9,500 of term loans and a $10,000 revolver. The new credit facility bears interest at resetting rates, as selected by the Company, based on various rate alternatives and the Company's level of compliance with certain financial covenants, as defined. The interest rate alternatives are either (i) LIBOR plus 2% to 3% or
(ii) 0.5% to 1.5% in excess of the greater of either (x) the bank's prime rate,
(y) federal funds plus 1.0% or (z) the bank's certificate of deposit rate,

subject to certain restrictions, as defined. The weighted average interest rate at December 31, 1995, was 10%.

     The term loans are payable in 24 quarterly escalating installments ranging from $275 to $475 through December 2001 and the revolving credit facility expires in December 1998. The term loans and the revolving credit facility are cross-collateralized and cross-defaulted. The Credit Agreement requires that any prepayments, as defined, first be applied to the term loans. Additionally, the Company is required to comply with various financial and nonfinancial covenants, the most restrictive of which are specified income and debt related financial ratios and restrictions on the payment of dividends, acquisitions and the sale of property and equipment, among other items, as defined.

     In 1995, the Company incurred interest expense of $498 on the revolving credit facility, at a weighted average interest rate of 8.96%. The highest outstanding borrowing during 1995 was $7,332. The revolving credit facility is subject to a borrowing base of 85% of eligible receivables, as defined, and at December 31, 1995, there was $7,000 available under the revolver.

     In 1994, the Company incurred interest expense of $326 on the revolving credit facility, at a weighted average interest rate of 7.72% and the highest outstanding borrowing was $6,509.

     In connection with the restructuring of the credit facility, the Company expensed, as an extraordinary item, the related deferred financing costs of $826, increasing the 1995 net loss by $545, or $.16 per share.

     The convertible subordinated notes were repaid in January 1996.

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)

(6) LONG-TERM DEBT: -- CONTINUED
     Long-term debt maturities as of December 31, 1995, are as follows:

1996...............................................................................   $ 2,327
1997...............................................................................     1,505
1998...............................................................................     2,168
1999...............................................................................     2,122
2000...............................................................................     1,904
2001 and thereafter................................................................     8,900
                                                                                      -------
                                                                                       18,926
Less -- Unamortized discount and interest on capital lease obligations.............      (724)
                                                                                      -------
                                                                                      $18,202
                                                                                      -------

                                                                                      -------

(7) SUBORDINATED PAYABLE TO RELATED PARTIES:

     Effective December 29, 1995, the Company and the former owners of Transcriptions who include the Company's current Chief Executive Officer and Chief Operating Officer, amended the Transcriptions purchase agreement to fix the amount of the deferred purchase price (see Note 2). The amendment provides for the Company to pay $18,375 in cash and issue 861 shares of common stock (valued at $4,550 for financial reporting purposes) on August 31, 1996. The cash portion of the deferred purchase price was discounted using an 8.75% rate and is presented as a $17,337 long-term subordinated payable at December 31, 1995.

     The amendment requires the company to use commercially reasonable efforts to raise $18,375 by means of a public offering or through borrowings from the Company's senior lenders. If the Company is unsuccessful raising sufficient funds by August 31, 1996, the Company is required to deliver by December 31, 1996, any cash it is able to raise by the methods described above, and a subordinated promissory note for the balance plus any accrued interest. Any such subordinated promissory note will bear interest at the alternative base rate, as defined in the Credit Agreement (see Note 6), plus 2.5% and as long as the Company is not in default under the Credit Agreement, the Company may pay regular quarterly interest payments on any such subordinated note.

     If the subordinated promissory note is issued for a portion of the $18,375, the Company is then required to use its best efforts to repay such note through the sale of equity or subordinated debt, at terms that are satisfactory to the Company's senior lenders. If repayment still does not occur, the entire balance and any accrued interest thereon is due 30 days after all obligations under the Credit Agreement are paid in full.

(8) SHAREHOLDERS' EQUITY:

     In connection with the 1992 issuance of the senior subordinated note (see
Note 6), the Company sold to the holder for $1,100 warrants to purchase 577 shares of Class A and 356 shares of Class B Preferred Stock at an exercise price of $7.50 per share. Each share of Class A and Class B Preferred Stock is convertible into one share of Common Stock. During 1994, the holder was issued additional warrants and all warrant exercise prices were reset at $7.28, in accordance with the antidilution provisions of the original warrant agreement. At December 31, 1995, warrants to purchase 595 shares of Class A Preferred Stock and 367 shares of Class B Preferred Stock were outstanding and exercisable through May 2002.

     On September 30, 1993, in connection with the sale of its ambulatory surgery business, the Company redeemed all 999 shares of Common Stock owned by HCSF, Inc. and received $600 in cash. The value of the Common Stock at the time of redemption was $6,233. In connection with this sale, the $437 receivable from HCSF, Inc. was repaid.

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(8) SHAREHOLDERS' EQUITY: -- CONTINUED
     In connection with the May 1994 Credit Agreement (see Note 6), the Company issued the agent bank warrants to purchase 75 shares of Common Stock at an exercise price of $6.74 per share. These warrants expire May 2001.

(9) STOCK OPTION PLANS:

     The Company has three stock option plans which provide the granting of options to purchase an aggregate of 1,353 shares of Common Stock to eligible employees (including officers) and nonemployee directors of the Company. Options granted may be at fair market value of the Common Stock or at a price determined by a committee of the Board. The stock options vest and are exercisable over a period determined by the committee, but not longer than ten years. Information with respect to the options under the plans and certain prior options follows:

                                                                               OPTION PRICE     AGGREGATE
                                                                    SHARES       PER SHARE      PROCEEDS
                                                                    ------    ---------------   ---------
Outstanding, December 31, 1992...................................     572      $2.00 - $6.70     $ 2,041
  Granted........................................................      18          5.25               95
  Exercised......................................................    (326)     2.00 -  5.80         (972)
  Canceled.......................................................    --                            --
                                                                    ------                      ---------
Outstanding, December 31, 1993...................................     264      2.00 -  6.70        1,164
  Granted........................................................     300      4.69 -  6.75        1,663
  Exercised......................................................     (27)     3.40 -  6.00         (154)
  Canceled.......................................................     (37)     4.65 -  6.75         (163)
                                                                    ------                      ---------
Outstanding, December 31, 1994...................................     500      2.00 -  6.75        2,510
  Granted........................................................     305      7.25 -  9.50        2,594
  Exercised......................................................    (173)     2.00 -  7.25         (796)
  Canceled.......................................................     (45)     2.00 -  7.50         (259)
                                                                    ------                      ---------
Outstanding, December 31, 1995...................................     587      $3.40 - $9.50     $ 4,049
                                                                    ------                      ---------
                                                                    ------                      ---------

     At December 31, 1995, there were 256 exercisable options at an aggregate exercise price of $1,277 and 72 additional options to purchase Common Stock were available for grant under the plans.

(10) INCOME TAXES:

     The components of the provision (benefit) for income taxes are as follows:


                                                                       YEAR ENDED DECEMBER 31
                                                                      ------------------------
                                                                       1993      1994     1995
                                                                      ------    ------    ----
Current:
  State............................................................   $  437    $ --      $181
  Federal..........................................................    2,077        85     161
                                                                      ------    ------    ----
                                                                       2,514        85     342
Deferred...........................................................     (377)      865    (355)
                                                                      ------    ------    ----
  Total............................................................   $2,137    $  950    $(13)
                                                                      ------    ------    ----
                                                                      ------    ------    ----

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)

(10) INCOME TAXES: -- CONTINUED
     Income tax provision (benefit) is included in the accompanying consolidated financial statements as follows:

                                                                      YEAR ENDED DECEMBER 31
                                                                     -------------------------
                                                                      1993       1994     1995
                                                                     -------    ------    ----
Continuing operations.............................................   $(1,290)   $ (109)   $431
Discontinued operations:
  Income from operations..........................................     1,234     1,059     796
  Gain (loss) on disposal.........................................     2,193      --      (959)
Extraordinary item................................................     --         --      (281)
                                                                     -------    ------    ----
     Total........................................................   $ 2,137    $  950    $(13)
                                                                     -------    ------    ----
                                                                     -------    ------    ----

      A reconciliation of the statutory federal income tax rate to the effective continuing operations income tax rate is as follows:

                                                                      YEAR ENDED DECEMBER 31
                                                                     ------------------------

                                                                     1993      1994      1995
                                                                     ----      ----      ----
Statutory federal income tax rate.................................   34.0%     34.0%     34.0%
State income taxes, net of federal benefit........................   6.5       5.6       6.5
Other.............................................................   --        --        1.0
                                                                     ----      ----      ----
                                                                     40.5%     39.6%     41.5%
                                                                     ----      ----      ----
                                                                     ----      ----      ----

     The tax effect of temporary differences that give rise to deferred income taxes are as follows:

                                                                                           DECEMBER 31
                                                                                          --------------
                                                                                          1994     1995
                                                                                          -----    -----
Deferred tax asset:
  Allowance for doubtful accounts......................................................   $ 443    $ 210
  Self-insurance reserves..............................................................      77       64
  Vacation accrual.....................................................................      68       15
  Other................................................................................      57      677
                                                                                          -----    -----
                                                                                          $ 645    $ 966
                                                                                          -----    -----
                                                                                          -----    -----
Deferred tax liability:
  Depreciation.........................................................................    (510)    (545)
  Amortization.........................................................................    (161)    (402)
  Deferred compensation................................................................     174      338
                                                                                          -----    -----
                                                                                          $(497)   $(609)
                                                                                          -----    -----
                                                                                          -----    -----

(11) COMMITMENTS AND CONTINGENCIES:

     Rent expense for operating leases was $144, $459 and $732 for the years ended December 31, 1993, 1994 and 1995, respectively. Minimum annual rental commitments for noncancelable operating leases having terms in excess of one year as of December 31, 1995, are as follows:

1996.................................................................................   $3,373
1997.................................................................................    1,080
1998.................................................................................      891

1999.................................................................................      485
2000.................................................................................      158
                                                                                        ------
                                                                                        $5,987
                                                                                        ------
                                                                                        ------

     The Company has employment agreements with four key executives with terms ranging from 2 to 3 years. The agreements provide for, among other things, compensation, benefits, termination and non-competition.

     The Company has an employment agreement, as amended on January 1, 1996, with a former Chief Executive Officer, who is currently a Director of the Company. The agreement entitles this individual to receive retirement benefits of $75 per year for life plus certain other benefits, as defined. Included in other long-term liabilities is $436 and $847 at December 31, 1994 and 1995, respectively, related to these retirement benefits. In accordance with terms of the employment agreement, during 1993, the Company loaned this individual $300 to exercise 150 common stock options. The loan, as amended, is noninterest-bearing and is due on March 1, 1996, and is included in other assets in the accompanying consolidated balance sheets. The employment agreement also requires the Company to loan the former CEO's estate the necessary funds to exercise any options owned by the individual at the time of his death.


     The Company has adopted a severance plan for certain executive officers that provides for one-time payments in the event of a change in control, as defined. No liabilities are currently required to be recorded with respect to this plan.



     The Company has entered into an agreement with its long distance carrier through October 1998 that provides for, among other things, annual minimum purchases of $1,800 and termination penalties.


     In the normal course of business, the Company is a party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's financial position or results of operations.

(12) QUARTERLY FINANCIAL DATA (UNAUDITED):

     Quarterly financial data for the years ended December 31, 1994 and 1995, are summarized below:

YEAR ENDED DECEMBER 31, 1994


                                                                               THREE MONTHS ENDED
                                                               --------------------------------------------------
                                                               MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                               --------    -------    ------------    -----------
Revenues....................................................   $     --    $ 6,111      $  9,126        $ 9,604
Pretax income (loss) from continuing operations.............       (506)      (618)          492            357
Net income (loss) from continuing operations................       (483)      (196)          297            216
Net income (loss) per share (from continuing operations)....      (0.11)     (0.02)         0.12           0.10

YEAR ENDED DECEMBER 31, 1995

                                                                              THREE MONTHS ENDED
                                                              ---------------------------------------------------
                                                              MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                              --------    --------    ------------    -----------
Revenues...................................................   $ 10,426    $ 10,806      $ 11,538        $12,357
Pretax income (loss) from continuing operations............       (197)        212           667            356
Net income (loss) from continuing operations...............       (115)        124           390            208
Net income (loss) per share (from continuing operations)...         --        0.07          0.13           0.10

                         MEDQUIST INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1995
                             (Dollars in thousands)

                                                  BALANCE,      CHARGED TO    CHARGED TO
                                                BEGINNING OF    COSTS AND       OTHER                      BALANCE,
                 DESCRIPTION                        YEAR         EXPENSES      ACCOUNTS     DEDUCTIONS    END OF YEAR
- - ---------------------------------------------   ------------    ----------    ----------    ----------    -----------
Allowances for doubtful accounts:
     1995....................................      $  316          $243          $487         $ (496)        $ 550
     1994....................................         882            18           145           (729)          316
     1993....................................       1,486           448         --            (1,052)          882

- - ------------------
* Includes amounts related to discontinued operations.