Form 10-K/A
MEDQUIST INC
filed 1996-05-20
CIK 884497

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                                AMENDMENT NO. 2
                                       TO


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

                                           NAME OF EACH EXCHANGE
         TITLE OF CLASS                     ON WHICH REGISTERED
------------------------------------------------------------------------------
  Common Stock (No Par Value)                     AMEX

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO _.

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

     Part III -- Proxy Statement to be filed with the Commission in connection with the 1996 Annual Meeting.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risks, including without limitation: the dependence on a single line of business; rapid technological change; inability to expand into new markets and to make acquisitions; inability to attract and retain key personnel and transcriptionists; and the effects of regulatory changes in the healthcare industry.


ITEM 1. BUSINESS

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

The following table sets forth certain information relating to the Company's client profile and their contribution to the Company's revenue in 1995:

                                                                 PERCENTAGE
TYPE OF CLIENT                                                   OF REVENUES
-------------------------------------------------------------- ---------------
Hospital Medical Record Departments...........................       78.3%
Other Hospital Departments....................................       13.3
HMOs, Out-Patient Clinics and Other Healthcare Providers......        7.8
Physician Practice Groups.....................................        0.6
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

                                                      HIGH        LOW
                                                    ---------  ---------
1994
  First Quarter.................................... $   7 1/8  $   4 1/2
  Second Quarter...................................     7 1/4      6 1/4
  Third Quarter....................................     7 1/8      5 7/8
  Fourth Quarter...................................         9      6 3/8

1995
  First Quarter....................................     8 1/8      6 3/4
  Second Quarter...................................     9 1/4      6 3/8
  Third Quarter....................................    10 1/8      6 3/8
  Fourth Quarter...................................     9 3/8      6 3/4

1996
  First Quarter (through March 28).................    13 3/8      8 1/8

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

                                                                         YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------
                                                            1991       1992       1993       1994       1995
                                                          ---------  ---------  ---------  ---------  ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues (1)..........................................  $      --  $      --  $      --  $  24,841  $  45,127
  Costs and expenses:
     Cost of revenues...................................         --         --         --     18,677     33,711
     Selling, general and administrative................      1,564      1,533      1,688      2,798      4,325
     Depreciation.......................................         66         53         60        639      1,862
     Amortization of intangible assets..................         19         10         12        264        496
                                                          ---------  ---------  ---------  ---------  ---------
       Total operating expenses.........................      1,649      1,596      1,760     22,378     40,394
                                                          ---------  ---------  ---------  ---------  ---------
  Operating income (loss)...............................     (1,649)    (1,596)    (1,760)     2,463      4,733
  Interest expense......................................        296        393      1,426      2,738      3,695
                                                          ---------  ---------  ---------  ---------  ---------
  Income (loss) from continuing operations before income
     taxes..............................................     (1,945)    (1,989)    (3,186)      (275)     1,038
  Income tax provision (benefit)........................       (804)      (867)    (1,290)      (109)       431
                                                          ---------  ---------  ---------  ---------  ---------
  Income (loss) from continuing operations..............     (1,141)    (1,122)    (1,896)      (166)       607
  Discontinued operations (2)...........................      2,293      2,629      3,746      1,612     (1,729)
  Extraordinary item (3)................................         --         --         --         --       (545)
                                                          ---------  ---------  ---------  ---------  ---------
  Net income (loss).....................................  $   1,152  $   1,507  $   1,850  $   1,446  $  (1,667)
                                                          ---------  ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------  ---------

  Income (loss) per share (4):
     Continuing operations..............................  $   (0.50) $   (0.41) $   (0.40) $    0.09  $    0.30
     Discontinued operations (2)........................       1.00       0.97       1.02       0.49      (0.52)
     Extraordinary item (3).............................         --         --         --         --      (0.16)
                                                          ---------  ---------  ---------  ---------  ---------
       Net income (loss) per share......................  $    0.50  $    0.56  $    0.62  $    0.58  $   (0.38)
                                                          ---------  ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------  ---------

  Shares used in computing income (loss)
     per share (4)......................................      2,290      2,697      3,656      3,316      3,335
                                                          ---------  ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------  ---------

                                                                             DECEMBER 31,
                                                         -----------------------------------------------------
                                                           1991       1992       1993       1994       1995
                                                         ---------  ---------  ---------  ---------  ---------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital......................................  $    (244) $    (373) $   1,108  $     776  $   4,926
  Total assets.........................................      8,598     27,556     23,339     51,403     58,095
  Long-term debt, net of current portion...............      2,849     13,663     12,395     30,415     15,956
  Subordinated payable to related parties..............         --         --         --         --     17,337
  Shareholders' equity.................................      4,517     11,937      9,071     10,692     14,970

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

                                                                   YEAR ENDED DECEMBER 31,
                                                                  ------------------------
                                                                     1994         1995
                                                                     -----        -----
Continuing Operations:
Revenues......................................................        100%         100%
Costs and expenses:
  Cost of revenues............................................       75.2         74.7
  Selling, general and administrative.........................       11.3          9.6
  Depreciation................................................        2.6          4.1
  Amortization of intangibles assets..........................        1.0          1.1
Operating income..............................................        9.9         10.5
Interest expense..............................................       11.0          8.2
Income (loss) from continuing operations before income taxes..       (1.1)         2.3
Income tax provision (benefit)................................       (0.4)         1.0
Income (loss) from continuing operations......................       (0.7)         1.3

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS:


EXHIBIT NO.                            DESCRIPTION
-----------  ------------------------------------------------------------------

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -- CONTINUED


EXHIBIT NO.                        DESCRIPTION
-----------  ------------------------------------------------------------------

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

                        SIGNATURES AND POWER OF ATTORNEY


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marlton, State of New Jersey, on May 20, 1996.


                                      MEDQUIST INC.

                                      By: /S/ David A. Cohen
                                         ----------------------------------
                                         David A. Cohen
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated on May 20, 1996.


     Each person below, in so signing, also makes, constitutes and appoints David A. Cohen, his true and lawful attorney-in-fact, with full power of substitution and resubstitution, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this Report.

      SIGNATURES                                      TITLE
--------------------------     ----------------------------------------------------------
 /S/ David A. Cohen            Director, President and Chief Executive Officer (principal
--------------------------     executive officer)
    David A. Cohen

         /S/                   Vice President, Treasurer and Chief Financial Officer
--------------------------     (principal financial officer and principal accounting
   Robert F. Graham            officer)


          *                    Chairman of the Board of Directors
--------------------------
   James R. Emshoff

          *                    Director
--------------------------
  William T. Carson

          *                    Director
--------------------------
  Richard J. Censits

          *                    Director
--------------------------
   James F. Conway

          *                    Director
--------------------------
Frederick S. Fox, III

          *                    Director
--------------------------
  A. Fred Ruttenberg

          *                    Director
--------------------------
  John H. Underwood

By: /S/ David A. Cohen
   -----------------------
    David A. Cohen
    Attorney-in-Fact

                         MEDQUIST INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


                                                                         PAGE
                                                                         ----

Report of Independent Public Accountants..............................    F-2

Consolidated Balance Sheets...........................................    F-3

Consolidated Statements of Operations.................................    F-4

Consolidated Statements of Shareholders' Equity.......................    F-5

Consolidated Statements of Cash Flows.................................    F-6

Notes to Consolidated Financial Statements............................    F-7

FINANCIAL STATEMENT SCHEDULE II--

     Valuation and Qualifying Accounts................................    F-17

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

                                          ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
  February 23, 1996

                         MEDQUIST INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               DECEMBER 31
                                                           --------------------
                                                             1994       1995
                                                           ---------  ---------
                         ASSETS
Current assets:
  Cash and cash equivalents..............................  $     807  $   1,812
  Accounts receivable, net of allowance of $145 and $257.      6,956      9,769
  Deferred income taxes..................................        645        966
  Prepaid expenses and other.............................      1,301        754
                                                           ---------  ---------
       Total current assets..............................      9,709     13,301
Property and equipment, net..............................      4,752      6,725
Intangible assets, net...................................     15,887     37,426
Net assets of discontinued operations....................     20,743        180
Other....................................................        312        463
                                                           ---------  ---------
                                                           $  51,403  $  58,095
                                                           ---------  ---------
                                                           ---------  ---------

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt......................  $   4,889  $   2,246
  Accounts payable.......................................        624      2,164
  Accrued payroll........................................      1,320      1,092
  Accrued expenses.......................................      2,100      2,873
                                                           ---------  ---------
       Total current liabilities.........................      8,933      8,375
                                                           ---------  ---------
Long-term debt...........................................     30,415     15,956
                                                           ---------  ---------
Subordinated payable to related parties..................     --         17,337
                                                           ---------  ---------
Other long-term liabilities..............................        866        848
                                                           ---------  ---------
Deferred income taxes....................................        497        609
                                                           ---------  ---------
Commitments and contingencies (Note 11)
Shareholders' equity:
  Class A preferred stock, no par value, 650 shares
    authorized, none issued..............................     --         --
  Class B preferred stock, no par value, 400 shares
    authorized, none issued..............................     --         --
  Common stock, no par value, 20,000 shares authorized,
    2,250 and 2,446 shares issued and outstanding........      3,244      4,639
  Common stock to be issued to related parties, 861
    shares...............................................     --          4,550
  Retained earnings......................................      7,448      5,781
                                                           ---------  ---------
       Total shareholders' equity........................     10,692     14,970
                                                           ---------  ---------
                                                           $  51,403  $  58,095
                                                           ---------  ---------
                                                           ---------  ---------


          See accompanying notes to consolidated financial statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                       YEAR ENDED DECEMBER 31
                                                                   -------------------------------
                                                                     1993       1994       1995
                                                                   ---------  ---------  ---------
Revenues.......................................................... $  --      $  24,841  $  45,127
                                                                   ---------  ---------  ---------
Costs and expenses:
  Cost of revenues................................................    --         18,677     33,711
  Selling, general and administrative.............................     1,688      2,798      4,325
  Depreciation....................................................        60        639      1,862
  Amortization of intangible assets...............................        12        264        496
                                                                   ---------  ---------  ---------
     Total operating expenses.....................................     1,760     22,378     40,394
                                                                   ---------  ---------  ---------
Operating income (loss)...........................................    (1,760)     2,463      4,733
Interest expense..................................................     1,426      2,738      3,695
                                                                   ---------  ---------  ---------
Income (loss) from continuing operations before income taxes......    (3,186)      (275)     1,038
Income tax provision (benefit)....................................    (1,290)      (109)       431
                                                                   ---------  ---------  ---------
Income (loss) from continuing operations..........................    (1,896)      (166)       607
Discontinued operations, net of income taxes:
  Income from operations..........................................     1,997      1,612      1,451
  Estimated gain (loss) on disposal...............................     1,749     --         (3,180)
                                                                   ---------  ---------  ---------
Income (loss) before extraordinary item...........................     1,850      1,446     (1,122)
Loss on early extinguishment of debt, net of income tax benefit...    --         --            545
                                                                   ---------  ---------  ---------
Net income (loss)................................................. $   1,850  $   1,446  $  (1,667)
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

Income (loss) per share:
  Income (loss) from continuing operations........................ $   (0.40) $    0.09  $    0.30
  Discontinued operations.........................................      1.02       0.49      (0.52)
  Extraordinary item..............................................    --         --          (0.16)
                                                                   ---------  ---------  ---------
     Net income (loss) per share.................................. $    0.62  $    0.58  $   (0.38)
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Shares used in computing income (loss) per share (Note 1).........     3,656      3,316      3,335
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                        COMMON STOCK
                                                       ----------------------------------------------
                                                         SHARES OUTSTANDING     SHARES TO BE ISSUED                  RECEIVABLE
                                                       ----------------------  ----------------------   RETAINED        FROM
                                                         NUMBER      AMOUNT      NUMBER      AMOUNT     EARNINGS     SHAREHOLDER
                                                       -----------  ---------  -----------  ---------  -----------  -------------
Balance, December 31, 1992...........................       2,896   $   8,222      --       $  --       $   4,152     $    (437)
  Net income.........................................      --          --          --          --           1,850        --
  Exercise of common stock options, including tax
     benefit.........................................         326       1,080      --          --          --            --
  Redemption of common stock in connection with sale
     of business.....................................        (999)     (6,233)     --          --          --            --
  Repayment of receivable............................      --          --          --          --          --               437
                                                       -----------  ---------   ---------   ---------  -----------    ---------

Balance, December 31, 1993...........................       2,223       3,069      --          --           6,002        --
  Net income.........................................      --          --          --          --           1,446        --
  Exercise of common stock options, including tax
     benefit.........................................          27         175      --          --          --            --
                                                       -----------  ---------   ---------   ---------  -----------    ---------

Balance, December 31, 1994...........................       2,250       3,244      --          --           7,448        --
  Net loss...........................................      --          --          --          --          (1,667)       --
  Exercise of common stock options, including tax
     benefit.........................................         173       1,210      --          --          --            --
  Issuance of common stock in connection with
     business acquisition............................          23         185      --          --          --            --
  Common stock to be issued in connection with
     Transcriptions Ltd. acquisition.................      --          --             861       4,550      --            --
                                                       -----------  ---------   ---------   ---------  -----------    ---------

Balance, December 31, 1995...........................       2,446   $   4,639         861   $   4,550   $   5,781     $  --
                                                       -----------  ---------   ---------   ---------  -----------    ---------
                                                       -----------  ---------   ---------   ---------  -----------    ---------


                                                         TOTAL
                                                       ---------
Balance, December 31, 1992...........................  $  11,937
  Net income.........................................      1,850
  Exercise of common stock options, including tax
     benefit.........................................      1,080
  Redemption of common stock in connection with sale
     of business.....................................     (6,233)
  Repayment of receivable............................        437
                                                       ---------
Balance, December 31, 1993...........................      9,071
  Net income.........................................      1,446
  Exercise of common stock options, including tax
     benefit.........................................        175
                                                       ---------
Balance, December 31, 1994...........................     10,692
  Net loss...........................................     (1,667)
  Exercise of common stock options, including tax
     benefit.........................................      1,210
  Issuance of common stock in connection with
     business acquisition............................        185
  Common stock to be issued in connection with
     Transcriptions Ltd. acquisition.................      4,550
                                                       ---------
Balance, December 31, 1995...........................  $  14,970
                                                       ---------
                                                       ---------


          See accompanying notes to consolidated financial statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          YEAR ENDED DECEMBER 31
                                                                                      -------------------------------
                                                                                        1993       1994       1995
                                                                                      ---------  ---------  ---------
Operating activities:
  Net income (loss).................................................................  $   1,850  $   1,446  $  (1,667)
  Adjustments to reconcile net income loss to net cash provided by operating activities-
       Depreciation and amortization................................................      1,641      2,115      4,005
       Amortization of debt discount................................................        220        161        131
       Estimated (gain) loss on disposal of discontinued operations.................     (3,942)    --          4,286
       Provision for restructuring of discontinued segment..........................      2,148     --         --
       Loss on early extinguishment of debt.........................................     --         --            545
       Gain on debt retirement......................................................       (124)    --         --
       Deferred income tax provision (benefit)......................................       (377)       865       (355)
       Changes in assets and liabilities, excluding effects of acquisitions and divestitures --
            Accounts receivable.....................................................      2,137        561     (2,377)
            Prepaid expenses and other..............................................       (220)      (508)       706
            Other assets............................................................        (93)       (81)      (128)
            Accounts payable........................................................       (639)       805      1,127
            Accrued payroll.........................................................        186       (587)      (326)
            Accrued expenses........................................................     (2,511)      (989)       282
            Other long-term liabilities.............................................       (132)       143        (91)
                                                                                      ---------  ---------  ---------
               Net cash provided by operating activities............................        144      3,931      6,138
                                                                                      ---------  ---------  ---------
Investing activities:
  Purchases of property and equipment, net..........................................       (704)      (982)    (3,448)
  Acquisitions, net of cash acquired................................................     (3,514)   (21,738)        (7)
  Net cash proceeds from divestitures...............................................      5,291     --         16,723
  Other.............................................................................       (120)       692     --
                                                                                      ---------  ---------  ---------
               Net cash provided by (used in) investing activities..................        953    (22,028)    13,268
                                                                                      ---------  ---------  ---------
Financing activities:
  Proceeds from issuance of long-term debt..........................................     --         22,525     --
  Deferred financing costs..........................................................     --         (1,530)      (178)
  Net borrowings on revolving line of credit........................................        450        250     --
  Repayments of long-term debt......................................................     (2,056)    (3,555)   (18,806)
  Repayments of obligations under capital leases....................................       (737)      (241)      (213)
  Net proceeds from issuance of common stock........................................        672        154        796
  Repayment of shareholder receivable...............................................        437     --         --
                                                                                      ---------  ---------  ---------
            Net cash provided by (used in) financing activities.....................     (1,234)    17,603    (18,401)
                                                                                      ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents................................       (137)      (494)     1,005
Cash and cash equivalents, beginning of year........................................      1,438      1,301        807
                                                                                      ---------  ---------  ---------
Cash and cash equivalents, end of year..............................................  $   1,301  $     807  $   1,812
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

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

  Intangible Assets

     Intangible assets include the excess of cost over net asset value of acquired businesses, customer lists and deferred financing costs and are being amortized over 20 to 40 years, 20 years and 5 to 6 years, respectively. Subsequent to its acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted operating income over the remaining life of the intangible asset in measuring whether the intangible asset is recoverable. As of December 31, 1995, management believes that no revision to the remaining useful lives or write-down of intangible assets is required.

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- CONTINUED
  Accrued Expenses

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

     The following table displays the net non cash assets and liabilities that were consolidated as a result of business acquisitions, including the impact of fixing the Transcriptions deferred purchase price in 1995 (see Note 2):

                                                           DECEMBER 31
                                                       --------------------
                                                         1994       1995
                                                       ---------  ---------
Non cash assets (liabilities):
  Accounts receivable................................  $   6,720  $     169
  Prepaid expenses and other.........................        550         19
  Property and equipment.............................      4,034        213
  Intangible assets..................................     14,516     23,183
  Accounts payable and accrued expenses..............     (2,670)      (299)
  Long-term debt.....................................       (404)      (379)
                                                       ---------  ---------
     Net non cash assets acquired....................     22,746     22,906
     Less -- Seller notes and payables...............     (1,008)   (18,164)
              Common Stock to be issued..............     --         (4,550)
              Common Stock issued....................     --           (185)
                                                       ---------  ---------
  Net cash paid for business acquisitions............  $  21,738  $       7
                                                       ---------  ---------
                                                       ---------  ---------

  Income Taxes

     Income taxes are calculated using the liability method in accordance with Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' (SFAS No. 109). Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- CONTINUED tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

  New Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of' (SFAS No. 121). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company is required to adopt SFAS No. 121 effective January 1, 1996. The adoption of SFAS No. 121 is not expected to have a material effect on the Company's financial condition or results of operations.

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

(2) ACQUISITIONS:

     Effective May 1, 1994, the Company purchased substantially all of the assets of Transcriptions, Ltd. and affiliates ('Transcriptions') as well as assuming certain liabilities, as defined, for $16,930 in cash, including acquisition costs of $322, plus the payment of Transcriptions interest bearing debt of $5,816, plus a deferred purchase price based on future operating results. The deferred purchase price consideration was to equal 5.2 times the average annual pre-tax income, as defined, during the 24 month period ended May 31, 1996, less $19,200 and was payable on or before August 31, 1996.

     Effective December 29, 1995, and in connection with the sale of the receivables management division (see Note 3), the Company fixed the deferred purchase price by agreeing to pay the former owners of Transcriptions $18,375 in cash and 861 shares of Common Stock (valued at $4,550 for financial reporting

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)

(2) ACQUISITIONS: -- CONTINUED
purposes) on August 31, 1996. Accordingly, the $18,375 of cash consideration has been discounted and presented as a subordinated payable of $17,337 at December 31, 1995 (see Note 7) and the shares to be issued have been presented as such in shareholders' equity at December 31, 1995.

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

                                                            1994       1995
                                                          ---------  ---------
                                                              (unaudited)
Net revenues............................................  $  36,634  $  45,127
Loss from continuing operations.........................       (940)      (701)
Loss per share from continuing operations...............       (.42)      (.30)
Shares used in computing loss per share.................      2,250      2,323

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

(3) DISCONTINUED OPERATIONS:

     Since December 1992, the Company has sold or eliminated all of the businesses within its discontinued segment as follows:

                                            CONSIDERATION       DIVESTITURE
                BUSINESS                       RECEIVED            DATE
-------------------------------------------  -------------  ------------------
Occupational health and rehabilitation.....    $     475         December 1992
Retail pharmacy............................       --             December 1992
Home medical...............................        1,955             July 1993
Medical transport..........................        3,535           August 1993
Ambulatory surgery.........................        6,833        September 1993
InForMED software..........................       --            September 1993
Receivables management.....................       17,330         December 1995

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

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)

(3) DISCONTINUED OPERATIONS: -- CONTINUED
     The ambulatory surgery business was sold in September 1993 to the Company's then largest shareholder. Under the terms of the sale agreement, the Company received $600 in cash and redeemed 999 shares of its common stock held by this shareholder.

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

(4) PROPERTY AND EQUIPMENT:

                                                             DECEMBER 31
                                                         --------------------
                                                           1994       1995
                                                         ---------  ---------

Furniture, equipment and software......................  $   5,626  $   9,509

Leasehold improvements.................................        126         78
                                                         ---------  ---------

                                                             5,752      9,587

Less -- Accumulated depreciation and
  amortization.........................................     (1,000)    (2,862)
                                                         ---------  ---------

                                                         $   4,752  $   6,725
                                                         ---------  ---------
                                                         ---------  ---------

(5) INTANGIBLE ASSETS:

                                                            DECEMBER 31
                                                        --------------------
                                                           1994       1995
                                                         ---------  ---------

Excess of cost over net asset value of
  acquired businesses.................................   $  14,553  $  33,899

Customer lists........................................      --          3,800

Deferred financing costs..............................       1,935        608

Other.................................................          15     --
                                                         ---------  ---------

                                                            16,503     38,307

Less -- Accumulated amortization......................        (616)      (881)
                                                         ---------  ---------

                                                         $  15,887  $  37,426
                                                         ---------  ---------
                                                         ---------  ---------

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)

(6) LONG-TERM DEBT:


                                                                                        DECEMBER 31
                                                                                    --------------------
                                                                                      1994       1995
                                                                                    ---------  ---------
Senior term loans payable to banks, escalating quarterly principal installments
  (see below).....................................................................  $  21,000  $   9,500
Revolving credit facility (see below).............................................      5,809     --
Senior subordinated note payable to financial institution, quarterly payments of interest at 7.0%, balloon principal payment in May 2000, net of original issue
  discount of $709 and $578, respectively (see Note 8)............................      6,291      6,422
Subordinated 9.0% promissory note, due in March 1996 (see Note 2).................     --            827
Subordinated 9.5% promissory notes, due June 1997 through April 1999..............        467        439
Convertible subordinated notes, due in January 1996...............................        641        175
Subordinated promissory notes repaid in 1995......................................        561     --
Capital lease obligations.........................................................        459        826
Other notes payable...............................................................         76         13
                                                                                    ---------  ---------
                                                                                       35,304     18,202
Less -- Current portion...........................................................     (4,889)    (2,246)
                                                                                    ---------  ---------
                                                                                    $  30,415  $  15,956
                                                                                    ---------  ---------
                                                                                    ---------  ---------

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

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)

(6) LONG-TERM DEBT: -- CONTINUED
     Long-term debt maturities as of December 31, 1995, are as follows:

1996..............................................................  $   2,327
1997..............................................................      1,505
1998..............................................................      2,168
1999..............................................................      2,122
2000..............................................................      1,904
2001 and thereafter...............................................      8,900
                                                                    ---------
                                                                       18,926
Less -- Unamortized discount and interest on capital
  lease obligations...............................................       (724)
                                                                    ---------
                                                                    $  18,202
                                                                    ---------
                                                                    ---------

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


     The amendment requires the company to use commercially reasonable efforts to raise $18,375 by means of a public offering or through borrowings from the Company's senior lenders. If the Company is unsuccessful raising sufficient funds by August 31, 1996, the Company is required to deliver by December 31, 1996, any cash it is able to raise by the methods described above, and a subordinated promissory note for the balance plus any accrued interest. Any such subordinated promissory note will bear interest at the alternative base rate, as defined in the Credit Agreement (see Note 6), plus 2.5% and as long as the Company is not in default under the Credit Agreement, the Company may pay regular quarterly interest payments on any such subordinated note. As of the issue date of these financial statements the Company was able to show the ability to refinance the subordinated payable to related parties by means of the subordinated promissory note. Accordingly the subordinated payable to related parties has been presented as a long-term liability.


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

     On September 30, 1993, in connection with the sale of its ambulatory surgery business, the Company redeemed all 999 shares of Common Stock owned by HCSF, Inc. and received $600 in cash. The value of the

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)

(8) SHAREHOLDERS' EQUITY: -- CONTINUED
Common Stock at the time of redemption was $6,233. In connection with this sale, the $437 receivable from HCSF, Inc. was repaid.

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

                                                    OPTION PRICE     AGGREGATE
                                        SHARES        PER SHARE      PROCEEDS
                                      -----------  ---------------  -----------
Outstanding, December 31, 1992......         572    $2.00 - $6.70    $   2,041
  Granted...........................          18        5.25                95
  Exercised.........................        (326)   2.00 -  5.80          (972)
  Canceled..........................      --                            --
                                           -----                    -----------
Outstanding, December 31, 1993......         264    2.00 -  6.70         1,164
  Granted...........................         300    4.69 -  6.75         1,663
  Exercised.........................         (27)   3.40 -  6.00          (154)
  Canceled..........................         (37)   4.65 -  6.75          (163)
                                           -----                    -----------
Outstanding, December 31, 1994......         500    2.00 -  6.75         2,510
  Granted...........................         305    7.25 -  9.50         2,594
  Exercised.........................        (173)   2.00 -  7.25          (796)
  Canceled..........................         (45)   2.00 -  7.50          (259)
                                           -----                    -----------
Outstanding, December 31, 1995......         587   $3.40 - $9.50     $   4,049
                                           -----                    -----------
                                           -----                    -----------

     At December 31, 1995, there were 256 exercisable options at an aggregate exercise price of $1,277 and 72 additional options to purchase Common Stock were available for grant under the plans.

(10) INCOME TAXES:

     The components of the provision (benefit) for income taxes are as follows:

                                                   YEAR ENDED DECEMBER 31
                                               -------------------------------
                                                 1993       1994       1995
                                               ---------  ---------  ---------
Current:
  State......................................  $     437  $  --      $     181
  Federal....................................      2,077         85        161
                                               ---------  ---------  ---------
                                                   2,514         85        342
Deferred.....................................       (377)       865       (355)
                                               ---------  ---------  ---------
  Total......................................  $   2,137  $     950  $     (13)
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)

(10) INCOME TAXES: -- CONTINUED
     Income tax provision (benefit) is included in the accompanying consolidated financial statements as follows:

                                                  YEAR ENDED DECEMBER 31
                                               -------------------------------
                                                 1993       1994       1995
                                               ---------  ---------  ---------
Continuing operations........................  $  (1,290) $    (109) $     431
Discontinued operations:
  Income from operations.....................      1,234      1,059        796
  Gain (loss) on disposal....................      2,193     --           (959)
Extraordinary item...........................     --         --           (281)
                                               ---------  ---------  ---------
     Total...................................  $   2,137  $     950  $     (13)
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

      A reconciliation of the statutory federal income tax rate to the effective continuing operations income tax rate is as follows:

                                                YEAR ENDED DECEMBER 31
                                            ---------------------------------
                                             1993         1994         1995
                                            -------      -------      -------
Statutory federal income tax rate........      34.0%        34.0%        34.0%
State income taxes, net of federal
  benefit................................       6.5          5.6          6.5
Other....................................    --           --              1.0
                                            -------      -------      -------
                                               40.5%        39.6%        41.5%
                                            -------      -------      -------
                                            -------      -------      -------


     The tax effect of temporary differences that give rise to deferred income taxes are as follows:

                                                         DECEMBER 31
                                                     --------------------
                                                       1994       1995
                                                     ---------  ---------
Deferred tax asset:
  Allowance for doubtful accounts..................  $     443  $     210
  Self-insurance reserves..........................         77         64
  Vacation accrual.................................         68         15
  Other............................................         57        677
                                                     ---------  ---------
                                                     $     645  $     966
                                                     ---------  ---------
                                                     ---------  ---------
Deferred tax liability:
  Depreciation.....................................       (510)      (545)
  Amortization.....................................       (161)      (402)
  Deferred compensation............................        174        338
                                                     ---------  ---------
                                                     $    (497) $    (609)
                                                     ---------  ---------
                                                     ---------  ---------

(11) COMMITMENTS AND CONTINGENCIES:

     Rent expense for operating leases was $144, $459 and $732 for the years ended December 31, 1993, 1994 and 1995, respectively. Minimum annual rental commitments for noncancelable operating leases having terms in excess of one year as of December 31, 1995, are as follows:

1996..............................................................  $   3,373
1997..............................................................      1,080
1998..............................................................        891
1999..............................................................        485
2000..............................................................        158
                                                                    ---------
                                                                    $   5,987
                                                                    ---------
                                                                    ---------

                         MEDQUIST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                    (in thousands, except per share amounts)

(11) COMMITMENTS AND CONTINGENCIES: -- CONTINUED
     The Company has employment agreements with four key executives with terms ranging from 2 to 3 years. The agreements provide for, among other things, compensation, benefits, termination and non-competition.

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


     The Company has entered into an agreement with its long distance carrier through October 1998 that provides for, among other things, annual minimum purchases of $1,800 and termination penalties. In addition as an inducement to enter into the agreement the long distance carrier provided the Company with credits that the Company is amortizing on a straight line basis over the term of the agreement. The amortization of the deferred telephone credits was $65,000, $87,000, $22,000 and $18,000 for the years ended December 31, 1994 and 1995 and the three months ended March 31, 1995 and 1996.


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

(12) QUARTERLY FINANCIAL DATA (UNAUDITED):

     Quarterly financial data for the years ended December 31, 1994 and 1995, are summarized below:

YEAR ENDED DECEMBER 31, 1994


                                                                              THREE MONTHS ENDED
                                                              --------------------------------------------------
                                                              MARCH 31    JUNE 30   SEPTEMBER 30    DECEMBER 31
                                                              ---------  ---------  -------------  -------------
Revenues....................................................  $      --  $   6,111    $   9,126      $   9,604
Pretax income (loss) from continuing operations.............       (506)      (618)         492            357
Net income (loss) from continuing operations................       (483)      (196)         297            216
Net income (loss) per share (from continuing operations.....      (0.11)     (0.02)        0.12           0.10

YEAR ENDED DECEMBER 31, 1995


                                                                             THREE MONTHS ENDED
                                                             --------------------------------------------------
                                                             MARCH 31    JUNE 30   SEPTEMBER 30    DECEMBER 31
                                                             ---------  ---------  -------------  -------------
Revenues...................................................  $  10,426  $  10,806    $  11,538      $  12,357
Pretax income (loss) from continuing operations............       (197)       212          667            356
Net income (loss) from continuing operations...............       (115)       124          390            208
Net income (loss) per share (from continuing operations....         --       0.07         0.13           0.10

                         MEDQUIST INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      THREE YEARS ENDED DECEMBER 31, 1995

                             (Dollars in thousands)


                                                 BALANCE,      CHARGED TO     CHARGED TO
                                               BEGINNING OF     COSTS AND        OTHER                      BALANCE,
                 DESCRIPTION                       YEAR         EXPENSES       ACCOUNTS     DEDUCTIONS     END OF YEAR
---------------------------------------------  -------------  -------------  -------------  -----------  ---------------
Allowances for doubtful accounts:
     1995....................................    $     316      $     243      $     487     $    (496)     $     550
     1994....................................          882             18            145          (729)           316
     1993....................................        1,486            448         --            (1,052)           882

------------------

* Includes amounts related to discontinued operations.