Form 10-K/A
period 1995-12-31
MEDQUIST INC
filed 1996-05-23
CIK 884497

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-K/A
                                AMENDMENT NO. 3
                                       TO



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

                                           NAME OF EACH EXCHANGE
         TITLE OF CLASS                     ON WHICH REGISTERED
- ------------------------------------------------------------------------------
  Common Stock (No Par Value)                     AMEX

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

     Part III -- Proxy Statement to be filed with the Commission in connection with the 1996 Annual Meeting.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

The following table sets forth certain information relating to the Company's client profile and their contribution to the Company's revenue in 1995:

                                                                 PERCENTAGE
TYPE OF CLIENT                                                   OF REVENUES
- -------------------------------------------------------------- ---------------
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

                                                                         YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------
                                                            1991       1992       1993       1994       1995
                                                          ---------  ---------  ---------  ---------  ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues (1)..........................................  $      --  $      --  $      --  $  24,841  $  45,127
  Costs and expenses:
     Cost of revenues...................................         --         --         --     18,677     33,711
     Selling, general and administrative................      1,564      1,533      1,688      2,798      4,325
     Depreciation.......................................         66         53         60        639      1,862
     Amortization of intangible assets..................         19         10         12        264        496
                                                          ---------  ---------  ---------  ---------  ---------
       Total operating expenses.........................      1,649      1,596      1,760     22,378     40,394
                                                          ---------  ---------  ---------  ---------  ---------
  Operating income (loss)...............................     (1,649)    (1,596)    (1,760)     2,463      4,733
  Interest expense......................................        296        393      1,426      2,738      3,695
                                                          ---------  ---------  ---------  ---------  ---------
  Income (loss) from continuing operations before income
     taxes..............................................     (1,945)    (1,989)    (3,186)      (275)     1,038
  Income tax provision (benefit)........................       (804)      (867)    (1,290)      (109)       431
                                                          ---------  ---------  ---------  ---------  ---------
  Income (loss) from continuing operations..............     (1,141)    (1,122)    (1,896)      (166)       607
  Discontinued operations (2)...........................      2,293      2,629      3,746      1,612     (1,729)
  Extraordinary item (3)................................         --         --         --         --       (545)
                                                          ---------  ---------  ---------  ---------  ---------
  Net income (loss).....................................  $   1,152  $   1,507  $   1,850  $   1,446  $  (1,667)
                                                          ---------  ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------  ---------


  Income (loss) per share (4):
     Continuing operations..............................  $   (0.50) $   (0.41) $   (0.40) $    0.09  $    0.26
     Discontinued operations (2)........................       1.00       0.97       1.02       0.49      (0.73)
     Extraordinary item (3).............................         --         --         --         --      (0.23)
                                                          ---------  ---------  ---------  ---------  ---------
       Net income (loss) per share......................  $    0.50  $    0.56  $    0.62  $    0.58  $   (0.70)
                                                          ---------  ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------  ---------
  Shares used in computing income (loss)
     per share (4)......................................      2,290      2,697      3,656      3,316      2,362
                                                          ---------  ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------  ---------


                                                                             DECEMBER 31,
                                                         -----------------------------------------------------
                                                           1991       1992       1993       1994       1995
                                                         ---------  ---------  ---------  ---------  ---------
                                                                            (IN THOUSANDS)

BALANCE SHEET DATA:
  Working capital......................................  $    (244) $    (373) $   1,108  $     776  $   4,926
  Total assets.........................................      8,598     27,556     23,339     51,403     58,095
  Long-term debt, net of current portion...............      2,849     13,663     12,395     30,415     15,956
  Subordinated payable to related parties..............         --         --         --         --     21,887
  Shareholders' equity.................................      4,517     11,937      9,071     10,692     10,420


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS:


EXHIBIT NO.                            DESCRIPTION
- -----------  ------------------------------------------------------------------

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -- CONTINUED


EXHIBIT NO.                        DESCRIPTION
- -----------  ------------------------------------------------------------------

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

                        SIGNATURES AND POWER OF ATTORNEY



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marlton, State of New Jersey, on May 22, 1996.



                                      MEDQUIST INC.

                                      By: /S/ David A. Cohen
                                         ----------------------------------
                                         David A. Cohen
                                         President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated on May 22, 1996.



     Each person below, in so signing, also makes, constitutes and appoints David A. Cohen, his true and lawful attorney-in-fact, with full power of substitution and resubstitution, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this Report.

      SIGNATURES                                      TITLE
- --------------------------     ----------------------------------------------------------
 /S/ David A. Cohen            Director, President and Chief Executive Officer (principal
- --------------------------     executive officer)
    David A. Cohen

         /S/                   Vice President, Treasurer and Chief Financial Officer
- --------------------------     (principal financial officer and principal accounting
   Robert F. Graham            officer)


          *                    Chairman of the Board of Directors
- --------------------------
   James R. Emshoff

          *                    Director
- --------------------------
  William T. Carson

          *                    Director
- --------------------------
  Richard J. Censits

          *                    Director
- --------------------------
   James F. Conway

          *                    Director
- --------------------------
Frederick S. Fox, III

          *                    Director
- --------------------------
  A. Fred Ruttenberg

          *                    Director
- --------------------------
  John H. Underwood

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

                                          ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
  February 23, 1996

                         MEDQUIST INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               DECEMBER 31
                                                           --------------------
                                                             1994       1995
                                                           ---------  ---------
                         ASSETS
Current assets:
  Cash and cash equivalents..............................  $     807  $   1,812
  Accounts receivable, net of allowance of $145 and $257.      6,956      9,769
  Deferred income taxes..................................        645        966
  Prepaid expenses and other.............................      1,301        754
                                                           ---------  ---------
       Total current assets..............................      9,709     13,301
Property and equipment, net..............................      4,752      6,725
Intangible assets, net...................................     15,887     37,426
Net assets of discontinued operations....................     20,743        180
Other....................................................        312        463
                                                           ---------  ---------
                                                           $  51,403  $  58,095
                                                           ---------  ---------
                                                           ---------  ---------


           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt......................  $   4,889  $   2,246
  Accounts payable.......................................        624      2,164
  Accrued payroll........................................      1,320      1,092
  Accrued expenses.......................................      2,100      2,873
                                                           ---------  ---------
       Total current liabilities.........................      8,933      8,375
                                                           ---------  ---------
Long-term debt...........................................     30,415     15,956
                                                           ---------  ---------
Subordinated payable to related parties..................     --         21,887
                                                           ---------  ---------
Other long-term liabilities..............................        866        848
                                                           ---------  ---------
Deferred income taxes....................................        497        609
                                                           ---------  ---------
Commitments and contingencies (Note 11)
Shareholders' equity:
  Class A preferred stock, no par value, 650 shares
    authorized, none issued..............................     --         --
  Class B preferred stock, no par value, 400 shares
    authorized, none issued..............................     --         --
  Common stock, no par value, 20,000 shares authorized,
    2,250 and 2,446 shares issued and outstanding........      3,244      4,639
  Retained earnings......................................      7,448      5,781
                                                           ---------  ---------
       Total shareholders' equity........................     10,692     10,420
                                                           ---------  ---------
                                                           $  51,403  $  58,095
                                                           ---------  ---------
                                                           ---------  ---------



          See accompanying notes to consolidated financial statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                       YEAR ENDED DECEMBER 31
                                                                   -------------------------------
                                                                     1993       1994       1995
                                                                   ---------  ---------  ---------
Revenues.......................................................... $  --      $  24,841  $  45,127
                                                                   ---------  ---------  ---------
Costs and expenses:
  Cost of revenues................................................    --         18,677     33,711
  Selling, general and administrative.............................     1,688      2,798      4,325
  Depreciation....................................................        60        639      1,862
  Amortization of intangible assets...............................        12        264        496
                                                                   ---------  ---------  ---------
     Total operating expenses.....................................     1,760     22,378     40,394
                                                                   ---------  ---------  ---------
Operating income (loss)...........................................    (1,760)     2,463      4,733
Interest expense..................................................     1,426      2,738      3,695
                                                                   ---------  ---------  ---------
Income (loss) from continuing operations before income taxes......    (3,186)      (275)     1,038
Income tax provision (benefit)....................................    (1,290)      (109)       431
                                                                   ---------  ---------  ---------
Income (loss) from continuing operations..........................    (1,896)      (166)       607
Discontinued operations, net of income taxes:
  Income from operations..........................................     1,997      1,612      1,451
  Estimated gain (loss) on disposal...............................     1,749     --         (3,180)
                                                                   ---------  ---------  ---------
Income (loss) before extraordinary item...........................     1,850      1,446     (1,122)
Loss on early extinguishment of debt, net of income tax benefit...    --         --            545
                                                                   ---------  ---------  ---------
Net income (loss)................................................. $   1,850  $   1,446  $  (1,667)
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------


Income (loss) per share:
  Income (loss) from continuing operations........................ $   (0.40) $    0.09  $    0.26
  Discontinued operations.........................................      1.02       0.49      (0.73)
  Extraordinary item..............................................    --         --          (0.23)
                                                                   ---------  ---------  ---------
     Net income (loss) per share.................................. $    0.62  $    0.58  $   (0.70)
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Shares used in computing income (loss) per share (Note 1).........     3,656      3,316      2,362
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------


          See accompanying notes to consolidated financial statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                            COMMON STOCK
                                                       ----------------------
                                                         SHARES OUTSTANDING                   RECEIVABLE
                                                       ----------------------    RETAINED        FROM
                                                         NUMBER      AMOUNT      EARNINGS     SHAREHOLDER
                                                       -----------  ---------   -----------  -------------
Balance, December 31, 1992...........................       2,896   $   8,222    $   4,152     $    (437)
  Net income.........................................      --          --            1,850        --
  Exercise of common stock options, including tax
     benefit.........................................         326       1,080       --            --
  Redemption of common stock in connection with sale
     of business.....................................        (999)     (6,233)      --            --
  Repayment of receivable............................      --          --           --               437
                                                       -----------  ---------   -----------    ---------

Balance, December 31, 1993...........................       2,223       3,069        6,002        --
  Net income.........................................      --          --            1,446        --
  Exercise of common stock options, including tax
     benefit.........................................          27         175       --            --
                                                       -----------  ---------   -----------    ---------


Balance, December 31, 1994...........................       2,250       3,244        7,448        --
  Net loss...........................................      --          --           (1,667)       --
  Exercise of common stock options, including tax
     benefit.........................................         173       1,210       --            --
  Issuance of common stock in connection with
     business acquisition............................          23         185       --            --
                                                       -----------  ---------   -----------    ---------


Balance, December 31, 1995...........................       2,446   $   4,639    $   5,781     $  --
                                                       -----------  ---------   -----------    ---------
                                                       -----------  ---------   -----------    ---------


                                                         TOTAL
                                                       ---------

Balance, December 31, 1992...........................  $  11,937
  Net income.........................................      1,850
  Exercise of common stock options, including tax
     benefit.........................................      1,080
  Redemption of common stock in connection with sale
     of business.....................................     (6,233)
  Repayment of receivable............................        437
                                                       ---------
Balance, December 31, 1993...........................      9,071
  Net income.........................................      1,446
  Exercise of common stock options, including tax
     benefit.........................................        175
                                                       ---------
Balance, December 31, 1994...........................     10,692
  Net loss...........................................     (1,667)
  Exercise of common stock options, including tax
     benefit.........................................      1,210
  Issuance of common stock in connection with
     business acquisition............................        185
                                                       ---------
Balance, December 31, 1995...........................  $  10,420
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

     The following table displays the net non cash assets and liabilities that were consolidated as a result of business acquisitions, including the impact of fixing the Transcriptions deferred purchase price in 1995 (see Note 2):


                                                           DECEMBER 31
                                                       --------------------
                                                         1994       1995
                                                       ---------  ---------
Non cash assets (liabilities):
  Accounts receivable................................  $   6,720  $     169
  Prepaid expenses and other.........................        550         19
  Property and equipment.............................      4,034        213
  Intangible assets..................................     14,516     23,183
  Accounts payable and accrued expenses..............     (2,670)      (299)
  Long-term debt.....................................       (404)      (379)
                                                       ---------  ---------
     Net non cash assets acquired....................     22,746     22,906
     Less -- Seller notes and payables...............     (1,008)   (22,714)
              Common Stock issued....................     --           (185)
                                                       ---------  ---------
  Net cash paid for business acquisitions............  $  21,738  $       7
                                                       ---------  ---------
                                                       ---------  ---------


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

  Income (Loss) Per Share


     The Company's total outstanding common stock options and warrants exceed 20% of the total outstanding common stock. Therefore, the income per share computations are modified, as required under Accounting Principles Board Opinion No. 15, to assume all outstanding common stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding common stock. Any remaining proceeds are assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax. For the year ended December 31, 1995, since options and warrants were anti-dilutive they have been excluded from the calculation. Because interest expense has not been allocated to discontinued operations (see Note 3), the reduction of interest expense only impacts income per share from continuing operations.


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


purposes) on August 31, 1996. Accordingly, the $18,375 of cash consideration has been discounted and presented as a subordinated payable of $17,337 at December 31, 1995 (see Note 7) and the shares to be issued have been included in the subordinated payable to related parties at December 31, 1995.


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


                                                            1994       1995
                                                          ---------  ---------
                                                              (unaudited)
Net revenues............................................  $  36,634  $  45,127
Loss from continuing operations.........................       (940)      (701)
Loss per share from continuing operations...............       (.42)      (.30)
Shares used in computing loss per share.................      2,250      2,362


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

(3) DISCONTINUED OPERATIONS:

     Since December 1992, the Company has sold or eliminated all of the businesses within its discontinued segment as follows:

                                            CONSIDERATION       DIVESTITURE
                BUSINESS                       RECEIVED            DATE
- -------------------------------------------  -------------  ------------------
Occupational health and rehabilitation.....    $     475         December 1992
Retail pharmacy............................       --             December 1992
Home medical...............................        1,955             July 1993
Medical transport..........................        3,535           August 1993
Ambulatory surgery.........................        6,833        September 1993
InForMED software..........................       --            September 1993
Receivables management.....................       17,330         December 1995

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
                                                                    ---------
                                                                    ---------

(7) SUBORDINATED PAYABLE TO RELATED PARTIES:


     Effective December 29, 1995, the Company and the former owners of Transcriptions who include the Company's current Chief Executive Officer and Chief Operating Officer, amended the Transcriptions purchase agreement to fix the amount of the deferred purchase price (see Note 2). The amendment provides for the Company to pay $18,375 in cash and issue 861 shares of common stock (valued at $4,550 for financial reporting purposes) on August 31, 1996. The cash portion of the deferred purchase price was discounted using an 8.75% rate and is in the subordinated payable at December 31, 1995.



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

                         MEDQUIST INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      THREE YEARS ENDED DECEMBER 31, 1995

                             (Dollars in thousands)


                                                 BALANCE,      CHARGED TO     CHARGED TO
                                               BEGINNING OF     COSTS AND        OTHER                      BALANCE,
                 DESCRIPTION                       YEAR         EXPENSES       ACCOUNTS     DEDUCTIONS     END OF YEAR
- ---------------------------------------------  -------------  -------------  -------------  -----------  ---------------
Allowances for doubtful accounts:
     1995....................................    $     316      $     243      $     487     $    (496)     $     550
     1994....................................          882             18            145          (729)           316
     1993....................................        1,486            448         --            (1,052)           882

- ------------------

* Includes amounts related to discontinued operations.