Form 10-Q/A
period 1996-03-31
MEDQUIST INC
filed 1996-05-23
CIK 884497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-Q/A

                               ------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                               ------------------


   For the quarterly period                     Commission file number
    ended March 31, 1996                              0-19941


                                 MedQuist Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                      22-2531298
      -------------------                               ----------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        identification No.)


Five Greentree Centre, Suite 311, Marlton, NJ                08053
- ---------------------------------------------             ----------
   (Address of principal executive offices)               (Zip Code)


                                 (609) 596-8877
                        -------------------------------
              (Registrant's telephone number, including area code)



                       ---------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   __X__  No ______


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,455,700 shares of common stock, no par value, as of April 24, 1996.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


         Due to a reclassification, the Company's balance sheets at December 31, 1995 and March 31, 1996 are hereby amended to delete the line-item titled "Common Stock to be issued to related parties, 861 shares" and to revise the line items titled "Subordinated payable to related parties" and "Total shareholders' equity" and to make related changes to notes 2 and 5. There are no other changes to the Company's consolidated financial statements or to the notes thereto contained in the Company's Form 10-Q. Set forth below are the Company's Consolidated financial statements and the notes thereto as so modified:

                         MEQUIST INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)

                                              March 31,     December 31,
                                                1996           1995
                                             (Unaudited)
                                             -----------    ------------
Assets
Current assets:
  Cash and cash equivalents                   $ 1,181         $ 1,812
  Accounts receivable, net of allowance
    of $257 and $257                           11,636           9,769
  Prepaid expenses and other current assets     1,717           1,720
                                              -------         -------
     Total current assets                      14,534          13,301
Property and equipment:
  Property and equipment                       10,585           9,587
  Less accumulated depreciation                (3,449)         (2,862)
                                              -------         -------
  Net property and equipment                    7,136           6,725
                                              -------         -------

Other long term assets                            250             643

Intangible assets -- net                       37,162          37,426
                                              -------         -------
                                              $59,082         $58,095
                                              =======         =======
Liabilities and shareholders' equity

Current liabilities:
  Current portion of long term debt           $ 3,337         $ 2,246
  Accounts payable                              2,120           1,646
  Accrued payroll                                 666           1,092
  Accrued expenses                              2,307           3,391
                                              -------         -------
    Total current liabilities                   8,430           8,375
                                              -------         -------

Long-term debt                                 16,054          15,956
                                              -------         -------
Subordinated payable to related parties        22,276          21,887
                                              -------         -------
Other long-term liabilities                       691             848
                                              -------         -------
Deferred income taxes                             609             609
                                              -------         -------

Shareholders' equity:
  Class A preferred stock, no par value,
    650 shares authorized, none issued            --               --
  Class B preferred stock, no par value,
    400 shares authorized, none issued            --               --
  Common stock, no par value,
    20,000 shares authorized,
    2,455 and 2,446 issued and
    outstanding                                 4,695           4,639
  Retained earnings                             6,327           5,781
                                              -------         -------
     Total shareholders' equity                11,022          10,420
                                              -------         -------
                                              $59,082         $58,095
                                              =======         =======

  See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

(Amounts in thousands, except per share data)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,

                                                     1996         1995
                                                     ----         ----


Revenues                                           $13,978      $10,426

Costs and expenses:
  Cost of revenues                                  10,435        7,676
  Selling, general and administrative                  888        1,599
  Depreciation                                         587          280
  Amortization of intangible assets                    278          109
                                                   -------      -------
    Total operating expenses                        12,188        9,664
                                                   -------      -------

Operating income                                     1,790          762

Interest expense                                       865          959
                                                   -------      -------
Income (loss) from continuing operations
   before income taxes                                 925         (197)

Income tax provision (benefit)                         379          (82)
                                                   -------      -------
Income from continuing operations                  $   546      $  (115)
Discontinued operations, net of income taxes                        441
                                                   -------      -------
Net income                                         $   546      $   326
                                                   =======      =======

Income Per Share:
  Income (loss) from Continuing Operations         $  0.14      $  0.00
  Discontinued Operations                             0.00         0.13
                                                   -------      -------
    Net income per share                           $  0.14      $  0.13
                                                   =======      =======
Shares used in computing net earnings
  per share (Note 3)                                 4,363        3,130
                                                   =======      =======

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(Amounts in thousands)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,

                                                     1996         1995
                                                     ----         ----

Operating activities:
  Net earnings                                      $  546       $  326
  Adjustments to reconcile net earnings to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization                      875          743
    Amortization of debt discount                      422           33
    Deferred income taxes                               --           61
 Changes in assets and liabilities:
    Accounts receivable, net                        (1,867)        (792)
    Prepaid expenses and other current assets            3          (36)
    Other assets                                       393          (12)
    Accounts payable                                   474         (247)
    Accrued payroll                                   (426)          10
    Accrued expenses                                (1,084)        (137)
    Other long term liabilities                       (157)         339
                                                    ------        -----
      Net cash used in operating activities           (821)         288
                                                    ------        -----

Investing activities:
    Purchases of equipment and leasehold
      improvements, net                               (817)        (424)
    Other assets                                       (24)        (108)
                                                    ------        -----
      Net cash (used in) provided by
        investing activities                          (841)        (532)
                                                    ------        -----
Financing activities:
    Net borrowings on revolving line of credit       2,308          150
    Repayments of long-term debt                    (1,259)        (519)
    Repayments of obligations under capital leases     (74)         (61)
    Net proceeds from issuance of common stock          56           72
                                                    ------        -----
      Net cash used in financing activities          1,031         (358)
                                                    ------        -----
Net decrease in cash and cash equivalents             (631)        (602)
                                                    ------        -----
Cash and cash equivalents, beginning of period       1,812          807
                                                    ------        -----
Cash and cash equivalents, end of period            $1,181        $ 205
                                                    ======        =====
Supplemental disclosure of cash flow information:
    Cash paid during period for:
       Interest                                     $  409        $ 839
                                                    ======        =====
       Income taxes                                 $  800        $  30
                                                    ======        =====
    New capital lease arrangements                  $  181        $ 329
                                                    ======        =====


See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                    Three Month Period Ended March 31, 1996
                                  (Unaudited)

Note 1.  Basis of Presentation

     The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. (the "Company"), and its consolidated subsidiaries for the periods indicated. Results of operations for the interim period ended March 31, 1996 are not necessarily indicative of the results of operations for the full year.

     Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

     In addition, certain reclassifications have been made to the 1994 financial statements to conform with current year presentations.

Note 2.  Acquisition

     Effective May 1, 1994, the Company purchased substantially all of the assets of Transcriptions, Ltd. and affiliates ("Transcriptions") as well as assuming certain liabilities, as defined, for $16,930 in cash, including acquisition costs of $322, plus the payment of Transcriptions interest bearing debt of $5,816, plus a deferred purchase price based on future operating results. Effective December 29, 1995, the Company fixed the deferred purchase price by agreeing to pay the former owners of Transcriptions $18,375 in cash and 861 shares of Common Stock (valued at $4,550 for financial reporting purposes) on August 31, 1996. The $18,375 of cash consideration has been discounted and presented as a subordinated payable of $17,337 at December 31, 1995 and the shares to be issued have been presented as a subordinated payable at December 31, 1995. Upon fixing the deferred purchase price, the total purchase price for the Transcriptions acquisition was $44,633. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities.

     In August 1995, the Company entered into a merger agreement with Brawn Transcriptions, Inc. The agreement provided for net cash consideration of $7 and 23 shares of the Company's Common Stock valued at $185. In November 1995, the Company entered into an agreement to purchase substantially all of the assets and certain liabilities of Transcriptions, Ltd. of Michigan, a former franchisee, for a $827, 9% Subordinated Promissory Note which was due in March 1996. The results of operations of these two acquisitions are included in the accompanying consolidated statement of operations since the dates of the acquisition. The purchase price allocation for these acquisitions has not been finalized as of December 31, 1995. Pro forma information is not presented as these acquisitions are not material to the Company.

Note 3.  Earnigs Per Share

     The Company's total outstanding common stock options and warrants exceed 20% of the total outstanding common stock. Therefore, the income per share computations are modified, as required under Accounting Principles Board Opinion No. 15, to assume all outstanding common stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding common stock. Any remaining proceeds are assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax. Because interest has not been allocated to discontinued operations, the reduction of interest expense only impacts income per share from continuing operations.

Note 4.  New Accounting Pronouncements

     In March 1995, the Financial Accounting standatds Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asssets to be Disposed Of" (SFAS No. 121). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company is required to adopt SFAS No. 121 effective January 1, 1996. The adoption of SFAS No. 121 did not have any effect on the Company's financial condition or results of operations.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company is required to adopt SFAS No. 123 effective January 1, 1996. The Company has elected to adopt the disclosure requirement of this statement.

Note 5.  Subordinated Payable to Related Parties

     Effective December 29, 1995, the Company and the former owners of Transcriptions who include the Company's current Chief Executive Officer and Chief Operating Officer, amended the Transcriptions purchase agreement to fix the amount of the deferred purchase price (see Note 2). The amendment provides for the Company to pay $18,375 in cash and issue 861 shares of Common Stock (valued at $4,550 for financial reporting purposes) on August 31, 1996. The cash portion of the defered purchase price was discounted using an 8.75% rate and is included in subordinated payable at December 31, 1995.

     The amendment requires the Company to use commercially reasonable efforts to raise $18,375 by means of a public offering or through borrowings from the Company's senior lenders. If the Company is unsuccessful raising sufficient funds by August 31, 1996, the Company is required to deliver by December 31, 1996, any cash it is able to raise by the methods described above, and a subordinated promissory note for the balance plus any accrued interest. Any such subordinated promissory note will bear interest at the alternative base rate, as defined in the Credit Agreement, plus 2.5% and as long as the Company is not in default under the Credit Agreement, the Company may pay regular quarterly interest payments on any such subordinated note.

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

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MedQuist Inc.
                                             Registrant

Date: May 22, 1996

                                             By:  /s/ Robert F. Graham
                                                  -----------------------
                                                  Robert F. Graham
                                                  Chief Financial Officer