Form 10-Q
period 1996-06-30
MEDQUIST INC
filed 1996-08-13
CIK 884497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q


                              --------------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              --------------------

For the quarterly period                              Commission file number
ended June 30, 1996                                          0-19941


                                  MedQuist Inc.
             (Exact name of registrant as specified in its charter)


         New Jersey                                       22-2531298
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       identification No.)


               Five Greentree Centre, Suite 311, Marlton, NJ     08053
               (Address of principal executive offices)        (Zip Code)


                                 (609) 596-8877
              (Registrant's telephone number, including area code)



              (Former name, former address and former fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,999,387 shares of common stock, no par value, as of August 8, 1996.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q




PART I.  FINANCIAL INFORMATION

                                                                                                           PAGE NO.
                                                                                                           --------
Item 1.           Financial Statements

                  Consolidated Balance Sheets at June 30, 1996 (Unaudited) and
                  December 31, 1995                                                                             1

                  Consolidated Statements of Earnings for the six months ended June 30, 1996 and
                  1995 (Unaudited)                                                                              2

                  Consolidated Statements of Earnings for the three months ended June 30, 1996 and
                  1995 (Unaudited)                                                                              3

                  Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and
                  1995 (Unaudited)                                                                              4

                  Notes to Consolidated Financial Statements (Unaudited)                                        5

                  Management's Discussion and Analysis of Financial Condition and Results of Operations          8


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                             13

Item 2.           Changes in Securities                                                                         13

Item 3.           Defaults upon Senior Securities                                                               13

Item 4.           Submission of Matters to a Vote of Security Holders                                           13

Item 5.           Other Information                                                                             14

Item 6.           Exhibits and Reports on Form 8-K                                                              14

SIGNATURE                                                                                                       15


                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)

                                                    June 30,       December 31,
                                                      1996            1995
                                                   (Unaudited)
                                                   -----------     ------------
Assets
Current assets:
     Cash and cash equivalents                        $11,273        $ 1,812
     Accounts receivable, net of allowance
       of $245 and $257                                11,952          9,769
     Prepaid expenses and other current assets          1,450          1,720
                                                      -------        -------
       Total current assets                            24,675         13,301

Property and equipment - net                            7,256          6,725
                                                      -------        -------

Other long term assets                                    268            643
                                                      -------        -------

Intangible assets - net                                36,818         37,426
                                                      -------        -------

                                                      $69,017        $58,095
                                                      =======        =======

Liabilities and shareholders' equity

Current liabilities:
     Current portion of long term debt                $   573        $ 2,246
     Accounts payable                                   1,848          1,646
     Accrued payroll                                      912          1,092
     Accrued expenses                                   1,625          3,391
                                                      -------        -------
       Total current liabilities                        4,958          8,375
                                                      -------        -------

Long-term debt                                            588         15,956
                                                      -------        -------

Subordinated payable to related parties                 4,550         21,887
                                                      -------        -------

Other long-term liabilities                               678            848
                                                      -------        -------

Deferred income taxes                                     609            609
                                                      -------        -------

Shareholders' equity:
     Class A preferred stock, no par value,
       650 shares authorized, none issued                --             --
     Class B preferred stock, no par value,
       400 shares authorized, none issued                --             --
     Common stock, no par value,
       20,000 shares authorized,
       6,830 and 2,446 issued and
       outstanding                                     51,178          4,639
     Retained earnings                                  6,456          5,781
                                                      -------        -------
       Total shareholders' equity                      57,634         10,420
                                                      -------        -------

                                                      $69,017        $58,095
                                                      =======        =======



          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

(Amounts in thousands, except per share data)
                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                      1996             1995
                                                    --------         --------
Revenues                                            $ 28,351         $ 21,232

Costs and expenses:
  Cost of revenues                                    21,117           15,574
  Selling, general and administrative                  1,701            2,747
  Depreciation                                         1,161              768
  Amortization of intangible assets                      544              219
                                                    --------         --------
     Total operating expenses                         24,523           19,308
                                                    --------         --------

Operating income                                       3,828            1,924

Interest expense                                       1,489            1,909
                                                    --------         --------

Income from continuing operations                      2,339               15
before income taxes

Income tax provision                                     957                6
                                                    --------         --------
Income from continuing operations                   $  1,382         $      9
Discontinued operations, net of income taxes            --                922
                                                    --------         --------

Net income                                          $  1,382         $    931
                                                    ========         ========


Income Per Share:
  Income from Continuing Operations                 $   0.30         $   0.07
  Discontinued Operations                               --               0.27
  Inducement deduction (Note 6)                        (0.13)            --
                                                    --------         --------
    Net Income per share                            $   0.17         $   0.34
                                                    ========         ========


Shares used in computing net earnings per
share (Note 3)                                         4,642            3,367
                                                    ========         ========


          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

(Amounts in thousands, except per share data)
                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                      1996             1995
                                                    --------         --------
Revenues                                            $ 14,373         $ 10,806

Costs and expenses:
  Cost of revenues                                    10,682            7,898
  Selling, general and administrative                    813            1,148
  Depreciation                                           574              488
  Amortization of intangible assets                      266              110
                                                    --------         --------
     Total operating expenses                         12,335            9,644
                                                    --------         --------

Operating income                                       2,038            1,162

Interest expense                                         624              950
                                                    --------         --------

Income from continuing operations
before income taxes                                    1,414              212

Income tax provision                                     579               88
                                                    --------         --------
Income from continuing operations                        835         $    124
Discontinued operations, net of income taxes            --                481
                                                    --------         --------

Net income                                          $    835         $    605
                                                    ========         ========


Income Per Share:
  Income from Continuing Operations                 $   0.16         $   0.07
  Discontinued Operations                               --               0.14
  Inducement deduction (Note 6)                        (0.13)            --
                                                    --------         --------
    Net Income per share                            $   0.03         $   0.21
                                                    ========         ========


Shares used in computing net earnings                  5,238            3,387
  per share (Note 3)                                ========         ========




          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
(Amounts in thousands)


                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                        1996             1995
                                                                                      --------         --------
Operating activities:
     Net earnings                                                                     $  1,382         $    931
     Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                                     1,705            1,714
       Amortization of debt discount                                                        54               65
       Deferred income taxes                                                              --                 26
     Changes in assets and liabilities:
       Accounts receivable, net                                                         (2,183)            (759)
       Prepaid expenses and other current assets                                           270             (187)
       Other assets                                                                        375              (36)
       Accounts payable                                                                    202             (458)
       Accrued payroll                                                                    (180)            (337)
       Accrued expenses                                                                 (1,766)             773
       Other long term liabilities                                                        (170)            (102)
                                                                                      --------         --------
         Net cash (used in) provided by operating activities                              (311)           1,630
                                                                                      --------         --------

Investing activities:
     Purchases of equipment and leasehold improvements, net                             (1,502)          (1,054)
     Other assets                                                                         (160)            --
                                                                                      --------         --------

       Net cash used in investing activities                                            (1,662)          (1,054)
                                                                                      --------         --------

Financing activities:
     Net borrowings on revolving line of credit                                            342              922
     Repayments of long-term debt                                                      (28,347)          (2,215)
     Repayments of obligations under capital leases                                       (140)            (127)
     Net proceeds from issuance of common stock                                         39,579              163
       Deferred financing costs                                                           --                 (6)
                                                                                      --------         --------
       Net cash used in financing activities                                            11,434           (1,263)
                                                                                      --------         --------

Net increase (decrease) in cash and cash equivalents                                     9,461             (687)
                                                                                      --------         --------

Cash and cash equivalents, beginning of period                                           1,812              807
                                                                                      --------         --------

Cash and cash equivalents, end of period                                              $ 11,273         $    120
                                                                                      ========         ========


Supplemental disclosure of cash flow information:
     Cash paid during period for:
       Interest                                                                       $    570         $  1,645
                                                                                      ========         ========
       Income taxes                                                                   $  1,050         $    363
                                                                                      ========         ========

     New capital lease arrangements                                                   $    190         $    329
                                                                                      ========         ========




          See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 Three and Six Month Periods Ended June 30, 1996
                    (Unaudited - dollar amounts in thousands)

Note 1.  Basis of Presentation

         The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. (the "Company"), and its consolidated subsidiaries for the periods indicated. Results of operations for the interim period ended June 30, 1996 are not necessarily indicative of the results of operations for the full year.

         Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

         In addition, certain reclassifications have been made to the 1995 financial statements to conform with current year presentations.

Note 2.  Acquisition

         Effective May 1, 1994, the Company purchased substantially all of the assets of Transcriptions, Ltd. and affiliates ("Transcriptions") as well as assuming certain liabilities, as defined, for $16,930 in cash, including acquisition costs of $322, plus the payment of Transcriptions interest bearing debt of $5,816, plus a deferred purchase price based on future operating results. Effective December 29, 1995, the Company fixed the deferred purchase price by agreeing to pay the former owners of Transcriptions $18,375 in cash and 861 shares of Common Stock (valued at $4,550 for financial reporting purposes) on August 31, 1996. The $18,375 of cash consideration has been discounted and presented as a part of the $21,887 long-term subordinated payable at December 31, 1995. In addition, the shares to be issued have been presented as part of the subordinated payable at December 31, 1995. Upon fixing the deferred purchase price, the total purchase price for the Transcriptions acquisition was $44,633. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities.

         On May 30, 1996, the Company paid $18,146 in full settlement of the cash portion of the deferred purchase price. This payment was funded with a portion of the net proceeds from the Company's 2.2 million share equity offering (See Note 6).

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

Note 3.  Earnings Per Share

         For the three and six month periods ended June 30, 1996, the Company has performed the income per share computations under the Treasury Stock method, as required under Accounting Principle Board Opinion No. 15.

         For the three and six month periods ended June 30, 1995, the Company's total outstanding common stock options and warrants exceeded 20% of the total outstanding common stock. Therefore, the income per share computations are modified for such periods, as required under Accounting Principles Board Opinion No. 15, to assume all outstanding common stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding common stock. Any remaining proceeds are assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax. Because interest expense has not been allocated to discontinued operations, the reduction of interest expense only impacts income per share from continuing operations.

Note 4.  New Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company is required to adopt SFAS No. 121 effective January 1, 1996. The adoption of SFAS No. 121 did not have any effect on the Company's financial condition or results of operations.

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

Note 5.  Subordinated Payable to Related Parties.

         Effective December 29, 1995, the Company and the former owners of Transcriptions, who include the Company's current Chief Executive Officer and Chief Operating Officer, amended the Transcriptions purchase agreement to fix the amount of the deferred purchase price (see Note 2). The amendment provides for the Company to pay $18,375 in cash and issue 861 shares of Common Stock (valued at $4,550 for financial reporting purposes) on August 31, 1996. The cash portion of the deferred purchase price was discounted using an 8.75% rate and is presented as part of the $21,887 long-term subordinated payable at December 31, 1995.

         On May 30, 1996, the Company paid $18,146 in full settlement of the cash portion of the deferred purchase price. This payment was funded with a portion of the net proceeds from the Company's 2.2 million share equity offering (See Note 6).

Note 6.  Common Stock

         On May 24, 1996, the Securities and Exchange Commission declared effective a registration statement relating to the sale of 2,200,000 shares of Common Stock of the Company at a price of $17.00 per share. A portion of the net proceeds from the offering have been used to pay in full the cash portion of the deferred purchase price payable to related parties in connection with the acquisition of Transcriptions, Ltd. and to repay in full borrowings outstanding under the Company's senior credit facility with certain lenders (See Notes 2 and 5). The remaining net proceeds will be used by the Company for general corporate purposes.

         Simultaneous with the closing of this Offering, the Company issued 963 shares of Common Stock to a warrant holder. The warrant holder exercised its warrants to Preferred Stock by canceling the $7,000 principal amount of a senior subordinated note and simultaneously converted such Preferred Stock into Common Stock. In addition, the Company issued 42,500 shares of Common Stock to induce the warrant holder to exercise. As a result of this issuance, the Company has recorded a $707,000 or $0.13 per share second quarter non-recurring deduction from net earnings available to common shareholders.

         On June 21, 1996, the underwriters exercised the over-allotment option for the purchase of 307,160 additional shares of the Company's Common Stock at the offering price of $17.00 per share. The Company's net proceeds for the exercise of the over-allotment option of approximately $4.9 million will be utilized for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company is a leading national provider of electronic transcription and document management services to the healthcare industry. As a result of acquisition and divestiture activity from 1992 through 1995, the Company's operations have changed considerably and the financial statements included in this Report relate only to its continuing transcription business.

         Fees for transcription related services are based primarily on contracted rates, and revenue is recognized upon the rendering of services and delivery of reports. Cost of revenues consists of all direct costs associated with providing transcription related services, including payroll, telecommunications, software customization, repairs and maintenance, rent and other direct costs. Selling, general and administrative expenses include costs associated with the Company's senior executive management, marketing and sales, finance, legal and other administrative functions.

Results of Operations

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Operations as a percentage of net revenues:


                                            Three Months Ended   Six Months Ended
                                               June 30,              June 30,

                                             1996      1995       1996       1995
                                             ----      ----       ----       ----
 Continuing Operations:
  Revenues ..........................       100.0%     100.0%     100.0%     100.0%
  Costs and expenses:
  Cost of revenues ..................        74.3       73.1       74.5       73.4
  Selling, general and administrative         5.7       10.6        6.0       12.9
  Depreciation ......................         4.0        4.5        4.1        3.6
  Amortization of intangible assets .         1.9        1.0        1.9        1.0
Operating income ....................        14.2       10.8       13.5        9.1
Interest expense ....................         4.3        8.8        5.3        9.0
Income from continuing operations
  before income taxes ...............         9.8        2.0        8.3         .1
Income tax provision ................         4.0        0.8        3.4        --
Income from continuing operations ...         5.8        1.2        4.9         .1

Six Months Ended June 30, 1996 and 1995

Revenues. Revenues increased 34.0% to $28.4 million in the six months ended June 30, 1996 from $21.2 million in the comparable 1995 period. The $7.2 million increase reflected approximately $5.3 million of additional revenues generated from new and existing clients, and $1,876,000 of revenues from the Company's two 1995 medical transcription acquisitions.

Cost of Revenues. Cost of revenues increased from $15.6 million in the six months ended June 30, 1995 to $21.1 million in the comparable 1996 period. As a percentage of revenues, cost of revenues increased from 73.4% in the first six months of 1995 to 74.5% for the comparable 1996 period. The percentage increase in cost of revenues primarily resulted from increases in the Company's telecommunications costs.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $1.7 million in the six months ended June 30, 1996 from $2.7 million in the comparable 1995 period. As a percentage of revenues, selling, general and administrative expenses decreased from 12.9% in the first six months of 1995 to 6.0% in the comparable 1996 period. Included in the 1995 selling, general and administrative costs were non-recurring retirement and severance costs associated with the departure of certain executive personnel.

Depreciation. Depreciation expense increased from $768,000 for the six months ended June 30, 1995 to $1,161,000 for the comparable 1996 period. The increase in depreciation expense resulted primarily from an increased level of capital expenditures during 1995.

Amortization. Amortization of intangible assets was $544,000 for the six months ended June 30, 1996 as compared to $219,000 for the comparable 1995 period. The increase is directly attributable to the increase in intangible assets associated with the fixing of the deferred purchase price for Transcriptions, Ltd. which began to be amortized effective December 29, 1995.

Interest. Interest expense decreased from $1.9 million for the six months ended June 30, 1995 to $1.5 million for the comparable 1996 period. The decrease was due to the prepayment of approximately $16.7 million of the Chemical Facility with the net proceeds from the sale of the receivables management business in December 1995, partially offset by an increase of $640,000 related to the non-cash interest associated with the fixing of the debt portion of the deferred purchase price for Transcriptions, Ltd. in December 1995. In addition, on May 30, 1996 the Company's senior term loans, borrowings under the Revolving Credit Facility and the cash portion of the deferred purchase price were paid in full with a portion of the proceeds from the Company's 2,200,000 share equity offering.

Three Months Ended June 30, 1996 and 1995

Revenues. Revenues increased 33% to $14.4 million in the three months ended June 30, 1996 from $10.8 million in the comparable 1995 period. The $3.6 million increase reflected approximately $2.6 million of additional revenues generated from new and existing clients, and $976,000 of revenues from the Company's two 1995 medical transcription acquisitions.

Cost of Revenues. Cost of revenues increased from $7.9 million in the three months ended June 30, 1995 to $10.7 million in the comparable 1996 period. As a percentage of revenues, cost of revenues increased from 73.1% in the second quarter of 1995 to 74.3% for the comparable 1996 period. The percentage increase in cost of revenues primarily resulted from increases in the Company's telecommunications costs.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $813,000 in the three months ended June 30, 1996 from $1.1 million in the comparable 1995 period. As a percentage of revenues, selling, general and administrative expenses decreased from 10.6% in the second quarter of 1995 to 5.7% in the comparable 1996 period. The decrease is a result of a restructuring of the corporate offices as the Company began to focus on the electronic transcription business.

Depreciation. Depreciation expense increased from $488,000 for the three months ended June 30, 1995 to $574,000 for the comparable 1996 period. The increase in depreciation expense resulted primarily from an increased level of capital expenditures during 1995.

Amortization. Amortization of intangible assets was $266,000 for the three months ended June 30, 1996 as compared to $110,000 for the comparable 1995 period. The increase is directly attributable to the intangible assets associated with the fixing of the deferred purchase price for Transcriptions, Ltd. which began to be amortized effective December 29, 1995.

Interest. Interest expense decreased from $950,000 for the three months ended June 30, 1995 to $624,000 for the comparable 1996 period. The decrease was due to the prepayment of approximately $16.7 million of the Chemical Facility with the net proceeds from the sale of the receivables management business in December 1995, partially offset by an increase of $251,000 related to the non-cash interest associated with the fixing of the debt portion of the deferred purchase price for Transcriptions, Ltd. in December 1995. In addition, on May 30, 1996 the Company's senior term loans, borrowings under the Revolving Credit Facility and the cash portion of the deferred purchase price were paid in full with a portion of the proceeds from the Company's 2,200,000 share equity offering.

Liquidity and Capital Resources

         At June 30, 1996, the Company had working capital of $19.7 million, including $11.3 million of cash and cash equivalents. During the six months ended June 30, 1996, the Company's operating activities used cash of $311,000 as compared to providing $1,630,000 during the prior year six month period. The decrease in cash provided by operating activities was primarily related to an increase in accounts receivable and a decrease in accrued expenses partially offset by an increase net earnings.

         During the six months ended June 30, 1996, the Company purchased $1,692,000 of capital equipment. These expenditures were financed through cash flow from operations, capital lease arrangements and the Chemical Facility.

         The Company entered into the Chemical Facility when it acquired Transcriptions, Ltd. in May 1994. The Chemical Facility was restructured in December 1995 to provide for an aggregate of $9.5 million of Term Loans (which the Company prepaid in full on May 30, 1996), and a $10.0 million Revolving Credit Facility expiring December 31, 1998, which is subject to a borrowing base limitation based on a percentage of eligible accounts receivable. The Revolving Credit Facility is secured by substantially all of the assets of the Company. The Revolving Credit Facility bears interest at resetting rates selected by the Company from various alternatives and the Company's level of compliance with certain financial covenants. The interest rate alternatives are either (i) 0.5% to 1.5% in excess of the greater of (x) Chemicals' base lending rate, (y) the federal funds rate plus 1.0% or (z) the bank's certificate of deposit rate, or
(ii) LIBOR plus 2.0% to 3.0%. The Company may not reborrow amounts under the Term Loan.

         The Revolving Credit Facility can be used for working capital and general corporate purposes or, subject to a $7.5 million maximum, for future acquisitions. Borrowings for acquisitions under the Revolving Credit Facility ("Acquisition Loans") are repayable in equal quarterly installments ending December 31, 2001. Under the Chemical Facility, 50% of defined Excess Cash Flow for each year commencing with 1996 is required to be used first to prepay outstanding amounts under the Acquisition Loans, and thereafter to reduce borrowings under the Revolving Credit Facility. To the extent any amounts under the Revolving Credit Facility are repaid, the Company may reborrow such amounts. The Chemical Facility includes certain financial and other covenants applicable to the Company, including limitations on capital expenditures.

         On May 30, 1996, the Term Loans and borrowings under the Revolving Credit Facility were paid in full with a portion of the proceeds from the Company's 2,200,000 share equity offering.

         In connection with the fixing on December 29, 1995 of the deferred purchase price for the acquisition of Transcriptions, Ltd., the Company agreed to pay $24.5 million on August 31, 1996 in the form of 861,463 shares of Common Stock and $18,375,000 in cash. Because payment of the deferred purchase price was not due until August 31, 1996, the cash portion has been discounted and presented as a subordinated payable at December 31, 1995.

         On May 30, 1996, the Company paid $18,146,000 in full settlement of the cash portion of the deferred purchase price. This payment was funded with a portion of the net proceeds from the Company's 2,200,000 share equity offering. See Notes 2 and 5 to Consolidated Financial Statements.

         On March 29, 1996, Heller entered into an agreement with the Company pursuant to which, on the closing date of the Offering, Heller exercised the Heller Warrants by applying the $7 million of outstanding principal amount under the Heller Facility against the exercise price (canceling the note related thereto having a carrying value of $6.5 million at March 31, 1996 due to original issue discount), and converting the Class A and Class B Preferred Stock received upon such exercise into 962,675 shares of Common Stock. Additionally, in connection with such exercise and conversion, the Company has issued to Heller an additional 42,500 shares of Common Stock. The cancellation of the Heller subordinated note resulted in a reduction in the Company's interest expense of $490,000 per year.

         The Company believes that cash flow generated from the Company's operations and its borrowing capacity under the Chemical Facility should be sufficient to meet its current working capital and capital expenditure requirements. Additional funds may be required in connection with future acquisitions, if any.

Special Note Concerning Forward Looking Statements

         This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of various risks, including, without limitation, the dependence on a single line of business; rapid technological change; inability to expand into new markets and make acquisitions; inability to attract and retain key personnel and transcriptionists; the effects of regulatory changes in the healthcare industry; the potential for significant fluctuations in operating results; and the potential volatility of the Company's common stock.

                           Part II - Other Information



Item 1. -         Legal Proceedings                          - Not Applicable

Item 2. -         Changes in Securities                      - Not Applicable

Item 3. -         Default upon Senior Securities             - Not Applicable

Item 4. -         Submission of Matters to a Vote of
                    Security Holders

                  On May 29, 1996, the Annual Meeting of Shareholders of the Company was held. At that meeting, (a) the following persons were elected as directors to serve until the expiration of the terms indicated, (b) the shareholders approved certain amendments to the Stock Option Plan for officers and key employees, (c) the shareholders approved the adoption of the Company's Employee Stock Purchase Plan and (d) the shareholders approved a deferred compensation plan for the Board of Directors:

(a)

                      Expiration                                   Votes
Director               of Term              Votes For             Against               Abstentions
- --------              ----------            ---------             -------               -----------
David A. Cohen          1999                2,136,991             19,350                    __
John H.
Underwood               1999                2,136,991             19,350                    __
Terrence J.
Mulligan                1999                2,136,991             19,350                    __


         The term of office as a director continued after the meeting for the following persons (expiration of term in parenthesis): William T. Carson (1998); Richard J. Censits (1998); James F. Conway (1998); James R. Emshoff (1997); Frederick S. Fox, III (1997); A.Fred Ruttenberg (1997).

(b)

1,084,528         shares were voted for the proposal and
  209,457         shares were voted against the proposal and
    8,012         shares abstained from voting and
  854,344         shares were not voted

(c)

1,224,801         shares were voted for the proposal and
   71,200         shares were voted against the proposal and
    5,996         shares abstained from voting and
  854,344         shares were not voted


(d)

1,232,685         shares were voted for the proposal and
   61,704         shares were voted against the proposal and
    7,608         shares abstained from voting and
  854,344         shares were not voted


Item 5. -         Other Information - Not Applicable


Item 6. -         Exhibits and Reports on Form 8-K

                  a)  Exhibits:

                      Computation of earnings per share      11.0

                      Financial Data Schedule                27.0

                  b)  Reports on Form 8-K - Not Applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MedQuist Inc.
                                                Registrant

Date:  August 12, 1996
                                                By:    /s/ Robert F. Graham
                                                       ------------------------
                                                       Robert F. Graham
                                                       Chief Financial Officer