Form 10-Q
period 1996-09-30
MEDQUIST INC
filed 1996-11-13
CIK 884497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                              --------------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              --------------------

For the quarterly period                                  Commission file number
ended September 30, 1996                                         0-19941


                                  MedQuist Inc.
             (Exact name of registrant as specified in its charter)


         New Jersey                                              22-2531298
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,879,313 shares of common stock, no par value, as of November 5, 1996.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q




PART I.  FINANCIAL INFORMATION
                                                                                                           PAGE NO.
Item 1.           Financial Statements

                  Consolidated Balance Sheets at September 30, 1996 (Unaudited) and
                  December 31, 1995                                                                             1

                  Consolidated Statements of Earnings for the nine months ended September 30, 1996 and
                  1995 (Unaudited)                                                                              2

                  Consolidated Statements of Earnings for the three months ended September 30, 1996 and
                  1995 (Unaudited)                                                                              3

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and
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


                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                                                  September 30,     December 31,
                                                     1996               1995
                                                     ----               ----
                                                  (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                      $10,322           $ 1,812
     Accounts receivable, net of allowance
       of $244 and $257                              13,226             9,769
     Prepaid expenses and other current assets        1,407             1,720
                                                    -------           -------
       Total current assets                          24,955            13,301

Property and equipment - net                          7,784             6,725
                                                    -------           -------

Other long term assets                                  394               643
                                                    -------           -------

Intangible assets - net                              40,517            37,426
                                                    -------           -------

                                                    $73,650           $58,095
                                                    =======           =======

Liabilities and shareholders' equity

Current liabilities:
     Current portion of long term debt              $   261           $ 2,246
     Accounts payable                                 1,209             1,646
     Accrued payroll                                  2,064             1,092
     Accrued expenses                                 2,976             3,391
                                                    -------           -------
       Total current liabilities                      6,510             8,375
                                                    -------           -------

Long-term debt                                        1,803            15,956
                                                    -------           -------

Subordinated payable to related parties                --              21,887
                                                    -------           -------

Other long-term liabilities                             650               848
                                                    -------           -------

Deferred income taxes                                   609               609
                                                    -------           -------

Shareholders' equity:
     Class A preferred stock, no par value,
       650 shares authorized, none issued              --                --
     Class B preferred stock, no par value,
       400 shares authorized, none issued              --                --
     Common stock, no par value,
       20,000 shares authorized,
       6,844 and 2,446 issued and
       outstanding                                   56,311             4,639
     Retained earnings                                7,767             5,781
                                                    -------           -------
       Total shareholders' equity                    64,078            10,420
                                                    -------           -------

                                                    $73,650           $58,095
                                                    =======           =======



See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

(Amounts in thousands, except per share data)
                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1996              1995
                                                     --------          --------
Revenues                                             $ 43,862          $ 32,770

Costs and expenses:
  Cost of revenues                                     32,607            24,152
  Selling, general and administrative                   2,558             3,509
  Depreciation                                          1,770             1,306
  Amortization of intangible assets                       835               329
                                                     --------          --------
     Total operating expenses                          37,770            29,296
                                                     --------          --------

Operating income                                        6,092             3,474

Interest expense                                        1,552             2,793
                                                     --------          --------

Income from continuing operations
before income taxes                                     4,540               681
Income tax provision                                    1,848               282
                                                     --------          --------
Income from continuing operations                    $  2,692          $    399
Discontinued operations, net of income taxes             --               1,261
                                                     --------          --------

Net income                                           $  2,692          $  1,660
                                                     ========          ========


Income Per Share:
  Income from continuing operations                  $   0.49          $   0.22
  Discontinued operations                                --                0.35
  Inducement deduction (Note 6)                         (0.13)             --
                                                     --------          --------
    Net Income per share                             $   0.36          $   0.57
                                                     ========          ========


Shares used in computing net earnings per
share (Note 3)                                          5,528             3,620
                                                     ========          ========


See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

(Amounts in thousands, except per share data)
                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1996            1995
                                                     -------         -------
Revenues                                             $15,511         $11,538

Costs and expenses:
  Cost of revenues                                    11,490           8,578
  Selling, general and administrative                    857             762
  Depreciation                                           609             538
  Amortization of intangible assets                      291             110
                                                     -------         -------
     Total operating expenses                         13,247           9,988
                                                     -------         -------

Operating income                                       2,264           1,550

Interest expense                                          63             884
                                                     -------         -------

Income from continuing operations before
income taxes                                           2,201             666
Income tax provision                                     890             276
                                                     -------         -------
Income from continuing operations                      1,311         $   390
Discontinued operations, net of income taxes            --               339
                                                     -------         -------


Net income                                           $ 1,311         $   729
                                                     =======         =======


Income Per Share:
  Income from Continuing Operations                  $  0.18         $  0.14
  Discontinued Operations                               --              0.10
                                                     -------         -------
    Net Income per share                             $  0.18         $  0.24
                                                     =======         =======


Shares used in computing net earnings                  7,261           3,645
  per share (Note 3)                                 =======         =======


See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Amounts in thousands)
                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        1996           1995
                                                                        ----           ----

Operating activities:
     Net earnings                                                     $  2,692       $  1,660
     Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                     2,605          2,754
       Amortization of debt discount                                        54             98
       Deferred income taxes                                              --               26
     Changes in assets and liabilities:
       Accounts receivable, net                                         (3,092)        (1,111)
       Prepaid expenses and other current assets                           325           (266)
       Other assets                                                        247            (31)
       Accounts payable                                                   (464)           199
       Accrued payroll                                                     904             14
       Accrued expenses                                                   (497)           141
       Other long term liabilities                                        (197)          (289)
                                                                      --------       --------
         Net cash provided by operating activities                       2,577          3,195
                                                                      --------       --------

Investing activities:
     Purchases of equipment and leasehold improvements, net             (2,369)        (1,861)
     Other assets                                                         (153)          --
     Acquisitions, net of cash acquired                                 (2,619)          --
                                                                      --------       --------
       Net cash used in investing activities                            (5,141)        (1,861)
                                                                      --------       --------

Financing activities:
     Net borrowings on revolving line of credit                           --            1,287
     Repayments of long-term debt                                      (28,350)        (3,400)
     Repayments of obligations under capital leases                       (229)          (203)
     Net proceeds from issuance of common stock                         39,653            669
       Deferred financing costs                                           --               (6)
                                                                      --------       --------
       Net cash provided by (used in) financing activities              11,074         (1,653)
                                                                      --------       --------

Net increase (decrease) in cash and cash equivalents                     8,510           (319)
                                                                      --------       --------

Cash and cash equivalents, beginning of period                           1,812            807
                                                                      --------       --------

Cash and cash equivalents, end of period                              $ 10,322       $    488
                                                                      ========       ========


Supplemental disclosure of cash flow information:
  Cash paid during period for:
       Interest                                                       $    655       $  2,423
                                                                      ========       ========
       Income taxes                                                   $  1,303       $    363
                                                                      ========       ========

     New capital lease arrangements                                   $    190       $    389
                                                                      ========       ========



See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
              Three and Nine Month Periods Ended September 30, 1996
                    (Unaudited - dollar amounts in thousands)

Note 1.  Basis of Presentation

         The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. (the "Company"), and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended September 30, 1996 are not necessarily indicative of the results of operations for the full year.

         Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

         In addition, certain reclassifications have been made to the 1995 financial statements to conform with current year presentations.

Note 2.  Acquisitions

         Effective May 1, 1994, the Company purchased substantially all of the assets of Transcriptions, Ltd. and affiliates ("Transcriptions") as well as assuming certain liabilities, as defined, for $16,930 in cash, including acquisition costs of $322, plus the payment of Transcriptions interest bearing debt of $5,816, plus a deferred purchase price based on future operating results. Effective December 29, 1995, the Company fixed the deferred purchase price by agreeing to pay the former owners of Transcriptions $18,375 in cash and 861,463 shares of Common Stock (valued at $4,550 for financial reporting purposes) on August 31, 1996. The $18,375 of cash consideration has been discounted and presented as a part of the $21,887 long-term subordinated payable at December 31, 1995. In addition, the shares to be issued have been presented as part of the subordinated payable at December 31, 1995. Upon fixing the deferred purchase price, the total purchase price for the Transcriptions acquisition was $44,633. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities.

         On May 30, 1996, the Company paid $18,146 in full settlement of the cash portion of the deferred purchase price. This payment was funded with a portion of the net proceeds from the Company's 2.2 million share equity offering (See Note 6).

         During 1995, the Company purchased substantially all of the assets of Transcriptions, Ltd. of Michigan, a former franchisee, and entered into a merger agreement with Brawn Transcriptions, Inc. The total consideration paid for these acquisitions was $1,019, consisting of $7 in cash, $185 in Company common stock and a $827, 9% subordinated promissory note.

         During the three month period ended September 30, 1996, the Company purchased (i) substantially all of the assets of California Transcription Services and Oakland Associates, Inc. and (ii) all of the capital stock of MedScribe, Inc. The total consideration paid for these acquisitions was $3,314, consisting of

$1,506 in cash, $490 in Company common stock, $30 in a 5% subordinated convertible promissory note and $1,288, in a 6% subordinated convertible promissory note.

         The results of operations of these acquisitions are included in the accompanying consolidated statement of operations since the dates of the acquisition. Pro forma information is not presented as these acquisitions are not material to the Company.

Note 3.  Earnings Per Share

         For the three and nine month periods ended September 30, 1996, the Company has performed the income per share computations under the Treasury Stock method, as required under Accounting Principle Board Opinion No. 15.

         For the three and nine month periods ended September 30, 1995, the Company's total outstanding common stock options and warrants exceeded 20% of the total outstanding common stock. Therefore, the income per share computations are modified for such periods, as required under Accounting Principles Board Opinion No. 15, to assume all outstanding common stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding common stock. Any remaining proceeds are assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax. Because interest expense has not been allocated to discontinued operations, the reduction of interest expense only impacts income per share from continuing operations.

Note 4.  New Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company was required to adopt SFAS No. 121 effective January 1, 1996. The adoption of SFAS No. 121 did not have any effect on the Company's financial condition or results of operations.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company was required to adopt SFAS No. 123 effective January 1, 1996. The Company has elected to adopt the disclosure requirements of this statement.

Note 5.  Subordinated Payable to Related Parties.

         Effective December 29, 1995, the Company and the former owners of Transcriptions, who include the Company's current Chief Executive Officer and Chief Operating Officer, amended the Transcriptions purchase agreement to fix the amount of the deferred purchase price (see Note 2). The amendment provides for the Company to pay $18,375 in cash and issue 861,463 shares of Common Stock (valued at $4,550 for financial reporting purposes) on August 31, 1996. The cash portion of the deferred purchase price was discounted using an 8.75% rate and is presented as part of the $21,887 long-term subordinated payable at December 31, 1995.

         On May 30, 1996, the Company paid $18,146 in full settlement of the cash portion of the deferred purchase price. This payment was funded with a portion of the net proceeds from the Company's 2.2 million share equity offering (See Note 6). On August 31, 1996, the Company issued 861,463 shares of Common Stock in satisfaction of the stock portion of the deferred purchase price.

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

         Simultaneous with the closing of this Offering, the Company issued 962,675 shares of Common Stock to a warrant holder. The warrant holder exercised its warrants to Preferred Stock by canceling the $7,000 principal amount of a senior subordinated note and simultaneously converted such Preferred Stock into Common Stock. In addition, the Company issued 42,500 shares of Common Stock to induce the warrant holder to exercise. As a result of this issuance, the Company has recorded a $707,000 or $0.13 per share second quarter non-recurring deduction from net earnings available to common shareholders.

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

Results of Operations

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Operations as a percentage of net revenues:




                                                     Three Months Ended               Nine Months Ended
                                                          September 30,                      September 30,

                                                   1996              1995             1996              1995
                                                   ----              ----             ----              ----
 Continuing Operations:
  Revenues..................................      100.0%            100.0%           100.0%            100.0%
Costs and expenses:
  Cost of revenues..........................       74.1              74.3             74.3              73.7
  Selling, general and administrative.......        5.5               6.6              5.8              10.7
  Depreciation..............................        3.9               4.7              4.0               4.0
  Amortization of intangible assets.........        1.9               1.0              1.9               1.0
Operating income............................       14.6              13.4             13.9              10.6
Interest expense............................         .4               7.7              3.5               8.5
Income from continuing operations
  before income taxes.......................       14.2               5.8             10.4               2.1
Income tax provision........................        5.7               2.4              4.2               --
Income from continuing operations...........        8.5               3.4              6.1               2.1



Nine Months Ended September 30, 1996 and 1995

Revenues. Revenues increased 33.8% to $43.9 million for the nine months ended September 30, 1996 from $32.8 million in the comparable 1995 period. The $11.1 million increase reflected approximately $8.0 million of additional revenues generated from new and existing clients, and $3.1 million of revenues from the Company's 1995 and 1996 medical transcription acquisitions.

Cost of Revenues. Cost of revenues increased from $24.2 million in the nine months ended September 30, 1995 to $32.6 million in the comparable 1996 period. As a percentage of revenues, cost of revenues increased from 73.7% in the first nine months of 1995 to 74.3% for the comparable 1996 period. The percentage increase in cost of revenues primarily resulted from increases in the Company's telecommunications costs.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $2.6 million in the nine months ended September 30, 1996 from $3.5 million in the comparable 1995 period. As a percentage of revenues, selling, general and administrative expenses decreased from 10.7% in the first nine months of 1995 to 5.8% in the comparable 1996 period. Included in the 1995 selling, general and administrative costs were non-recurring retirement and severance costs associated with the departure of certain executive personnel.

Depreciation. Depreciation expense increased from $1.3 million for the nine months ended September 30, 1995 to $1.8 million for the comparable 1996 period. The increase in depreciation expense resulted primarily from an increased level of capital expenditures during 1995.

Amortization. Amortization of intangible assets was $835,000 for the nine months ended September 30, 1996 as compared to $329,000 for the comparable 1995 period. The increase is directly attributable to the increase in intangible assets associated with the fixing of the deferred purchase price for Transcriptions, Ltd. which began to be amortized effective December 29, 1995 and the amortization of intangible assets associated with the Company's three medical transcription company acquisitions completed during the third quarter of 1996.

Interest. Interest expense decreased from $2.8 million for the nine months ended September 30, 1995 to $1.6 million for the comparable 1996 period. The decrease was due to the prepayment of approximately $16.7 million of the Chemical Facility with the net proceeds from the sale of the receivables management business in December 1995, partially offset by an increase of $640,000 related to the non-cash interest associated with the fixing of the debt portion of the deferred purchase price for Transcriptions, Ltd. in December 1995. In addition, on May 30, 1996 the Company's senior term loans, borrowings under the Revolving Credit Facility and the cash portion of the deferred purchase price were paid in full with a portion of the proceeds from the Company's 2,200,000 share equity offering.

Three Months Ended September 30, 1996 and 1995

Revenues. Revenues increased 34.4% to $15.5 million for the three months ended September 30, 1996 from $11.5 million in the comparable 1995 period. The $4.0 million increase reflected approximately $2.8 million of additional revenues generated from new and existing clients, and $1.2 million of revenues from the Company's 1995 and 1996 medical transcription acquisitions.

Cost of Revenues. Cost of revenues increased from $8.6 million in the three months ended September 30, 1995 to $11.5 million in the comparable 1996 period. As a percentage of revenues, cost of revenues decreased from 74.3% in the third quarter of 1995 to 74.1% for the comparable 1996 period.

Selling, General and Administrative. Selling, general and administrative expenses increased to $857,000 in the three months ended September 30, 1996 from $762,000 in the comparable 1995 period. As a percentage of revenues, selling, general and administrative expenses decreased from 6.6% in the third quarter of 1995 to 5.5% in the comparable 1996 period.

Depreciation. Depreciation expense increased from $538,000 for the three months ended September 30, 1995 to $609,000 for the comparable 1996 period. The increase in depreciation expense resulted primarily from an increased level of capital expenditures during 1995.

Amortization. Amortization of intangible assets was $291,000 for the three months ended September 30, 1996 as compared to $110,000 for the comparable 1995 period. The increase is directly attributable to the intangible assets associated with the fixing of the deferred purchase price for Transcriptions, Ltd. which began to be amortized effective December 29, 1995 and the amortization of intangible assets associated with the Company's three medical transcription company acquisitions completed during the third quarter of 1996.

Interest. Interest expense decreased from $884,000 for the three months ended September 30, 1995 to $63,000 for the comparable 1996 period. The decrease was due to the prepayment of approximately $16.7 million of the Chemical Facility with the net proceeds from the sale of the receivables management business in December 1995, partially offset by an increase of $251,000 related to the non-cash interest associated with the fixing of the debt portion of the deferred purchase price for Transcriptions, Ltd. in December 1995. In addition, on May 30, 1996 the Company's senior term loans, borrowings under the Revolving Credit Facility and the cash portion of the deferred purchase price were paid in full with a portion of the proceeds from the Company's 2,200,000 share equity offering.

Liquidity and Capital Resources

         At September 30, 1996, the Company had working capital of $18.4 million, including $10.3 million of cash and cash equivalents. During the nine months ended September 30, 1996, the Company's operating activities provided cash of $2.6 million as compared to $3.2 million during the prior year nine month period. The decrease in cash provided by operating activities was primarily related to an increase in accounts receivable and a decrease in accrued expenses and accounts payable partially offset by an increase in net earnings.

         During the nine months ended September 30, 1996, the Company purchased $2.4 million of capital equipment. These expenditures were financed through cash flow from operations, capital lease arrangements and the Chemical Facility.

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


                                              MedQuist Inc.
                                              Registrant

Date:  November ___, 1996
                                              By:
                                                 -------------------------------
                                                 Robert F. Graham
                                                 Chief Financial Officer