Form 10-K
period 1996-12-31
MEDQUIST INC
filed 1997-03-28
CIK 884497

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (the "Act")

                                  MEDQUIST INC.
             (Exact name of registrant as specified in its charter)

For the fiscal year ended December 31, 1996       Commission file number 0-19941

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

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------

                           Common Stock (no par value)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

         The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $118.5 million on March 25, 1997, based on the closing price of Registrant's Common Stock as reported on the Nasdaq National Market as of such date.

         The number of shares of the Registrant's Common Stock, no par value, outstanding as of March 25, 1997 was 6,906,229.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference.

         Part III - Proxy Statement to be filed with the Commission in connection with the 1997 Annual Meeting.

                                     PART I

Item 1.  BUSINESS

         The following Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risks, including, without limitation, the dependence on a single line of business; rapid technological change; inability to expand into new markets or to make acquisitions; inability to attract and retain key personnel and transcriptionists; and the effects of regulatory changes within the healthcare industry.

General

         The Company is a leading national provider of electronic transcription and document management services to the healthcare industry. Through its proprietary software, open architecture environment and network of more than 2,000 trained transcriptionists, the Company converts free-form medical dictation into electronically formatted patient records which healthcare providers use in connection with patient care and for other administrative purposes. The Company's customized outsourcing services enable clients to improve the accuracy of transcribed medical reports, reduce report turnaround times, shorten billing cycles and reduce overhead and other administrative costs. The Company believes that the electronic capture and delivery of free-form physician dictation are key components in the increasing implementation by healthcare providers of electronic medical record systems.

         The Company continues to implement advances in technology to improve the delivery of its services. The Company provides clients with its Medical Transcription System ("MTS"), an integrated transcription and document management system based upon proprietary software. The Company's technical staff customize MTS to address initial data capture, conversion of data into electronic format, editing of data and routing of electronically formatted reports to the client's host computer system. For electronic data interchange, MTS incorporates the HL-7 format or other interface protocols. The Company's Dictation Tracking System ("DTS") enables the Company and its clients to track the status of particular patient data and transcribed reports at any point in time. Clients also use DTS as an integral management tool to monitor physician timeliness in the dictation, review and sign-off process and to evaluate the Company's on-time performance.

Company History

         The Company was incorporated in New Jersey in 1987 as a group of out-patient healthcare businesses affiliated with a non-profit healthcare provider. During the last several years, the Company sold its out-patient businesses, acquired Transcriptions, Ltd. in May 1994 and two other small transcription businesses in 1995, and sold its receivables management division in December 1995. In 1996, the Company acquired five additional regional transcription companies. As used herein, the term the "Company" includes all of its subsidiaries, including its subsidiary Transcriptions, Ltd., as well as its predecessor.

Industry Overview

         Growth in the demand for medical transcription services is directly impacted by the number of hospital admissions and out-patient visits. Each hospital admission or out-patient visit generates dictated or written data which must be entered into a patient's record. For the year ended September 30, 1995, the American Hospital Association estimated the number of hospital admissions and out-patient visits in the United States to be 8.3 million (an increase of approximately 3% over the corresponding period in 1992) and 112 million (an increase of approximately 22% over the corresponding period in 1992), respectively.

         Electronic medical transcription and document management is the process by which free-form dictated patient data is captured in a useable format, routed to the appropriate location and inserted into a patient's medical record. Physicians and other individual healthcare providers use this information for direct patient care delivery purposes and administrative personnel use the information for billing and other administrative purposes. Historically, the majority of dictated reports and related transcription expenditures were generated by hospital medical record departments, where transcription services represent a significant expenditure. Examples of these reports include patient histories, discharge summaries, operative reports and consults. Increasingly, other hospital departments, such as radiology, emergency, oncology, pediatrics and cardiology, are dictating reports to improve their delivery of care and administrative functions. Health maintenance organizations, out-patient clinics and physician practice groups are also expanding their use of transcribed medical reports. Accordingly, the Company believes the market for outsourced transcription services will expand due in part to the following emerging trends.

         Outsourcing. In the 1990's outsourcing of services in the healthcare industry is increasing as a means to reduce administrative burdens and fixed costs. Hospitals and other healthcare organizations are increasingly outsourcing their electronic transcription of dictated patient records as their information needs and volume of dictated reports expand. Particularly as healthcare providers grow in size and the delivery of medical care becomes decentralized, outsourcing of transcription services permits providers to reduce overhead and costs, ease administrative burdens, improve quality of reports, access leading technologies without development and investment risk and obtain the expertise to implement and manage a system tailored to their specific requirements.

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

         Delivery of Care. As the health insurance industry continues to shift from traditional fee-for-service reimbursement to managed care forms of reimbursement such as "capitation," healthcare providers and payors are creating integrated healthcare delivery systems consisting of hospitals, health maintenance organizations, out-patient clinics and physician practice groups which must coordinate the exchange of patient information and the delivery of patient care. The accurate and efficient capture of patient data, and the distribution and storage of and access to patient medical records are critical to such coordination. Similar coordination is required as healthcare organizations, often with different information systems, consolidate and increase in size through mergers and acquisitions. Increasingly, healthcare organizations are recognizing that centralizing patient data into an accessible system can create economies of scale to reduce overall healthcare costs and improve the efficient delivery of patient care.

         Consolidation. The medical transcription industry is highly fragmented. An industry trade organization estimates that there are approximately 1,500 providers of medical transcription services, most of which are small local or regional companies. Many of these companies lack the financial resources or the technological capabilities necessary to provide outsourced transcription services to healthcare providers nationwide. As healthcare organizations themselves consolidate and increase in size, and their information needs become more complex, providers and payors increasingly require large and sophisticated vendors.

Strategy

         The Company's objectives are to maintain its leadership position as a provider of electronic transcription and document management services to the healthcare industry and to enhance that position as the information needs of healthcare providers continue to expand and evolve. The key elements of the Company's strategy include the following:

         Expand Existing Client Relationships. A majority of the Company's transcription services are provided to hospital medical record departments. Through its close and continuing client relationships, the Company seeks to increase its services as these departments outsource more of their transcription requirements and as the volume of patient records continue to grow. In addition, the Company is seeking to penetrate the direct care departments at hospitals such as radiology, emergency, oncology, pathology, pediatrics and cardiology, within its existing client base. Historically, these departments have not dictated their patient data or outsourced the transcription of their patient data to the same extent as medical record departments.

         Extend Current Client Base. The Company is seeking to extend its base of traditional hospital clients and to pursue new clients such as health maintenance organizations, out-patient clinics and physician practice groups which the Company believes will represent a growing percentage of the available market. Based upon input from new clients, the Company believes that references from its existing client base represent a key component of its sales and marketing efforts.

         Leverage Technology Leadership. The Company's proprietary software, which operates within an open architecture environment, and the Company's technological expertise enable it to create customized systems tailored to specific client requirements and changing industry standards. The Company intends to continue to incorporate advances in technology to improve the efficiency of its operations, reduce costs, expand the breadth and functionality of its services and enhance its competitive position.

         Capitalize on Emerging Technologies. The Company is initiating relationships with developers and end-users of emerging technologies, such as voice-recognition, physician clinical work stations and Internet based communications, to create value added services for its clients and to participate in the development of the computer based patient record.

         Pursue Strategic Acquisitions. The Company intends to pursue acquisitions of other transcription companies which expand its client base, management team, network of qualified transcriptionists or geographic presence, as well as acquisitions, joint ventures and other relationships which expand its technological expertise. As the only publicly traded company engaged primarily in the provision of medical transcription services, the Company believes that it can capitalize on consolidation opportunities within the fragmented medical transcription industry. In 1996 and 1995, respectively, the Company completed five and two acquisitions of small regional medical transcription companies. See Footnote 2 to the Consolidated Financial Statements attached hereto.

The MedQuist Integrated System

         The Company integrates proprietary software with sophisticated digital dictation equipment, and a healthcare provider's host system, a network of more than 2,000 transcriptionists and an experienced management team to provide customized solutions for hospitals and other healthcare providers. Through its outsourced transcription and document management services, the Company captures and stores free-form medical dictation, professionally transcribes such dictation into accurate reports, and electronically receives, reviews and distributes final reports to a client by up-loading them into the client's computer system for placement into a patient's medical record. Authorized individuals at multiple locations can access this electronic information when needed for administrative, billing and patient care purposes. The Company believes that the transcription and management of free-form dictation are key components in the increasing implementation of electronic medical record systems.

         The following are the key characteristics of the Company's electronic transcription and document management system:

         Customization/Open-Architecture. MTS operates in an open architecture environment providing flexibility to address individual client needs. The Company is capable of modifying MTS to interface with existing or legacy systems. The Company's technical staff works closely with its clients, both before and after installation, to develop system modifications and refinements. For example, MTS allows database abstracting and can generate reports which clients can use for administrative, management or direct delivery of patient care purposes (i.e., outcomes analysis studies).

         Fast, Accurate and Reliable Reports. The Company believes that due to its large number (more than 2,000) of trained transcriptionists and its ability to allocate work among them efficiently, it is able to reduce the production turnaround times for transcribed medical reports. MTS allows a match of client turnaround requirements and transcriptionist availability that an in-house staff or smaller organization generally cannot provide. MTS also provides editing and electronic review capabilities, such as specific reference to pages or clauses to alert clients to potential deficiencies, that increase accuracy and reliability. The quality of its transcriptionists and the capabilities of MTS enable the Company to deliver its services on a cost-effective basis.

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

         Tracking System. DTS enables a client and individual healthcare providers to review the status of particular patient data and transcribed reports at any point in time and to advise the Company whether the production of a particular report requires acceleration. Through DTS, the client and the Company are able to monitor the Company's on-time performance, especially with respect to critical reports requiring turnaround times of less than 24 hours. Healthcare providers also use DTS as an integral management tool to monitor physician timeliness in their dictation, review and sign-off process.

Technology Development

         The Company continually evaluates emerging technologies and applies them as appropriate to make its services more reliable, efficient and cost-effective, and to assist its clients in meeting their transcription and document management needs. The Company modifies MTS to interface with existing or legacy systems. The Company works directly with its clients, both before and after implementation of its systems, to create customized solutions. For example, the Company partners with its clients to customize MTS to enable electronic data exchange in accordance with the HL-7 format, or other interface protocols, to link the various components of the client's healthcare network.

         The Company has also made technological enhancements to MTS to increase the speed and accuracy of its transcriptionists. Completed projects include the development of keys and keystroke combinations which translate into commonly used, often misspelled, medical and technical terms. Additional improvements in the MTS online spellcheck and editing systems are currently under development, as are enhancements to the Company's electronic signature capability, the Company's use of facsimile servers to facilitate the distribution of transcribed reports to multiple locations, and the conversion of ASCII text into HTML documents for transmission over computer networks.

Clients

         The Company's diversified client base includes more than 500 hospitals and other healthcare organizations and physician practice groups. A majority of the Company's largest clients are hospitals, including large metropolitan hospitals and major teaching hospitals. Additional clients include health maintenance organizations and out-patient clinics. The Company's clients are located in 38 states and the District of Columbia. The following table sets forth certain information relating to the Company's client profile and their contribution to the Company's revenue for 1995 and 1996:

                                                     1996             1995
                                                   Percentage      Percentage
Type of Client                                     of Revenues     of Revenues
--------------                                     -----------     -----------
Hospital Medical Records Departments...............   69.7%           78.3%
Other Hospital Departments.........................   20.9%           13.3%
HMOs, Out-Patient Clinics and Other Healthcare
  Providers........................................   8.5%             7.8%
Physician Practice Groups..........................   0.9%             0.6%

Sales and Marketing

         All office managers and operational vice presidents, as well as the Company's senior management including the Chief Executive Officer, have sales responsibilities. Based on input from new clients, the Company believes that, historically, the new clients have utilized its services in large part due to recommendations and references by its existing national client base, and that references from its existing client base will continue to be a key component of its marketing and sales strategy. In addition to its traditional transcription services to hospital medical record departments, the Company's target markets include patient care departments, such as radiology, emergency rooms, oncology, pathology, pediatrics and cardiology, health maintenance organizations, physician practice groups and out-patient clinics.

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

Competition

         The Company currently competes in a highly fragmented industry which is predominately populated by small, regional or local companies, with a limited number of national companies. According to the Medical Transcription Industry Alliance, there are over 1,500 companies providing medical transcription services in the United States. The Company believes that it competes for clients on the basis of price, ability to customize services and the reliability, accuracy and turnaround time of transcribed reports. In addition to competition, the market available to the Company is limited by healthcare organizations which maintain in-house transcription departments.

Employees

         As of March 13, 1997, the Company employed 573 persons, of whom 28 are administrative, 25 are branch office managers, 41 are technical support, 235 are clerical and other support personnel, and 244 are transcriptionists. In addition, 1,821 persons provide transcription services to the Company from their homes. The Company compensates its transcriptionists under an incentive-based compensation structure based upon their performance (including accuracy, speed and output). The Company believes that its ability to engage at-home transcriptionists enables it to compete effectively for the limited number of skilled transcriptionists. By being able to work out of their homes, qualified transcriptionists can make their own hours, eliminate commuting costs and time and have the benefits of flexible work hours. Additionally, many of the Company's transcriptionists are working parents with children and the ability to work at home permits them to reduce child care costs.

         The Company takes the position that its at-home transcriptionists are independent contractors for state tax, benefits and unemployment purposes and statutory employees for social security and federal income tax purposes. A successful challenge to the Company's position or a change in applicable law could result in the incurrence of liability for withholding taxes, disability payments, unemployment payments, interest and penalties by the Company.

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

         None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

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

Intellectual Property

         The Company considers its MTS and DTS trademarks and its corporate names MedQuist and Transcriptions, Ltd. to be important to the operation of its business and the marketing of its services. The Company has been issued a registered trademark for the corporate name "MedQuist." No registered trademark has been issued for MTS, DTS or the corporate name Transcriptions, Ltd. The Company regards the software underlying its services as proprietary, and relies primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has no patents or patent applications pending, and relies on existing trade secrets and copyright laws to afford it protection against unauthorized use. The Company is not aware that any of its software, trademarks or other proprietary rights infringe the proprietary rights of third parties.

Item 2. PROPERTIES

         The Company does not own any real property. The Company leases office and other space for 32 service centers in 22 states. The Company's typical service center ranges in size from 1,000 to 7,000 square feet and is leased for a term ranging from three to five years. The Company's executive offices comprise 14,000 square feet and has three years remaining on its lease. The Company believes that there is adequate office space available to it should it need to move or expand and that minimal leasehold improvements are required in order to open a new location.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         Since May 24, 1996 the Common Stock has been traded on the Nasdaq National Market under the symbol "MEDQ". From September 20, 1994 until May 24, 1996, the Common Stock was traded on the American Stock Exchange under the symbol "MBS." From May 12, 1992, when the Company completed its initial public offering, until September 20, 1994, the Common Stock was quoted in the Nasdaq National Market. The following table sets forth, for the last two fiscal years and for the first quarter of 1997 through the date set forth below, the high and low reported closing sale prices for the Common Stock for the period during which the Common Stock has been traded on the American Stock Exchange and the range of high and low bid quotations for the period in which the Common Stock was quoted in the Nasdaq National Market. The bid quotations for the Nasdaq National Market reflect inter-dealer prices, do not include retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

                                                                  High     Low
                                                                  ----     ---
1995

         First Quarter...................................         8-1/8   6-3/4
         Second Quarter..................................         9-1/4   6-3/8
         Third Quarter...................................        10-1/8   6-3/8
         Fourth Quarter..................................         9-3/8   6-3/4

1996

         First Quarter...................................        13       8-3/8
         Second Quarter..................................        20-3/4   12-1/8
         Third Quarter...................................        22-1/4   12-1/2
         Fourth Quarter..................................        25       16-1/2

1997

         First Quarter...................................        26-1/2   22-1/2

         On March 25, 1997 the closing sale price for the Common Stock, as reported on the Nasdaq National Market, was $23 per share, and there were 83 record holders of the Common Stock and the Company estimates there were approximately 1,500 beneficial holders.

                                 DIVIDEND POLICY

         To date, the Company has not paid any dividends on its capital stock. The Company currently intends to retain any future earnings to fund operations and the continued development of its business and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors, and will be based upon the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. The Company's senior lender restricts the payment of any dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below reflects selected consolidated financial data of the Company for the periods indicated, after giving retroactive effect of the Company's discontinued operations. The selected consolidated financial data for each of the four years ended December 31, 1996 have been derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data for the year ended December 31, 1992 has been derived from consolidated financial statements of the Company audited by Deloitte & Touche LLP. This data should be read in conjunction with the consolidated financial statements of the company and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.


                                                                               Year Ended December 31,
                                                           ------------------------------------------------------------------------
                                                                          (In thousands, except per share data)

                                                             1996            1995           1994            1993             1992
                                                           --------        --------        --------        --------        --------

Statement of Operations Data:

  Revenues(1) ......................................       $ 61,480        $ 45,127        $ 24,841        $     --        $     --
  Costs and expenses:
    Cost of revenues ...............................         45,591          33,711          18,677              --              --
    Selling, general and
      administrative ...............................          3,579           4,325           2,798           1,688           1,533
    Depreciation ...................................          2,468           1,862             639              60              53
    Amortization of
      intangible assets ............................          1,176             496             264              12              10
                                                           --------        --------        --------        --------        --------
       Total operating expenses ....................         52,814          40,394          22,378           1,760           1,596
                                                           --------        --------        --------        --------        --------

  Operating income (loss) ..........................          8,666           4,733           2,463          (1,760)         (1,596)
  Interest expense .................................          1,649           3,695           2,738           1,426             393
                                                           --------        --------        --------        --------        --------

  Income (loss) from continuing
   operations before income taxes ..................          7,017           1,038            (275)         (3,186)         (1,989)
  Income tax provision (benefit) ...................          2,833             431            (109)          1,290            (867)
                                                           --------        --------        --------        --------        --------

  Income (loss) from continuing
      operations(1) ................................          4,184             607            (166)         (1,896)         (1,122)

  Discontinued operations (2)  .....................             --          (1,729)          1,612           3,746           2,629
  Extraordinary item (3) ...........................             --            (545)             --              --              --
                                                           --------        --------        --------        --------        --------
  Net income (loss) ................................          4,184          (1,667)          1,446           1,850           1,507
  Inducement deduction(4) ..........................           (707)             --              --              --              --
                                                           --------        --------        --------        --------        --------
  Net income (loss) available to
    common shareholders ............................       $  3,477        $ (1,667)       $  1,446        $  1,850        $  1,507
                                                           ========        ========        ========        ========        ========

  Income (loss) per share (5):

    Continuing operations(1) .......................       $   0.70        $   0.26        $   0.09        $  (0.40)       $  (0.41)
    Discontinued operations(2) .....................             --           (0.73)           0.49            1.02            0.97
    Extraordinary item (3) .........................             --           (0.23)             --              --              --
    Inducement deduction (4) .......................          (0.12)             --              --              --              --
                                                           --------        --------        --------        --------        --------
      Net income (loss) per share ..................       $   0.58        $  (0.70)       $   0.58        $   0.62        $   0.56
                                                           ========        ========        ========        ========        ========
  Shares used in computing income
     (loss) per share (5) ..........................          6,002           2,362           3,316           3,656           2,697
                                                           ========        ========        ========        ========        ========


Balance Sheet Data:

                                                                                       December 31,
                                                         ------------------------------------------------------------------------
                                                                                     (in thousands)

                                                         1996             1995             1994             1993             1992
                                                         ----             ----             ----             ----             ----

Working capital ..............................         $ 18,355         $  4,926         $    776         $  1,108         $   (373)
Total assets .................................           74,341           58,095           51,403           25,041           27,556
Long-term debt, net of
  current portion ............................            1,719           15,956           30,415           12,395           13,663
Subordinated payable to
  related parties ............................               --           21,887               --               --               --
Shareholders' equity .........................           65,695           10,420           10,692            9,071           11,937

---------------------------
(1) Transcriptions, Ltd. was acquired by the Company effective May 1, 1994. All prior businesses have been treated as discontinued operations. See (2) below.

(2) On November 14, 1995, the Company executed a letter of intent to sell its receivables management business. The operations and net assets of the Company's receivables management business and previously divested businesses have been accounted for as discontinued operations. Discontinued operations are presented net of tax and include a gain on disposal of $1,749 in 1993 and a loss on disposal of $3,180 in 1995. See Note 3 of Notes to Consolidated Financial Statements.

(3)   Represents the loss on early extinguishment of debt, net of income taxes.

(4) Represents issuance of 42,500 shares of common stock to induce a warrant holder to exercise. The Company has recorded a $707 non-recurring deduction from net earnings available to common shareholders. See Note 8 of Notes to Consolidated Financial Statements.

(5) For the years prior to 1996, the Company's total outstanding options and warrants to purchase Common Stock exceeded 20% of the total outstanding common stock. Therefore, the income per share computations for such years are modified as required under Accounting Principle Board Opinion No. 15. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is a leading national provider of electronic transcription and document management services to the healthcare industry. As a result of acquisition and divestiture activity from 1992 through 1995, the Company's operations have changed considerably and the Company's financial statements reflect its previously divested businesses as discontinued operations. The Company's continuing operations relate only to its transcription business. Accordingly, the operating results of the Company do not reflect the financial results of the transcription business prior to its May 1994 acquisition of Transcriptions, Ltd.

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

         On May 24, 1996, the Securities and Exchange Commission declared effective a registration statement relating to the sale of 2,200,000 shares of common stock of the Company at a price of $17.00 per share. A portion of the net proceeds from the offering have been used to pay in full the cash portion of the deferred purchase price payable to related parties in connection with the acquisition of Transcriptions, Ltd. and to repay in full borrowings outstanding under the Company's senior credit facility with certain lenders. The remaining net proceeds were used by the Company for general corporate purposes.

         Simultaneous with the closing of the offering, the Company issued 962,675 shares of common stock to a warrant holder. The warrant holder exercised its warrants to purchase preferred stock by canceling the $7.0 million principal amount of a senior subordinated note and simultaneously converted such preferred stock into common stock. In addition, the Company issued 42,500 shares of common stock to induce the warrant holder to exercise. As a result of this issuance, the Company has recorded a $707,000 or $0.12 per share non-recurring deduction from net earnings available to common shareholders.

         On June 21, 1996, the underwriters exercised the over-allotment option for the purchase of 307,160 additional shares of the Company's common stock at the offering price of $17.00 per share. The Company's net proceeds for the exercise of the over-allotment option of approximately $4.9 million was used for general corporate purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Continuing Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net revenues:



                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                              1996         1995             1994
                                                                              ----         ----             ----

Revenues ..............................................................      100.0%        100.0%          100.0%
Costs and expenses:
  Cost of revenues.....................................................       74.2          74.7            75.2
  Selling, general and administrative..................................        5.8           9.6            11.3
  Depreciation.........................................................        4.0           4.1             2.6
  Amortization of intangible assets....................................        1.9           1.1             1.0
Operating income.......................................................       14.1          10.5             9.9
Interest expense.......................................................        2.7           8.2            11.0
Income (loss) from continuing operations before income taxes...........       11.4           2.3            (1.1)
Income tax provision (benefit).........................................        4.6           1.0            (0.4)
Income (loss) from continuing operations...............................        6.8           1.3            (0.7)


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

          Revenues. Revenues increased 36.4% from $45.1 million in 1995 to $61.5 million in 1996. The $16.4 million increase over 1995 is composed of $11.1 million from internally generated growth and $5.3 million of revenues from acquisitions.

          Cost of Revenues. Cost of revenues increased from $33.7 million in 1995 to $45.6 million in 1996 directly related to the increase in revenues. As a percentage of revenues, cost of revenues decreased from 74.7% in 1995 to 74.2% in 1996, primarily related to a decrease in wage related expenses, partially offset by an increase in telecommunication costs.

          Selling, General and Administrative. Selling, general and administrative expense decreased from $4.3 million in 1995 to $3.6 million in 1996. The decrease is primarily attributed to a $697,000 non-recurring charge in 1995 related to retirement and severance costs. As a percentage of revenues, selling, general and administrative expenses decreased from 9.6% in 1995 to 5.8% in 1996.

          Depreciation. Depreciation increased from $1.9 million in 1995 to $2.5 million in 1996. The aggregate increase in 1996 reflects continued capital purchases to support the increased revenue base. As a percentage of revenues, depreciation remained relatively consistent at 4.0% in 1996 compared to 4.1% in 1995.

          Amortization. Amortization of intangible assets was $1.2 million in 1996 as compared to $496,000 in 1995. The increase in 1996 is attributable to the increase in intangible assets associated with the fixing of the deferred purchase price for Transcriptions, Ltd., which the Company began to amortize effective December 29, 1995, and the impact of the intangible assets associated with the Company's five acquisitions completed in 1996.

          Interest. Interest expense decreased from $3.7 million in 1995 to $1.6 million in 1996. The decrease in 1996 was due to the prepayment of approximately $16.7 million of debt with the net proceeds from the sale of the receivables management business in December 1995, partially offset by an increase of $640,000 related to the non-cash imputed interest associated with the fixing of the debt portion of the deferred purchase price for Transcriptions, Ltd. in December 1995. On May 30, 1996 the Company's senior term loans, borrowings under the revolver and the debt portion of the deferred purchase price were paid in full with a portion of the proceeds from the Company's 2.5 million share equity offering.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

          Revenues. Revenues increased 82.0% to $45.1 million in 1995 from $24.8 million in 1994. The 1994 revenues are presented only from the May 1994 acquisition of Transcriptions, Ltd. and on a pro forma basis, as if the acquisition had occurred on January 1, 1994, revenues would have been $36.6 million in 1994. The $8.5 million (23.0%) increase in 1995 revenues over 1994 pro forma revenues reflect $7.7 million of revenues from internally generated growth and $0.8 million of revenues from acquisitions.

          Cost of Revenues. Cost of revenues increased from $18.7 million in 1994 to $33.7 million in 1995 reflecting the full year of the transcriptions business operations in 1995.

          Selling, General and Administrative. Selling, general and administrative expenses increased from $2.8 million in 1994 to $4.3 million in 1995. The increase resulted primarily from $697,000 of non-recurring retirement and severance costs associated with the departure of certain executive personnel, expenditures incurred during the fourth quarter in connection with the opening of three new locations, and the effect of a full year of transcriptions operations. As a percentage of revenues, selling, general and administrative expenses decreased from 11.3% in 1994 to 9.6% in 1995, reflecting the full year of the transcriptions business operations in 1995.

          Depreciation. Depreciation expense increased from $639,000 in 1994 to $1.9 million in 1995. The increase reflects a full year of transcriptions operations and an increased level of capital purchases in the fourth quarter of 1994 and during 1995.

          Amortization. Amortization of intangible assets was $496,000 in 1995 as compared to $264,000 in 1994, reflecting a full year of amortization expense in 1995 related to the Transcriptions, Ltd. acquisition.

          Interest. Interest expense increased from $2.7 million in 1994 to $3.7 million in 1995. The increase in 1995 was primarily due to the borrowings which were incurred in connection with the May 1994 acquisition of Transcriptions, Ltd.

Discontinued Operations

          For the years ended December 31, 1994 and 1995, the discontinued operations generated net revenue of $21.4 million and $18.8 million and net income of $1.6 million and $1.5 million, respectively. The 1995 divestiture of the receivables management business generated a net loss of $3.2 million. Included in this net loss is net income of $113,000 related to the operation of the receivables management division from November 14, 1995 through December 29, 1995.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Extraordinary Item

          During 1995, the Company recorded an extraordinary loss on the early extinguishment of debt of $545,000. The extraordinary loss is the result of the write off of certain deferred financing costs incurred in May 1994.

Inducement of Preferred Stock Conversion

          Simultaneous with the closing of the Company's 1996 equity offering, a warrant holder exercised its warrants to purchase 962,675 shares of convertible preferred stock by applying the $7.0 million principal amount of a senior subordinated note against the exercise price. The preferred stock was simultaneously converted into common stock. The Company issued 42,500 shares of common stock to induce the warrant holder to exercise. As a result of this issuance, the Company recorded a $707,000 or $0.12 per share non-recurring deduction from net income available to common shareholders.

Liquidity and Capital Resources

          At December 31, 1996, the Company had working capital of $18.4 million, including $8.9 million of cash and cash equivalents. During 1996, the Company's operating activities provided cash of $5.0 million and during 1995 these activities provided $6.1 million. The decrease in cash provided by operating activities is primarily related to an increase in accounts receivable and a decrease in accounts payable and accrued expenses offset by the change in deferred income taxes.

          During 1996, the Company purchased $3.2 million of capital equipment and completed the acquisition of five transcription businesses for approximately $4.8 million in cash, $1.3 million subordinated convertible promissory notes and 28,602 shares of Common Stock. These expenditures were financed primarily through cash flows from operations and the issuance of subordinated notes payable to the sellers.

          The Company entered into a borrowing facility with Chemical Bank (the "Chemical Facility") when it acquired Transcriptions, Ltd. in May 1994. The Chemical Facility was restructured in December 1995 to provide for an aggregate of $9.5 million of Term Loans (which the Company prepaid in full on May 30, 1996), and a $10.0 million revolving credit facility expiring December 31, 1998, which is subject to a borrowing base limitation based on a percentage of eligible accounts receivable. The revolver is secured by substantially all of the assets of the Company. The revolver bears interest at resetting rates selected by the Company from various alternatives and the Company's level of compliance with certain financial covenants. The interest rate alternatives are either (i) 0.5% to 1.5% in excess of the greater of (x) Chemical's base lending rate, (y) the federal funds rate plus 1.0% or (z) the bank's certificate of deposit rate, or (ii) LIBOR plus 2.0% to 3.0%. The Company may not reborrow amounts under the Term Loan.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

          The revolver can be used for working capital and general corporate purposes. To the extent any amounts under the revolver are repaid, the Company may reborrow such amounts. The Chemical Facility includes certain financial and other covenants applicable to the Company, including limitations on capital expenditures and dividends.

          Effective December 29, 1995 the Company and the former owner of Transcriptions, Ltd., who include the Company's current Chief Executive Officer and Chief Operating Officer, amended the Transcriptions purchase agreement to fix the amount of the deferred purchase price (see Note 2 of Notes to Consolidated Financial Statements). The amendment required the Company to pay $18.375 million in cash and issue 861,463 shares of Common Stock (valued at $4.55 million for financial reporting purposes) on August 31, 1996. The cash portion of the deferred purchase price was discounted using an 8.75% rate and was presented as part of the $21.9 million subordinated payable to related parties at December 31, 1995. On May 30, 1996, in connection with the equity offering, the Company paid the cash portion of the subordinated payable in full.

          The Company believes that cash flow generated from the Company's operations and its borrowing capacity under the Chemical Facility and certain capital leasing arrangements should be sufficient to meet its working capital and capital expenditure requirements through December 31, 1998. Additional funds may be required in connection with any future acquisitions.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Index to Consolidated Financial Statements. The information called for by this Item is set forth on Pages F-1 through F-19.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1997 Annual Meeting.

Item 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1997 Annual Meeting.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1997 Annual Meeting.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1997 Annual Meeting.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit No.       Description
-----------       -----------

 3.1 Amended and Restated Certificate of Incorporation of the Company [incorporated] by reference to Exhibit 3.1 of the Company's Registration Statement (No. 33-95968) on Form S-1 (the "1992 Registration Statement").

 3.2 By-Laws of the Company incorporated by reference to Exhibit 3.2 of the Company's 1993 Annual Report on Form 10-K (the "1993 10-K").

 3.3 Certificate of Designation of Terms of Preferred Stock [incorporated by reference to Exhibit 3.3 of the Company's 1992 Annual Report on Form 10-K (the "1992 10-K).

 4.1 Specimen Stock Certificate incorporated by reference to Exhibit 4.1 of the Company's Registration Statement (No. 333-3050) on Form S-1 (the "1996 Registration Statement").

*10.1 Agreement between the Company and Richard J. Censits, dated January 29, 1996 [incorporated by reference to Exhibit 10.1 of the 1996 Registration Statement].

*10.2 Incentive Stock Option Plan of the Company, dated January 1988 [incorporated by reference to Exhibit 10.2 of the 1992 Registration Statement].

*10.3 Stock Option Plan of the Company, dated January 1992, as amended [incorporated by reference to Exhibit 10.3 of the 1996 Registration Statement].

*10.4 Nonstatutory Stock Option Plan for Non-Employee Directors of the Company, dated January 1992 [incorporated by reference to Exhibit 10.4 of the 1992 Registration Statement].

*10.5 Employment Agreement by and between the Company and John R. Emery, filed herewith.

*10.6 Employment Agreement by and between the Company and David A. Cohen, dated May 1, 1994 ("Cohen Employment Agreement") [incorporate by reference to Exhibit 10.33 of the Company's Form 10-Q for the three-month period ended June 30, 1994 (the "6/30/94 10-Q").

*10.7 Amendment to Cohen Employment Agreement, dated March 1, 1996 [incorporated by reference to Exhibit 10.7 of the 1996 Registration Statement].

*10.8 Employment Agreement by and between the Company and John A. Donohoe, dated May 27, 1994 ("Donohoe Employment Agreement") [incorporated by reference to Exhibit 10.8 of the 1996 Registration Statement].

*10.9 Amendment to Donohoe Employment Agreement, dated March 1, 1996 [incorporated by reference to Exhibit 10.9 of the 1996 Registration Statement].

*         Management contract or compensatory plan or arrangement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - Continued

Exhibit No.       Description
-----------       -----------

*10.10 Employment Agreement by and between the Company and Ronald F. Scarpone, dated May 27, 1994, as amended March 1, 1996 [incorporated by reference to Exhibit 10.10 of the 1996 Registration Statement].

*10.11 Employment Agreement by and between the Company and James R. Emshoff, dated August 25, 1995 [incorporated by reference to Exhibit 10.37 of the Company's Form 10-Q for the three-month period ended September 30, 1995 (the "9/30/95 10-Q").

*10.12 Stock Option Agreement by and between the Company and James R. Emshoff, dated August 25, 1995 [incorporated by reference to Exhibit
          10.38 of the 9/30/95 10-Q].

10.13 Amended and Restated Senior Subordinated Loan Agreement by and between the Company and Heller, dated as of December 29, 1995 [incorporated by reference to Exhibit 10.13 of the 1996 Registration Statement].

10.14 Warrant Purchase Agreement by and between the Company and Heller, dated as of December 14, 1992 [incorporated by reference to Exhibit 3 of the Company's Current Report on Form 8-K filed December 24, 1992 (the "12/24/92 8-K").

10.15 Registration Rights Agreement between the Company and Heller, dated as of December 14, 1992 [incorporated by reference to Exhibit 6 of the 12/24/92 8-K].

10.16 Warrant to Purchase Class A Convertible Preferred Stock issued to Heller, dated as of May 27, 1994 (the "Class A Warrant") [incorporated by reference to Exhibit 10.27.7 of the 6/30/94 10-Q].

10.17 Warrant to Purchase Class B Convertible Preferred Stock issued to Heller, dated as of May 27, 1994 (the "Class B Warrant") [incorporated by reference to Exhibit 10.27.8 of the 6/30/94 10-Q].

10.18 Amendment to Class A Warrant, dated as of December 29, 1995 [incorporated by reference to Exhibit 10.18 of the 1996 Registration Statement].

10.19 Amendment to Class B Warrant, dated as of December 29, 1995 [incorporated by reference to Exhibit 10.19 of the 1996 Registration Statement].

10.20 Asset Purchase Agreement among the Company, Transcriptions, Ltd. and its affiliates and subsidiaries, dated January 26, 1994 (the "Transcriptions Agreement") [incorporated by reference to Exhibit
          10.30 of the 1993 10-K].

10.21 Amendment to the Transcriptions Agreement, dated September 30, 1995, [incorporated by reference to Exhibit 10.30.1 of the 9/30/95 10-Q].

10.22 Amendment to the Transcriptions Agreement, dated November 1, 1995 [incorporated by reference to Exhibit 10.30.2 of the 9/30/95 10-Q].

*         Management contract or compensatory plan or arrangement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - Continued

Exhibit No.       Description
-----------       -----------

10.23 Registration Rights Agreement among the Company, David A. Cohen and Edward Forstein, dated September 30, 1995, [incorporated by reference to Exhibit 10.30.4 of the 9/30/95 10-Q].

10.24 Amended and Restated Credit Agreement among the Company, Transcriptions, Ltd., the Guarantors named therein, the Lenders named therein and Chemical Bank as agent, dated December 29, 1995 [incorporated by reference to Exhibit 10.24 of the 1996 Registration Statement].

10.25 Letter Agreement between the Company and Heller, dated May 27, 1994, regarding representation on the Company's Board of Directors [incorporated by reference to Exhibit 10.35 of the 6/30/94 Form 10-Q].

10.26 Asset Purchase Agreement among the Company, MedQuist CCI, L.P., and Medaphis Hospital Services Corporation, dated December 31, 1995 [incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K filed on January 12, 1996 (the "1/12/96 8-K")].

10.27 Stock Purchase Agreement among the Company, MedQuist Receivables Management Company and Medaphis Hospital Services Corporation [incorporated by reference to Exhibit 3 of the 1/12/96 8-K].

10.28 Form of Employee Stock Purchase Agreement [incorporated by reference to Exhibit 10.33 of the 1996 Registration Statement].

10.29 Agreement among the Company, Heller and Heller Financial, Inc., dated March 29, 1996 [incorporated by reference to Exhibit 10.29 of the 1996 Registration Statement].

10.30 Amendment and Assignment of Registration Rights Agreement among Heller Financial, Inc., Heller and the Company, dated May 27, 1994 [incorporated by reference to Exhibit 10.30 of the 1996 Registration Statement].

10.31 Second Amendment to Registration Rights Agreement between Heller and the Company, dated December 29, 1995 [incorporated by reference to
          Exhibit 10.31 of the 1996 Registration Statement].

10.32 Registration Agreement between the Company and Chemical Bank, date May 27, 1994 [incorporated by reference to Exhibit 10.31 of the 1996 Registration Statement].

11.0      Statement re: Computation of Per Share Earnings, filed herewith.

22.1 Subsidiaries [incorporated by reference to Exhibit 22.1 of the 1996 Registration Statement].

23.1      Consent of Arthur Andersen LLP.

24.1      Powers of Attorney (included on signature page)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - Continued

Exhibit No.       Description
-----------       -----------

(b)       Financial Statements and Financial Statement Schedule

1. The consolidated financial statements of the Company and its subsidiaries filed as part of this Report are listed on the attached Index to Consolidated Financial Statements. See page F-1.

2. The Schedule to the consolidated financial statements of the Company and its subsidiaries filed as part of this Report is listed in the attached Index to Consolidated Financial Statements. See page F-1.

(c)       Reports on Form 8-K

          During the fourth quarter of 1996, the Company filed no Reports on Form 8-K.

                                   SIGNATURES

          Pursuant to the requirements of the Section 13 or 15(d) Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Marlton, State of New Jersey, on March 28, 1997.

                           MedQuist Inc.

                           By /s/David A. Cohen
                             ---------------------------------------------------
                             David A. Cohen, President, Chief Executive Officer, Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities indicated on March 28, 1997.

          Each person below, in so signing, also makes, constitutes and appoints David A. Cohen his true and lawful attorney-in-fact, with full power and substitution and resubstitution, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this Report.


/s/David A. Cohen                             President, Chief Executive Officer         March 28, 1997
----------------------------------------      and Chairman of the Board
David A. Cohen                                Director

/s/William T. Carson, Jr.                     Director                                   March 28, 1997
-----------------------------------------
William T. Carson, Jr.

/s/Richard J. Censits                         Director                                   March 28, 1997
-----------------------------------------
Richard J. Censits

/s/James F. Conway                            Director                                   March 28, 1997
----------------------------------------
James F. Conway

/s/James R. Emshoff                           Director                                   March 28, 1997
----------------------------------------
James R. Emshoff

/s/Terrence J. Mulligan                       Director                                   March 28, 1996
----------------------------------------
Terrence J. Mulligan

/s/A. Fred Ruttenberg                         Director                                   March 28, 1997
----------------------------------------
A. Fred Ruttenberg

/s/John H. Underwood                          Director                                   March 28, 1997
----------------------------------------
John H. Underwood

/s/Bruce Van Fossen                           Vice President, Controller and Acting      March 28, 1997
---------------------------------------       Principal Financial and Accounting
Bruce Van Fossen, Vice President,             Officer
Controller and Acting Principal Financial
and Accounting Officer

                                      -24-


                                          MEDQUIST INC. AND SUBSIDIARIES

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-2

CONSOLIDATED BALANCE SHEETS                                           F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                 F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                       F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7

FINANCIAL STATEMENT SCHEDULE:

     II. Valuation and Qualifying Accounts                            F-19

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MedQuist Inc.:

We have audited the accompanying consolidated balance sheets of MedQuist Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedQuist Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                          ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
    February 5, 1997

                         MEDQUIST INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                      December 31
                                                                                ------------------------
                                                                                 1996             1995
                                                                                -------          -------
                                                     ASSETS

Current assets:

    Cash and cash equivalents                                                   $ 8,878          $ 1,812
    Accounts receivable, net of allowance of $318 and $257                       14,239            9,769
    Deferred income taxes                                                           237              966
    Prepaid expenses and other                                                      123              754
                                                                                -------          -------
              Total current assets                                               23,477           13,301
Property and equipment, net                                                       8,105            6,725
Intangible assets, net                                                           42,436           37,426
Net assets of discontinued operations                                                --              180
Other                                                                               323              463
                                                                                -------          -------
                                                                                $74,341          $58,095
                                                                                =======          =======

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                           $   314          $ 2,246
    Accounts payable                                                              1,034            2,164
    Accrued payroll                                                               1,913            1,092
    Accrued expenses                                                              1,861            2,873
                                                                                -------          -------
              Total current liabilities                                           5,122            8,375
                                                                                -------          -------
Long-term debt                                                                    1,719           15,956
                                                                                -------          -------
Subordinated payable to related parties                                              --           21,887
                                                                                -------          -------
Other long-term liabilities                                                         631              848
                                                                                -------          -------
Deferred income taxes                                                             1,174              609
                                                                                -------          -------
Commitments and contingencies (Note 11)
Shareholders' equity:
   Class A preferred stock, no par value, 650 shares authorized, none
     issued                                                                          --               --
   Class B preferred stock, no par value, 400 shares authorized, none
     issued                                                                          --               --
   Common stock, no par value, 20,000 shares authorized, 6,881 and 2,446
     shares issued and outstanding                                               56,437            4,639
   Retained earnings                                                              9,258            5,781
                                                                                -------          -------
          Total shareholders' equity                                             65,695           10,420
                                                                                -------          -------
                                                                                $74,341          $58,095
                                                                                =======          =======


        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)


                                                        Year Ended December 31
                                                    ------------------------------
                                                      1996       1995       1994
                                                    --------   --------   --------
Revenues                                            $ 61,480   $ 45,127   $ 24,841
                                                    --------   --------   --------
Costs and expenses:
    Cost of revenues                                  45,591     33,711     18,677
    Selling, general and administrative                3,579      4,325      2,798
    Depreciation                                       2,468      1,862        639
    Amortization of intangible assets                  1,176        496        264
                                                    --------   --------   --------
          Total operating expenses                    52,814     40,394     22,378
                                                    --------   --------   --------
Operating income                                       8,666      4,733      2,463
Interest expense                                       1,649      3,695      2,738
                                                    --------   --------   --------
Income (loss) from continuing operations
    before income taxes                                7,017      1,038       (275)
Income tax provision (benefit)                         2,833        431       (109)
                                                    --------   --------   --------
Income (loss) from continuing operations               4,184        607       (166)
Discontinued operations, net of income taxes:
    Income from operations                                --      1,451      1,612
    Loss on disposal                                      --     (3,180)        --
                                                    --------   --------   --------
Income (loss) before extraordinary items               4,184     (1,122)     1,446
Loss on early extinguishment of debt, net of
    income tax benefit                                    --       (545)        --
                                                    --------   --------   --------
Net income (loss)                                      4,184     (1,667)     1,446
Inducement of warrant exercise                          (707)        --         --
                                                    --------   --------   --------
Net income (loss) available to common shareholders  $  3,477   $ (1,667)  $  1,446
                                                    ========   ========   ========

Income (loss) per share:
    Income from continuing operations               $   0.70   $   0.26   $   0.09
    Discontinued operations                               --      (0.73)      0.49
    Extraordinary item                                    --      (0.23)        --
    Inducement of warrant exercise                     (0.12)        --         --
                                                    --------   --------   --------
                                                    $   0.58   $  (0.70)  $   0.58
                                                    ========   ========   ========
Shares used in computing income (loss) per
    share (Note 1)                                     6,002      2,362      3,316
                                                    ========   ========   ========


        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                              Common Stock
                                           ------------------  Retained
                                            Shares    Amount   Earnings    Total
                                           --------  --------  --------   --------
BALANCE, DECEMBER 31, 1993                    2,223  $  3,069  $  6,002   $  9,071
   Net income                                    --        --     1,446      1,446
   Exercise of common stock options,
     including tax benefit                       27       175        --        175
                                           --------  --------  --------   --------
BALANCE, DECEMBER 31, 1994                    2,250     3,244     7,448     10,692
   Net loss                                      --        --    (1,667)    (1,667)
   Exercise of common stock options,
     including tax benefit                      173     1,210        --      1,210
   Issuance of common stock in connection
     with business acquisition                   23       185        --        185
                                           --------  --------  --------   --------

BALANCE, DECEMBER 31, 1995                    2,446     4,639     5,781     10,420
   Net income                                    --        --     4,184      4,184
   Exercise of common stock options,
     including tax benefit                       33       336        --        336
   Issuance of common stock in connection
     with business acquisitions                 890     5,040        --      5,040
   Sale of common stock, net of expenses      2,507    39,442        --     39,442
   Exercise of warrants, including
     inducement charge                        1,005     6,980      (707)     6,273
                                           --------  --------  --------   --------
BALANCE, DECEMBER 31, 1996                    6,881  $ 56,437  $  9,258   $ 65,695
                                           ========  ========  ========   ========





        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                 Year Ended December 31
                                                             ------------------------------
                                                               1996       1995       1994
                                                             --------   --------   --------
OPERATING ACTIVITIES:

    Net income (loss)                                        $  4,184   $ (1,667)  $  1,446
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
          Depreciation and amortization                         3,644      4,005      2,115
          Amortization of debt discounts                          704        131        161
          Loss on disposal of discontinued operations              --      4,286         --
          Loss on early extinguishment of debt                     --        545         --
          Deferred income tax provision (benefit)               1,294       (355)       865
          Changes in assets and liabilities, excluding
             effects of acquisitions and divestitures--
               Accounts receivable                             (4,106)    (2,377)       561
               Prepaid expenses and other                         690        706       (508)
               Other assets                                       182       (128)       (81)
               Accounts payable                                (1,206)     1,127        805
               Accrued payroll                                    684       (326)      (587)
               Accrued expenses                                (1,024)       282       (989)
               Other long-term liabilities                        (79)       (91)       143
                                                             --------   --------   --------
                  Net cash provided by operating activities     4,967      6,138      3,931
                                                             --------   --------   --------
INVESTING ACTIVITIES:
    Purchases of property and equipment                        (3,211)    (3,448)      (982)
    Acquisitions, net of cash acquired                         (4,810)        (7)   (21,738)
    Proceeds from divestiture                                      --     16,723         --
    Other                                                          --         --        692
                                                             --------   --------   --------
                  Net cash provided by (used in)
                     investing activities                      (8,021)    13,268    (22,028)
                                                             --------   --------   --------
FINANCING ACTIVITIES:
    Repayments of long-term debt and subordinated payable     (29,548)   (19,019)    (3,796)
    Proceeds from exercise of common stock options                226        796        154
    Net proceeds from issuance of common stock                 39,442         --         --
    Proceeds from issuance of long-term debt                       --         --     22,525
    Deferred financing costs                                       --       (178)    (1,530)
    Net borrowings on revolving line of credit                     --         --        250
                                                             --------   --------   --------
                  Net cash provided by (used in)
                      financing activities                     10,120    (18,401)    17,603
                                                             --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                            7,066      1,005       (494)
CASH AND CASH EQUIVALENTS, BEGINNING
    OF YEAR                                                     1,812        807      1,301
                                                             --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $  8,878   $  1,812   $    807
                                                             ========   ========   ========


        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (in thousands, except per-share amounts)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Background

MedQuist Inc. is a leading national provider of electronic transcription and document management services to the health care industry. MedQuist Inc. was incorporated in New Jersey in 1987 as a group of outpatient health care businesses affiliated with a nonprofit health care provider. In 1992 and 1993, the outpatient businesses were sold (see Note 3), and in 1994, Transcriptions, Ltd. was acquired (see Note 2). In November 1995, MedQuist Inc. discontinued its receivables management business. The operations and net assets of the receivables management business and the outpatient businesses, which together formed one business segment, have been accounted for as discontinued operations (see Note 3).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MedQuist Inc. and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and contingency disclosures at the date of the financial statements and the reported operations during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Fees for transcription-related services are based primarily on contracted rates, and revenue is recognized upon the rendering of services and delivery of records. Included in revenues are franchise fees of $239, $317 and $216 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

Intangible Assets

Intangible assets include the excess of cost over the net asset value of acquired businesses, customer lists and deferred financing costs and are being amortized over 20 to 40 years, 20 years and 5 to 6 years, respectively. Subsequent to its acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted operating income over the remaining life of the intangible asset in measuring whether the intangible asset is recoverable. As of December 31, 1996, management believes that no revision to the remaining useful lives or write-down of intangible assets is required.

Accrued Expenses

Accrued expenses consist primarily of deferred revenue, accrued interest, deferred telephone credits and accrued professional fees. At December 31, 1996 and 1995, deferred revenue was $492 and $466, respectively.

Severance Costs

In fiscal 1995, two of the Company's then Chief Executive Officers resigned. In connection with such resignations, the Company incurred severance and retirement costs of $697 for the year ended December 31, 1995.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $102, $162 and $96 for the years ended December 31, 1996, 1995 and 1994, respectively.

Statements of Cash Flow Information

For the years ended December 31, 1996, 1995 and 1994, the Company paid interest of $674, $3,155 and $2,108, respectively, and income taxes of $1,675, $478 and $257, respectively. Capital lease obligations of $191, $531 and $593 were incurred on equipment leases entered into in 1996, 1995 and 1994, respectively. In 1994, the Company refinanced $5,265 of long-term debt and $820 under its line of credit.

The following table displays the net noncash assets and liabilities that were consolidated as a result of the acquisitions (see Note 2):

                                                      Year Ended December 31
                                               ---------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------

Noncash assets (liabilities):

    Accounts receivable                        $    364    $    169    $  6,720
    Prepaid expenses and other                       59          19         550
    Property and equipment                          446         213       4,034
    Intangible assets                             6,389      23,183      14,516
    Accounts payable and accrued
       expenses                                    (335)       (299)     (2,670)
    Long-term debt                                 (305)       (379)       (404)
                                               --------    --------    --------

          Net noncash assets acquired             6,618      22,906      22,746

    Less-Seller notes and payables              (1,318)    (22,714)     (1,008)
    Common Stock issued                            (490)       (185)         --
                                               --------    --------    --------

          Net cash paid for business
              acquisitions                     $  4,810    $      7    $ 21,738
                                               ========    ========    ========

Income Taxes

Income taxes are calculated using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income (Loss) Per Share

For the year ended December 31, 1996, net income per share was calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

For years prior to 1996, the Company's total outstanding common stock options and warrants exceeded 20% of the total outstanding common stock. Therefore, the income per share computations are modified, as required under Accounting Principles Board Opinion No. 15, to assume that all outstanding common stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding common stock. Any remaining proceeds are assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax. For the year ended December 31, 1995, all stock options and warrants have been excluded from the calculation, since the net result of including them was antidilutive. Because interest expense has not been allocated to discontinued operations (see Note 3), the reduction of interest expense only impacts income per share from continuing operations.

New Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company adopted SFAS No. 121 effective January 1, 1996. The adoption of SFAS No. 121 did not have an effect on the Company's financial condition or results of operations.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. The Company adopted the disclosure requirements of SFAS No. 123 in 1996 (see Note 9).

2. ACQUISITIONS:

Effective May 1, 1994, the Company purchased substantially all of the assets of Transcriptions, Ltd. and affiliates ("Transcriptions") and assumed certain liabilities, as defined, for $16,930 in cash, including acquisition costs of $322, plus the payment of Transcriptions' interest-bearing debt of $5,816, plus a deferred purchase price based on future operating results. The deferred purchase price consideration was to equal 5.2 times the average annual pretax income, as defined, during the 24-month period ended May 31, 1996, less $19,200, and was payable on or before August 31, 1996.

Effective December 29, 1995, and in connection with the sale of the receivables management division (see Note 3), the Company fixed the deferred purchase price by agreeing to pay the former owners of Transcriptions $18,375 in cash and issue 861 shares of Common Stock (valued at $4,550 for financial reporting purposes) on August 31, 1996.

The total purchase price for the Transcriptions acquisition was $44,797. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities. The results of operations of Transcriptions are included in the accompanying consolidated statements of operations from May 1, 1994.

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

                                                                Year Ended
                                                                December 31
                                                         -----------------------
                                                           1995          1994
                                                           ----          ----

Net revenues                                             $ 45,127      $ 36,634
Loss from continuing operations                              (701)         (940)
Loss per share from continuing operations                   (0.30)        (0.42)
Shares used in computing loss per share                     2,362         2,250

In addition, in 1995 and 1996, the Company completed two and five acquisitions, respectively, for total consideration of $1,019 and $6,454, respectively. The acquisitions have been accounted for using the purchase method. Pro forma information is not presented as these acquisitions are not material to the Company.

3. DISCONTINUED OPERATIONS:

Since December 1992, the Company has sold or eliminated all of the businesses within its discontinued segment as follows:

                                                   Consideration   Divestiture
              Business                               Received         Date
--------------------------------------             -------------  -------------
Occupational health and rehabilitation                $   475     December 1992
Retail pharmacy                                            --     December 1992
Home medical                                            1,955     July 1993
Medical transport services                              3,535     August 1993
Ambulatory surgery services                             6,833     September 1993
InForMED software                                          --     September 1993
Receivables management                                 17,330     December 1995

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

For the years ended December 31, 1995 and 1994, the discontinued operations generated revenue of $18,767 and $21,438 and net income of $1,451 and $1,612, respectively. The 1995 divestiture of receivables management generated an after-tax loss of $3,180, which includes net income of $113 related to the operations of the business from the November 14, 1995 measurement date through the December 29, 1995 disposal date.

4. PROPERTY AND EQUIPMENT:

                                                               December 31
                                                       -------------------------
                                                         1996            1995
                                                       --------        --------
Furniture, equipment and software                      $ 12,410        $  9,509
Leasehold improvements                                       88              78
                                                       --------        --------

                                                         12,498           9,587

Less-Accumulated depreciation
    and amortization                                     (4,393)         (2,862)
                                                       --------        --------

                                                       $  8,105        $  6,725
                                                       ========        ========

5. INTANGIBLE ASSETS:

                                                              December 31
                                                        ------------------------
                                                          1996           1995
                                                        --------       --------
Excess of cost over net asset value of
    acquired businesses                                $ 34,162       $ 33,899
Customer lists                                             9,972          3,800
Deferred financing costs                                      84            608
Other                                                         --             --
                                                        --------       --------

                                                          44,218         38,307

Less- Accumulated amortization                            (1,782)          (881)
                                                        --------       --------

                                                        $ 42,436       $ 37,426
                                                        ========       ========

6. LONG-TERM DEBT:

                                                                December 31
                                                           ---------------------
                                                             1996        1995
                                                           --------    --------
Senior term loans repaid in 1996                                $--    $  9,500
Senior subordinated note payable to a financial
  institution, tendered in 1996 in connection
  with exercise of warrants                                      --       6,422
Subordinated 5% promissory note, due June 1998                   30          --
Subordinated 6% promissory notes, due September 2003          1,288          --
Capital lease obligations                                       715         826
Subordinated promissory notes, repaid in 1996                    --       1,454
                                                           --------    --------
                                                              2,033      18,202
Less- Current portion                                          (314)     (2,246)
                                                           --------    --------

                                                           $  1,719    $ 15,956
                                                           ========    ========

In connection with the Transcriptions acquisition in May 1994 (see Note 2), the Company entered into a credit agreement (the "Credit Agreement") with certain banks that included $22,000 of term loans and an $8,000 revolving credit facility. In connection with the sale of the Receivables Management Division (see Note 3), the Company restructured its credit facility to include $9,500 of term loans and a $10,000 revolver. In connection with the restructuring of the credit facility, the Company expensed, as an extraordinary item, the related deferred financing costs of $826, increasing the 1995 net loss by $545, or $.23 per share.

The term loans and outstanding borrowings under the revolving credit facility were repaid in 1996 in connection with the Company's Common Stock offering (see
Note 8). The credit facility, which expires in December 1998, bears interest at resetting rates, as selected by the Company, based on various rate alternatives and the Company's level of compliance with certain financial covenants, as defined. The interest rate alternatives are LIBOR plus 2% to 3% or 0.5% to 1.5% in excess of either the bank's prime rate, federal funds plus 1% or the bank's certificate of deposit rate, subject to certain restrictions, as defined. The Company is required to comply with various financial and nonfinancial covenants, the most restrictive of which are specified income and debt-related financial ratios and restrictions on the payment of dividends, acquisitions and the sale of property and equipment, among other items, as defined. The revolving credit facility is subject to a borrowing base of 85% of eligible receivables, as defined, and at December 31, 1996, there was $10,000 available under the revolver.

For the years ended December 31, 1996, 1995 and 1994, the Company incurred interest expense of $49, $498 and $326 on the revolving credit facility, at a weighted average interest rate of 9.78%, 8.96% and 7.72%. The highest outstanding borrowings under the revolver during 1996 and 1995 were $2,534 and $7,332, respectively.

Long-term debt maturities as of December 31, 1996, are as follows:

                1997                                             $  403
                1998                                                415
                1999                                                 49
                2000                                                 --
                2001                                                 --
                2002 and thereafter                               1,288
                                                                -------

                                                                  2,155

                Less- Interest on capital lease obligations        (122)
                                                                -------
                                                                $ 2,033
                                                                =======

7. SUBORDINATED PAYABLE TO RELATED PARTIES:

Effective December 29, 1995, the Company and the former owners of Transcriptions, who include the Company's current Chief Executive Officer and Chief Operating Officer, amended the Transcriptions purchase agreement to fix the amount of the deferred purchase price (see Note 2). The amendment provided for the Company to pay $18,375 in cash and issue 861 shares of Common Stock (valued at $4,550 for financial reporting purposes) on August 31, 1996. The cash portion of the deferred purchase price was discounted and presented as a subordinated payable of $17,337 at December 31, 1995. The shares to be issued were also included in the subordinated payable at December 31, 1995. In May 1996, the Company repaid the cash portion of the payable, and the Common Stock was issued in August 1996.

8. SHAREHOLDERS' EQUITY:

In May 1996, the Company consummated a secondary public offering of its Common Stock, selling 2,200 shares at a price of $17 per share. In June 1996, the underwriters exercised their overallotment option for an additional 307 shares. After deducting the underwriters' discount and offering expenses, the net proceeds to the Company were $39,442.

In connection with the 1992 issuance of a senior subordinated note (see Note 6), the Company sold to the holder for $1,100 warrants to purchase 577 shares of Class A and 356 shares of Class B preferred stock at an exercise price of $7.50 per share. Each share of Class A and Class B preferred stock is convertible into one share of common stock. During 1994, the holder was issued additional warrants and all warrant exercise prices were reset at $7.28, in accordance with the antidilution provisions of the original warrant agreement. In March 1996, the Company and the holder agreed that, on the closing date of the secondary common stock offering, the holder would exercise the warrants by tendering the $7,000 principal amount of the senior subordinated note and simultaneously converting the shares of Preferred Stock received upon such exercise into 962 shares of Common Stock. As an inducement for the holder to exercise the warrants and convert the Preferred Stock, the Company issued the holder 43 additional shares of Common Stock. This inducement, valued at $707, has been recorded as a deduction from the net income available to common shareholders in 1996.

In connection with the May 1994 Credit Agreement (see Note 6), the Company issued the agent bank warrants to purchase 75 shares of Common Stock at an exercise price of $6.74 per share. These warrants expire May 2001.

9. STOCK OPTION PLANS:

The Company has three stock option plans that provide the granting of options to purchase an aggregate of 1,653 shares of Common Stock to eligible employees (including officers) and nonemployee directors of the Company. Options granted may be at fair market value of the Common Stock or at a price determined by a committee of the Board. The stock options vest and are exercisable over a period determined by the committee. Information with respect to the Company's options follows:

                                                 Option Price     Aggregate
                                    Shares        Per Share       Proceeds
                                    ------        ---------       --------

Outstanding, December 31, 1993        264    $2.00   -   $ 6.70    $1,164

Granted                               300     4.69   -     6.75     1,663
Exercised                             (27)    3.40   -     6.00      (154)
Canceled                              (37)    4.65   -     6.75      (163)
                                    -----    -----       ------    ------
Outstanding, December 31, 1994        500     2.00   -     6.75     2,510

Granted                               305     7.25   -     9.50     2,594
Exercised                            (173)    2.00   -     7.25      (796)
Canceled                              (45)    2.00   -     7.50      (259)
                                    -----    -----       ------    ------
Outstanding, December 31, 1995        587     2.00   -     9.50     4,049

Granted                               276     8.38   -    19.63     3,766
Exercised                             (33)    3.40   -    15.38      (226)
Canceled                              (30)         9.50              (285)
                                    -----         -----  ------    ------
Outstanding, December 31, 1996        800    $3.40   -   $19.63    $7,304
                                    =====    =====       ======    ======
At December 31, 1996, there were 373 exercisable options at an aggregate exercise price of $2,238 and 126 additional options were available for grant under the plans.

The Company applies Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plans. The disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation," was adopted by the Company in 1996. Had compensation cost for the Company's common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company's net income available to common shareholders would have been reduced to the following pro forma amounts:

                                  Year Ended December 31
                                  ----------------------
                                    1996       1995
                                  -------   ---------

Net income (loss):
As reported                       $ 3,477   $ (1,667)
Pro forma                           2,770     (1,991)

Income (loss) per share:

As reported                          0.58      (0.70)
Pro forma                            0.46      (0.84)

The fair value of the options granted during 1996 and 1995 is estimated using the Black-Scholes option pricing model with the following assumptions: volatility of 55%, risk-free interest rate of 5.3% to 8.0%, and an expected life of five years.

10. INCOME TAXES:

The income tax provision (benefit) consists of the following:

                                               Year Ended December 31
                                       -----------------------------------------
                                        1996             1995             1994
                                       -------          -------          -------
Current:
   State                               $    71          $   181          $    --
 Federal                                 1,468              161               85
                                       -------          -------          -------

                                         1,539              342               85
Deferred                                 1,294             (355)             865
                                       -------          -------          -------

                                       $ 2,833          $   (13)         $   950
                                       =======          =======          =======




                                 Year Ended December 31
                           --------------------------------------
                              1996          1995          1994
                           ----------    ----------    ----------
Continuing operations      $    2,833    $      431    $     (109)
Discontinued operations:
Income from operations            --            796         1,059
Gain (loss) on disposal           --           (959)           --
Extraordinary item                --           (281)           --
                           ----------    ----------    ----------
                           $    2,833    $      (13)   $      950
                           ==========    ==========    ==========


A reconciliation of the statutory federal income tax rate to the effective continuing operations income tax rate is as follows:

                                                  Year Ended December 31
                                           ----------------------------------
                                              1996         1995         1994
                                           ----------   ----------   --------

Statutory federal income tax rate             34.0%         34.0%        34.0%
State income taxes, net of federal benefit     3.3           6.5          5.6
Other                                          3.1           1.0          --
                                          --------     ----------   ---------
                                              40.4%         41.5%        39.6%
                                          ========     =========    =========

The tax effected temporary differences that give rise to deferred income taxes are as follows:

                                               December 31
                                        -------------------------
                                           1996          1995
                                        -----------   -----------
Deferred tax asset:
Allowance for doubtful accounts         $       113   $       210
Other                                           124           756
                                        -----------   -----------
                                        $       237   $       966
                                        ===========   ===========
 Deferred tax liability:                $      (953)  $      (545)
 Accumulated depreciation                      (546)         (402)
 Accumulated amortization                       224            --
 Deferred compensation                          101           338
 Other                                  -----------   -----------

                                        $    (1,174)  $      (609)
                                        ===========   ===========

11. COMMITMENTS AND CONTINGENCIES:

Rent expense for operating leases was $1,279, $732 and $459 for the years ended December 31, 1996, 1995 and 1994, respectively. Minimum annual rental commitments for noncancelable operating leases having terms in excess of one year as of December 31, 1996, are as follows:

            1997              $       1,366
            1998                      1,125
            1999                        718
            2000                        353
            2001                        112
                              -------------
                              $       3,674
                              =============
The Company has employment agreements with four key executives with terms ranging from two to three years. The agreements provide for, among other things, compensation, benefits, termination and noncompetition.

The Company has an employment agreement, as amended on January 1, 1996, with a former Chief Executive Officer who is currently a director of the Company. The agreement entitles this individual to receive retirement benefits of $75 per year for life plus certain other benefits, as defined. Included in other long-term liabilities is $631 and $847 at December 31, 1996 and 1995, respectively, related to these retirement benefits. In accordance with terms of the employment agreement, during 1993, the Company loaned this individual $300, which was repaid on March 1, 1996, and is included in other assets at December 31, 1995. The employment agreement also requires the Company to loan the former Chief Executive Officer's estate the necessary funds to exercise any options owned by the individual at the time of his death. At December 31, 1996, such amount would be $552.

The Company has adopted a severance plan for certain executive officers that provides for one-time payments in the event of a change in control, as defined. No liabilities are currently required to be recorded with respect to this plan.

The Company has entered into an agreement with its long-distance carrier through October 1998 that provides for, among other things, annual minimum purchases of $1,800 and termination penalties. In addition, as an inducement to enter into the agreement, the long-distance carrier provided the Company with credits that the Company is amortizing on a straight-line basis over the term of the agreement. The amortization of the deferred telephone credits was $55, $87 and $65 for the years ended December 31, 1996, 1995 and 1994.

In the normal course of business, the Company is a party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's financial position or results of operations.

12. QUARTERLY FINANCIAL DATA (UNAUDITED):

Quarterly financial data for the years ended December 31, 1995 and 1996, are summarized below:

Year Ended December 31, 1995

                                                       Three Months Ended
                                         -------------------------------------------------
                                         March 31     June 30    September 30   December 31
                                         --------     -------    ------------   -----------

Revenues                                 $ 10,426     $ 10,806     $ 11,538      $ 12,357
Pretax income (loss) from continuing
operations                                   (197)         212          667           356
Net income (loss) from continuing
operations                                   (115)         124          390           208
Net income (loss) per share from
continuing operations                       (0.04)        0.07         0.14          0.10

Year Ended December 31, 1996

                                                       Three Months Ended
                                         -------------------------------------------------
                                         March 31     June 30    September 30   December 31
                                         --------     -------    ------------   -----------

Revenues
Pretax income from continuing           $13,978       $14,373      $15,511       $17,618
operations
Net income from continuing operations       925         1,414        2,201         2,477
Net income per share from continuing
operations                                  546           836        1,311         1,491

                                           0.14          0.16         0.18          0.20

                                                                  SCHEDULE II

                         MEDQUIST INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED DECEMBER 31, 1996

                                 (in thousands)


                                        Balance,    Charged to    Charged to
                                       Beginning    Costs and       Other                        Balance,
             Description                of Year     Expenses      Accounts       Deductions    End of Year
             -----------                -------     --------      --------       ----------    -----------

Allowances for doubtful accounts:
  1996                                 $ 550(a)     $    44      $ (272)(a)      $    (4)        $   318
  1995                                   316            243         487             (496)            550(a)
  1995                                   882             18         145             (729)            316

-------------
(a) Includes amounts related to discontinued operations.