Form 10-Q
period 1997-03-31
MEDQUIST INC
filed 1997-05-08
CIK 884497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q


                              --------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                              --------------------

For the quarterly period                             Commission file number
ended March 31, 1997                                         0-19941


                                  MedQuist Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                                    22-2531298
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     identification No.)


               Five Greentree Centre, Suite 311, Marlton, NJ      08053
               ---------------------------------------------    ---------
                  (Address of principal executive offices)      (Zip Code)


                                 (609) 596-8877
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


                       ----------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   _X_  No ___

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,917,507 shares of common stock, no par value, as of May 6, 1997.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q




PART I. FINANCIAL INFORMATION
                                                                                                    PAGE NO.
                                                                                                    --------
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at March 31, 1997 (Unaudited) and
          December 31, 1996                                                                              1

          Consolidated Statements of Income for the three months ended March 31, 1997 and
          1996 (Unaudited)                                                                               2

          Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and
          1996 (Unaudited)                                                                               3

          Notes to Consolidated Financial Statements (Unaudited)                                         4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations          7

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                             12

Item 2.   Changes in Securities                                                                         12

Item 3.   Defaults upon Senior Securities                                                               12

Item 4.   Submission of Matters to a Vote of Security Holders                                           12

Item 5.   Other Information                                                                             12

Item 6.   Exhibits and Reports on Form 8-K                                                              12

SIGNATURE                                                                                               13

                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                      March 31,         December 31,
                                                        1997                1996
                                                     (Unaudited)
                                                    -------------       ------------
                                                    (in thousands)    (in thousands)
Assets
Current assets:
     Cash and cash equivalents                          $10,070            $ 8,878
     Accounts receivable, net of allowance
       of $317 and $318                                  15,226             14,239
     Prepaid expenses and other current assets              540                360
                                                        -------            -------
       Total current assets                              25,836             23,477

Property and equipment - net                              8,250              8,105

Other assets                                                323                323

Intangible assets - net                                  42,160             42,436
                                                        -------            -------

                                                        $76,569            $74,341
                                                        =======            =======

Liabilities and shareholders' equity

Current liabilities:
     Current portion of long term debt                  $   340            $   314
     Accounts payable                                     1,002              1,034
     Accrued payroll                                      2,440              1,913
     Accrued expenses                                     2,387              1,861
                                                        -------            -------
       Total current liabilities                          6,169              5,122
                                                        -------            -------

Long-term debt                                            1,625              1,719
                                                        -------            -------

Other liabilities                                           607                631
                                                        -------            -------

Deferred income taxes                                     1,174              1,174
                                                        -------            -------
Commitments and contingencies

Shareholders' equity:
     Class A preferred stock, no par value,
       650 shares authorized, none issued                  --                 --
     Class B preferred stock, no par value,
       400 shares authorized, none issued                  --                 --
     Common stock, no par value,
       20,000 shares authorized,
       6,898 and 6,881 issued and
       outstanding                                       56,101             56,437
     Retained earnings                                   10,893              9,258
                                                        -------            -------
       Total shareholders' equity                        66,994             65,695
                                                        -------            -------

                                                        $76,569            $74,341
                                                        =======            =======


          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Amounts in thousands, except per share data)
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                          1997            1996
                                                         -------         ------

Revenues                                                 $18,621         $13,978
                                                         -------         -------

Costs and expenses:
  Cost of revenues                                        13,714          10,435
  Selling, general and administrative                      1,059             888
  Depreciation                                               754             587
  Amortization of intangible assets                          350             278
                                                         -------         -------
     Total operating expenses                             15,877          12,188
                                                         -------         -------

Operating income                                           2,744           1,790

Interest expense                                              63             865
                                                         -------         -------

Income before income taxes                                 2,681             925
Income tax provision                                       1,046             379
                                                         -------         -------
Net income                                               $ 1,635         $   546
                                                         =======         =======

                                                         $  0.22         $  0.14
                                                         =======         =======
Net Income Per Share:

Shares used in computing net income
  per share (Note 3)                                       7,421           4,363
                                                         =======         =======


          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        THREE MONTHS
                                                                            ENDED
                                                                           MARCH 31,
                                                               ------------------------------
                                                                    1997             1996
                                                                  --------         --------
                                                               (in thousands)   (in thousands)
Operating activities:
     Net income                                                   $  1,635         $    546
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                 1,109              875
       Amortization of debt discount                                  --                422
     Changes in assets and liabilities:
       Accounts receivable, net                                       (987)          (1,867)
       Prepaid expenses and other current assets                      (179)               3
       Other assets                                                   --                393
       Accounts payable                                                (34)             474
       Accrued payroll                                                 578             (426)
       Accrued expenses                                                556           (1,084)
       Other liabilities                                               (24)            (157)
                                                                  --------         --------
         Net cash provided (used in) by operating activities         2,654             (821)
                                                                  --------         --------

Investing activities:
     Purchases of property and equipment, net                         (881)            (817)
     Other assets                                                     --                (24)
     Acquisitions, net of cash acquired                                (56)            --
                                                                  --------         --------
       Net cash used in investing activities                          (937)            (841)
                                                                  --------         --------

Financing activities:
     Net borrowings on revolving line of credit                       --              2,308
     Repayments of long-term debt                                     --             (1,259)
     Repayments of obligations under capital leases                    (78)             (74)
     Net proceeds from issuance of common stock                         20               56
     Repurchase of common stock                                       (467)            --
                                                                  --------         --------
       Net cash provided by (used in) financing activities            (525)           1,031
                                                                  --------         --------

Net increase (decrease) in cash and cash equivalents                 1,192             (631)

Cash and cash equivalents, beginning of period                       8,878            1,812
                                                                  --------         --------

Cash and cash equivalents, end of period                          $ 10,070         $  1,181
                                                                  ========         ========


Supplemental disclosure of cash flow information:
     Cash paid during period for:
       Interest                                                   $     62         $    409
                                                                  ========         ========
       Income taxes                                               $    102         $    800
                                                                  ========         ========

     New capital lease arrangements                               $   --           $    181
                                                                  ========         ========




          See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                     Three Month Period Ended March 31, 1997
                    (Unaudited - dollar amounts in thousands)

Note 1.  Basis of Presentation

         The information set forth in these statements is unaudited. The information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. (the "Company"), and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended March 31, 1997 are not necessarily indicative of the results of operations for the full year.

         Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

Note 2.  Acquisitions

         Effective May 1, 1994, the Company purchased substantially all of the assets of Transcriptions, Ltd. and affiliates ("Transcriptions") as well as assumed certain liabilities, as defined, for $16,930 in cash, including acquisition costs of $322, plus the payment of Transcriptions' interest bearing debt of $5,816, plus a deferred purchase price based on future operating results. Effective December 29, 1995, and in connection with the sale of the receivables management division (see Note 5), the Company fixed the deferred purchase price by agreeing to pay the former owners of Transcriptions $18,375 in cash and issue 861 shares of Common Stock (valued at $4,550 for financial reporting purposes) on August 31, 1996.

         The total purchase price for the Transcriptions acquisition was $44,797. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities.

         During 1996, the Company completed five acquisitions for total consideration of $6,454. The acquisitions have been accounted for using the purchase method. Pro forma information is not presented as these acquisitions are not material to the Company.

         On February 17, 1997, the Company purchased substantially all of the assets of G&L Transcription, Incorporated. The results of operations of this acquisition are included in the accompanying consolidated statement of operations since the date of the acquisition. Pro forma information is not presented as this acquisition is not material to the Company.

Note 3.  Earnings Per Share

         For the three month period ended March 31, 1997, the Company has performed the income per share computations under the Treasury Stock method, as required under Accounting Principle Board Opinion No. 15.

         For the three month period ended March 31, 1996, the Company's total outstanding common stock options and warrants exceeded 20% of the total outstanding common stock. Therefore, the income per share computations are modified for such periods, as required under Accounting Principles Board Opinion No. 15, to assume all outstanding common stock options and warrants were exercised and the related proceeds were used to repurchase up to 20% of the total outstanding common stock. Any remaining proceeds are assumed to be used to reduce borrowings, thereby reducing interest expense, net of tax.

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

         In March 1997, the FASB issued Statement 128, "Earnings Per Share" (SFAS 128), which provides changes in the calculation of earnings per share. This Statement is effective December 15, 1997 and, when adopted, will require restatement of prior years' EPS. The effect of the adoption SFAS 128 is included on a pro forma basis as presented below:

                    Pro forma disclosure of impact of FAS 128

                                                      Three Months Ended
                                                            March 31,
                                                      -------------------
                                                      1997            1996
                                                      ----            ----
                                                   (unaudited)     (unaudited)

Per share amounts:

Primary net income per share as reported            $   0.22         $   0.14
Effect of FAS 128                                       0.02             0.02
                                                    --------         --------
Pro forma basic net income per share                $   0.24         $   0.16
                                                    ========         ========

Fully diluted net income per share as reported      $   0.22         $   0.14
Effect of FAS 128                                        --               --
                                                    --------         --------
Pro forma diluted net income per share              $   0.22         $   0.14
                                                    ========         ========



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

Note 6.  Shareholders' Equity


         In May 1996, the Company consummated a secondary public offering of its Common Stock, selling 2,200 shares at a price of $17 per share. In June 1996, the underwriters exercised their overallotment option for an additional 307 shares. After deducting the underwriters' discount and offering expenses, the net proceeds to the Company were $39,442.

         In connection with the 1992 issuance of a senior subordinated note, the Company sold to the holder for $1,100 warrants to purchase 577 shares of Class A and 356 shares of Class B preferred stock at an exercise price of $7.50 per share. Each share of Class A and Class B preferred stock was convertible into one share of common stock. During 1994, the holder was issued additional warrants and all warrant exercise prices were reset at $7.28, in accordance with the antidilution provisions of the original warrant agreement. Simultaneous with the closing of the secondary stock offering, the Company and the holder agreed that the holder would exercise the warrants by tendering the $7,000 principal amount of the senior subordinated note and simultaneously converting the shares of Preferred Stock received upon such exercise into 962 shares of Common Stock. As an inducement for the holder to exercise the warrants and convert the Preferred Stock, the Company issued the holder 43 additional shares of Common Stock. This inducement, valued at $707 or $0.13 per share, had been recorded as a deduction from the net income available to common shareholders in 1996.

         In connection with the Company's May 1994 Credit Agreement, the Company issued the agent bank warrants to purchase 75 shares of Common Stock at an exercise price of $6.74 per share. These warrants expire May 2001.

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

Results of Operations

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Operations as a percentage of net revenues:


                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                       1997             1996
                                                       ----             ----
Revenues.........................................      100.0%          100.0%
                                                       -----           -----
Costs and expenses:
  Cost of revenues...............................       73.6            74.7
  Selling, general and administrative............        5.7             6.3
  Depreciation...................................        4.1             4.2
  Amortization of intangible assets..............        1.9             2.0
                                                        ----            ----
Operating income.................................       14.7            12.8
Interest expense.................................         .3             6.2
                                                        ----            ----
Income before income taxes.......................       14.4             6.6
Income tax provision.............................        5.6             2.7
                                                        ----            ----
Net income ......................................        8.8%            3.9%
                                                        ====            ====

Three Months Ended March 31, 1997 and 1996

Revenues. Revenues increased 33.2% to $18.6 million for the three months ended March 31, 1997 from $14.0 million in the comparable 1996 period. The $4.6 million increase reflected approximately $2.8 million of additional revenues generated from new and existing clients, and $1.8 million of revenues from the Company's 1996 and 1997 medical transcription acquisitions.

Cost of Revenues. Cost of revenues increased from $10.4 million in the three months ended March 31, 1996 to $13.7 million in the comparable 1997 period. As a percentage of revenues, cost of revenues decreased from 74.7% in the first quarter of 1996 to 73.6% for the comparable 1997 period. The percentage decrease in cost of revenues primarily resulted from a decrease in telecommunication and maintenance costs.

Selling, General and Administrative. Selling, general and administrative expenses increased to $1.1 for the three months ended March 31, 1997 from $888,000 in the comparable 1996 period. As a percentage of revenues, selling, general and administrative expenses decreased from 6.3% in the first quarter of 1996 to 5.7% in the comparable 1997 period.

Depreciation. Depreciation expense increased from $587,000 for the three months ended March 31, 1996 to $755,000 for the comparable 1997 period. As a percentage of revenue, depreciation remained relatively consistent at 4.1% for the three months ended March 31, 1997 compared to 4.2% for the comparable period in 1996.

Amortization. Amortization of intangible assets was $350,000 for the three months ended March 31, 1997 as compared to $278,000 for the comparable 1996 period. The increase is attributable to the amortization of intangible assets associated with the Company's five acquisitions completed in 1996 and one acquisition completed in 1997. As a percentage of revenue, amortization remained relatively consistent at 2.0% for 1996 as compared to 1.9% in the same period for 1997.

Interest. Interest expense decreased from $865,000 for the three months ended March 31, 1996 to $63,000 for the comparable 1997 period. The decrease was due to the reduction in interest expense related to the Company's senior term loans, borrowings under the Revolving credit facility and the cash portion of the deferred purchase price being paid in full on May 30, 1996 with a portion of the proceeds from the Company's 1996 equity offering. Additionally, in the three months ended March 31, 1996, the Company had recorded $251,000 related to non-cash interest associated with the fixing of the deferred purchase price for Transcriptions, Ltd. in December 1995 which does not exist in 1997.

Liquidity and Capital Resources

         At March 31, 1997, the Company had working capital of $19.7 million, including $10.1 million of cash and cash equivalents. During the three months ended March 31, 1997, the Company's operating activities provided cash of $2.7 million as compared to $821,000 being used in operations during the comparative prior year three month period. The increase in cash provided by operating activities was primarily related to an increase in net income from operations and accrued liabilities.

         During the three months ended March 31, 1997, the Company purchased $881,000 of capital equipment and completed the acquisition of one medical transcription business. These expenditures were financed through cash flows from operations and the issuance of subordinated notes payable to sellers.

         On April 23, 1997, the Company amended the borrowing facility with Chase Manhattan Bank (the "Chase Facility"). The Chase Facility provides for a $10 million senior unsecured revolving credit facility expiring April 23, 2000. The revolver bears interest at resetting rates selected by the Company from various alternatives. The interest rate alternatives are either (i) the greatest of (x) prime rate, (y) the federal funds rate plus 0.5% (z) the bank's certificate of deposit rate plus 1%, or (ii) LIBOR plus 0.75%. The Chase Facility also allows for the Company to finance up to 100% of any acquisitions of companies that are in the business of providing transcriptions-related services. The financing of these acquisitions may be carved out of the revolving credit facility and amortized over five year periods (20 consecutive quarters). Each acquisition term loan that is created would permanently reduce the remaining revolving credit commitment by a like amount.

         In addition to acquisitions, the revolver can be used for working capital and general corporate purposes. To the extent any amounts under the revolver are repaid, other than acquisition term loans, the Company may reborrow such amounts. The Chase Facility includes certain financial and other covenants applicable to the Company, including limitations on capital expenditures and dividends.

         Effective December 29, 1995 the Company and the former owner of Transcriptions, Ltd., who include the Company's current Chief Executive Officer and Chief Operating Officer, amended the Transcriptions purchase agreement to fix the amount of the deferred purchase price (see Note 2 of Notes to Consolidated Financial Statements). The amendment provided for the Company to pay $18,375 in cash and issue 861 shares of Common Stock (valued at $4,550 for financial reporting purposes) on August 31, 1996. The cash portion of the deferred purchase price was discounted and presented as a subordinated payable at December 31, 1995. In May 1996, the Company repaid the cash portion of the payable, and the Common Stock was issued in August 1996.

         The Company believes that cash flow generated from the Company's operations and its borrowing capacity under the Chase Facility should be sufficient to meet its current working capital and capital expenditure requirements. Additional funds may be required in connection with future acquisitions, if any.

Special Note Concerning Forward-Looking Statements

         Other than the historical Financial Information and related Notes contained in Part I, Item 1 hereof, this Report, including, without limitation, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of various risks, including, without limitation, the dependence on a single line of business; rapid technological change; inability to expand into new markets; inability to make acquisitions; inability to attract and retain key personnel and transcriptionists; the effects of regulatory changes in the healthcare industry; the potential for significant fluctuations in operating results; and the potential volatility of the Company's common stock.

                           Part II - Other Information


Item 1. -    Legal Proceedings                                           - Not Applicable

Item 2. -    Changes in Securities                                       - Not Applicable

Item 3. -    Default upon Senior Securities                              - Not Applicable

Item 4. -    Submission of Matters to Vote of Security Holders           - Not Applicable

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


                                                   MedQuist Inc.
                                                   Registrant

Date:  May 7, 1997
                                                   By:  /s/ John R. Emery
                                                        -----------------------
                                                        John R. Emery
                                                        Chief Financial Officer