Form 10-Q
period 1997-06-30
MEDQUIST INC
filed 1997-08-01
CIK 884497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q


                              --------------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              --------------------

For the quarterly period                          Commission file number
ended June 30, 1997                                     0-19941


                                  MedQuist Inc.
                         ---------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                                   22-2531298
--------------------------------                    -----------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


               Five Greentree Centre, Suite 311, Marlton, NJ 08053
               -----------------------------------------------------
               (Address of principal executive offices)   (Zip Code)


                                 (609) 596-8877
                       -----------------------------------
              (Registrant's telephone number, including area code)


                         ------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,078,508 shares of common stock, no par value, as of July 29, 1997.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q




PART I.           FINANCIAL INFORMATION                                                                      PAGE NO.
-------           ---------------------                                                                      --------
Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets at June 30, 1997 (Unaudited) and
                  December 31, 1996                                                                              1

                  Consolidated Statements of Income for the six months ended June 30, 1997 and
                  1996 (Unaudited)                                                                               2

                  Consolidated Statements of Income for the three months ended June 30, 1997
                  and 1996 (Unaudited)                                                                           3

                  Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and
                  1996 (Unaudited)                                                                               4

                  Notes to Consolidated Financial Statements (Unaudited)                                         5

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations          8

PART II.          OTHER INFORMATION
--------          -----------------
Item 1.           Legal Proceedings                                                                             13

Item 2.           Changes in Securities                                                                         13

Item 3.           Defaults upon Senior Securities                                                               13

Item 4.           Submission of Matters to a Vote of Security Holders                                           13

Item 5.           Other Information                                                                             14

Item 6.           Exhibits and Reports on Form 8-K                                                              14

SIGNATURE                                                                                                       15
---------

                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                     June 30,      December 31,
                                                      1997            1996
                                                   (Unaudited)
                                                  ------------     -------------
                                                 (in thousands)   (in thousands)
Assets
Current assets:
     Cash and cash equivalents                       $ 8,908         $ 8,878
     Accounts receivable, net of allowance
       of $447 and $318                               16,407          14,239
     Prepaid expenses and other current assets           766             360
                                                     -------         -------
       Total current assets                           26,081          23,477

Property and equipment - net                           8,716           8,105

Other assets                                             323             323

Intangible assets - net                               44,084          42,436
                                                     -------         -------
                                                     $79,204         $74,341
                                                     =======         =======

Liabilities and shareholders' equity

Current liabilities:
     Current portion of long term debt               $ 1,704         $   314
     Accounts payable                                    902           1,034
     Accrued payroll                                   1,795           1,913
     Accrued expenses                                  1,955           1,861
                                                     -------         -------
       Total current liabilities                       6,356           5,122

Long-term debt                                         1,562           1,719

Other liabilities                                        585             631

Deferred income taxes                                  1,174           1,174
Commitments and contingencies

Shareholders' equity:
     Common stock, no par value,
       20,000 shares authorized,
       7,006 and 6,881 issued and
       outstanding                                    56,843          56,437
     Retained earnings                                12,684           9,258
                                                     -------         -------
       Total shareholders' equity                     69,527          65,695
                                                     -------         -------
                                                     $79,204         $74,341
                                                     =======         =======



          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Amounts in thousands, except per share data)
                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                    --------------------
                                                     1997          1996
                                                    ------         -----

Revenues                                           $ 38,810      $ 28,351
                                                   --------      --------

Costs and expenses:
  Cost of revenues                                   28,598        21,117
  Selling, general and administrative                 2,188         1,701
  Depreciation                                        1,599         1,161
  Amortization of intangible assets                     710           544
                                                   --------      --------
     Total operating expenses                        33,095        24,523
                                                   --------      --------

Operating income                                      5,715         3,828

Interest expense                                        121         1,489
                                                   --------      --------

Income before income taxes                            5,594         2,339
Income tax provision                                  2,167           957
                                                   --------      --------
Net income                                         $  3,427      $  1,382
                                                   ========      ========

Net Income Per Share:
  Net Income                                       $   0.46      $   0.30
  Inducement of warrant exercise                       --           (0.13)
                                                   --------      --------
  Net Income available to common shareholders      $   0.46      $   0.17
                                                   ========      ========

Shares used in computing net income
  per share (Note 3)                                  7,432         4,642
                                                   ========      ========



          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Amounts in thousands, except per share data)
                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                     ------------------
                                                     1997          1996
                                                     ----          ----

Revenues                                           $ 20,189      $ 14,373
                                                   --------      --------

Costs and expenses:
  Cost of revenues                                   14,884        10,682
  Selling, general and administrative                 1,129           813
  Depreciation                                          845           574
  Amortization of intangible assets                     360           266
                                                   --------      --------
     Total operating expenses                        17,218        12,335
                                                   --------      --------

Operating income                                      2,971         2,038

Interest expense                                         58           624
                                                   --------      --------

Income before income taxes                            2,913         1,414
Income tax provision                                  1,121           579
                                                   --------      --------
Net income                                         $  1,792      $    835
                                                   ========      ========

Net Income Per Share:
  Net Income                                       $   0.24      $   0.16
  Inducement of warrant exercise                       --           (0.13)
                                                   --------      --------
  Net Income available to common shareholders      $   0.24      $   0.03
                                                   ========      ========
Shares used in computing net income
  per share (Note 3)                                  7,458         5,238
                                                   ========      ========

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     ----------------
                                                                    1997           1996
                                                                    ----           -----
                                                               (in thousands) (in thousands)
Operating activities:
     Net income                                                   $  3,427       $  1,382
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                 2,317          1,705
       Amortization of debt discount                                  --               54
     Changes in assets and liabilities:
       Accounts receivable, net                                     (2,168)        (2,183)
       Prepaid expenses and other current assets                      (378)           270
       Other assets                                                   --              375
       Accounts payable                                               (284)           202
       Accrued payroll                                                 (44)          (180)
       Accrued expenses                                                124         (1,766)
       Other liabilities                                               (46)          (170)
                                                                  --------       --------
         Net cash provided (used in) by operating activities         2,948           (311)
                                                                  --------       --------

Investing activities:
     Purchases of property and equipment, net                       (1,954)        (1,502)
     Other assets                                                     --             (160)
     Acquisitions, net of cash acquired                               (972)          --
                                                                  --------       --------
       Net cash used in investing activities                        (2,926)        (1,662)
                                                                  --------       --------

Financing activities:
     Net borrowings on revolving line of credit                       --              342
     Repayments of long-term debt                                     (131)       (28,347)
     Repayments of obligations under capital leases                   (133)          (140)
     Net proceeds from issuance of common stock                        739         39,579
     Repurchase of common stock                                       (467)          --
                                                                  --------       --------
       Net cash provided by (used in) financing activities               8         11,434
                                                                  --------       --------

Net increase (decrease) in cash and cash equivalents                    30          9,461

Cash and cash equivalents, beginning of period                       8,878          1,812
                                                                  --------       --------

Cash and cash equivalents, end of period                          $  8,908       $ 11,273
                                                                  ========       ========

Supplemental disclosure of cash flow information:
    Cash paid during period for:
       Interest                                                   $     97       $    570
                                                                  ========       ========
       Income taxes                                               $  1,393       $  1,050
                                                                  ========       ========
     New capital lease arrangements                               $   --         $    190
                                                                  ========       ========




          See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                      Six Month Period Ended June 30, 1997
                    (Unaudited - dollar amounts in thousands)

Note 1.  Basis of Presentation

         The information set forth in these statements is unaudited. The information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. (the "Company"), and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended June 30, 1997 are not necessarily indicative of the results of operations for the full year.

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

         During 1997, the Company completed three acquisitions for total consideration of $2,316. The acquisitions have been accounted for using the purchase method. Pro forma information is not presented as these acquisitions are not material to the Company.

Note 3.  Earnings Per Share

         For the three and six month period ended June 30, 1997 and 1996, the Company has performed the income per share computations under the Treasury Stock method, as required under Accounting Principle Board Opinion No. 15.

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

         In March 1997, the FASB issued Statement 128, "Earnings Per Share" (SFAS 128), which provides changes in the calculation of earnings per share. This Statement is effective December 15, 1997 and, when adopted, will require restatement of prior years' EPS. The effect of the adoption SFAS 128 is included on a pro forma basis as presented below:

                    Pro forma disclosure of impact of FAS 128


                                                           Six Months Ended            Three Months Ended
                                                               June 30,                     June 30,
                                                           ----------------            -------------------

                                                          1997            1996         1997           1996
                                                          ----            ----         ----           ----
                                                      (unaudited)     (unaudited)   (unaudited)    (unaudited)
Per share amounts:

Primary net income per share as reported                $   0.46       $   0.30       $   0.24       $   0.16

Effect of FAS 128                                           0.04           0.06           0.02           0.03
                                                        --------       --------       --------       --------

Pro forma basic net income per share                    $   0.50       $   0.36       $   0.26       $   0.19
                                                        ========       ========       ========       ========

Fully diluted net income per share as reported          $   0.46       $   0.30       $   0.24       $   0.16

Effect of FAS 128                                          --             --             --             --
                                                        --------       --------       --------       --------

Pro forma diluted net income per share                  $   0.46       $   0.30       $   0.24       $   0.16
                                                        ========       ========       ========       ========

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

         In connection with the Company's May 1994 Credit Agreement, the Company issued the agent bank warrants to purchase 75 shares of Common Stock at an exercise price of $6.74 per share. These warrants were exercised on June 12, 1997 by the agent bank for proceeds of $507.

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

Results of Operations

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Operations as a percentage of net revenues:


                                                 Six Months Ended          Three Months Ended
                                                     June 30,                    June 30,
                                                 ----------------          -------------------
                                                1997          1996          1997          1996
                                                ----          ----          ----          ----
Revenues                                       100.0%        100.0%        100.0%        100.0%
                                               -----         -----         -----         -----
Costs and expenses:
  Cost of revenues                              73.7          74.5          73.7          74.3
  Selling, general and administrative            5.6           6.0           5.6           5.7
  Depreciation                                   4.1           4.1           4.2           4.0
  Amortization of intangible assets              1.8           1.9           1.8           1.9
                                               -----         -----         -----         -----
Operating income                                14.8          13.5          14.7          14.1
Interest expense                                 0.3           5.3           0.3           4.3
                                               -----         -----         -----         -----
Income before income taxes                      14.5           8.2          14.4           9.8
Income tax provision                             5.6           3.4           5.5           4.0
                                               -----         -----         -----         -----
Net income                                       8.9%          4.8%          8.9%          5.8%
                                               =====         =====         =====         =====

Six Months Ended June 30, 1997 and 1996

         Revenues. Revenues increased 36.9% to $38.8 million for the six months ended June 30, 1997 from $28.4 million for the comparable 1996 period. The $10.4 million increase reflected approximately $6.4 million of additional revenues generated from new and existing clients, and $4.0 million of revenues from the Company's 1996 and 1997 medical transcription acquisitions.

         Cost of Revenues. Cost of revenues increased from $21.1 million for the six months ended June 30, 1996 to $28.6 million for the comparable 1997 period. As a percentage of revenues, cost of revenues decreased from 74.5% for the six months ended June 30, 1996 to 73.7% for the comparable 1997 period. The percentage decrease in cost of revenues primarily resulted from a decrease in telecommunication and maintenance costs.

         Selling, General and Administrative. Selling, general and administrative expenses increased to $2.2 million for the six months ended June 30, 1997 from $1.7 million for the comparable 1996 period. As a percentage of revenues, selling, general and administrative expenses decreased from 6.0% for the six months ended June 30, 1996 to 5.6% in the comparable 1997 period.

         Depreciation. Depreciation expense increased from $1.2 million for the six months ended June 30, 1996 to $1.6 million for the comparable 1997 period. As a percentage of revenue, depreciation remained consistent at 4.1% for the six months ended June 30, 1997 as compared to the 1996 period.

         Amortization. Amortization of intangible assets was $710,000 for the six months ended June 30, 1997 as compared to $544,000 for the comparable 1996 period. The increase is attributable to the amortization of intangible assets associated with the Company's five acquisitions completed in 1996 and three acquisitions completed in 1997. As a percentage of revenue, amortization remained relatively consistent at 1.8% for the six months ended June 30, 1997 as compared to 1.9% in the same period for 1996.

         Interest. Interest expense decreased from $1.5 million for the six months ended June 30, 1996 to $121,000 for the comparable 1997 period. The decrease was due to the reduction in interest expense related to the Company's senior term loans, borrowings under the Revolving credit facility and the cash portion of the deferred purchase price being paid in full on May 30, 1996 with a portion of the proceeds from the Company's 1996 equity offering. Additionally, for the six months ended June 30, 1996, the Company had recorded $640,000 related to non-cash interest associated with the fixing of the deferred purchase price for Transcriptions, Ltd. which does not exist in 1997.

Three Months Ended June 30, 1997 and 1996

         Revenues. Revenues increased 40.5% to $20.2 million for the three months ended June 30, 1997 from $14.4 million for the comparable 1996 period. The $5.8 million increase reflected approximately $3.6 million of additional revenues generated from new and existing clients, and $2.2 million of revenues from the Company's 1996 and 1997 medical transcription acquisitions.

         Cost of Revenues. Cost of revenues increased from $10.7 million for the three months ended June 30, 1996 to $14.9 million for the comparable 1997 period. As a percentage of revenues, cost of revenues decreased from 74.3% in the second quarter of 1996 to 73.7% for the comparable 1997 period. The percentage decrease in cost of revenues primarily resulted from a decrease in telecommunication costs.

         Selling, General and Administrative. Selling, general and administrative expenses increased to $1.1 million for the three months ended June 30, 1997 from $813,000 for the comparable 1996 period. As a percentage of revenues, selling, general and administrative expenses decreased from 5.7% in the second quarter of 1996 to 5.6% in the comparable 1997 period.

         Depreciation. Depreciation expense increased from $574,000 for the three months ended June 30, 1996 to $845,000 for the comparable 1997 period. As a percentage of revenue, depreciation increased to 4.2% for the three months ended June 30, 1997 compared to 4.0% for the comparable period in 1996.

         Amortization. Amortization of intangible assets was $360,000 for the three months ended June 30, 1997 as compared to $266,000 for the comparable 1996 period. The increase is attributable to the amortization of intangible assets associated with the Company's five acquisitions completed in 1996 and three acquisitions completed in 1997. As a percentage of revenue, amortization remained relatively consistent at 1.8% for the three months ended June 30, 1997 as compared to 1.9% in the same period for 1996.

         Interest. Interest expense decreased from $624,000 for the three months ended June 30, 1997 to $58,000 for the comparable 1997 period. The decrease was due to the reduction in interest expense related to the Company's senior term loans, borrowings under the Revolving credit facility and the cash portion of the deferred purchase price being paid in full on May 30, 1996 with a portion of the proceeds from the Company's 1996 equity offering. Additionally, in the three months ended June 30, 1996, the Company had recorded $393,000 related to non-cash interest associated with the fixing of the deferred purchase price for Transcriptions, Ltd. which does not exist in 1997.

Liquidity and Capital Resources

         At June 30, 1997, the Company had working capital of $19.7 million, including $8.9 million of cash and cash equivalents. During the six months ended June 30, 1997, the Company's operating activities provided cash of $2.9 million as compared to $311,000 being used in operations during the comparative prior year six month period. The increase in cash provided by operating activities was primarily related to an increase in net income from operations.

         During the six months ended June 30, 1997, the Company purchased $2.0 million of capital equipment and completed the acquisition of three medical transcription business. These expenditures were financed through cash flows from operations and the issuance of subordinated notes payable to sellers.

         On April 23, 1997, the Company amended the borrowing facility with Chase Manhattan Bank (the "Chase Facility"). The Chase Facility provides for a $10 million senior unsecured revolving credit facility expiring April 23, 2000. The revolver bears interest at resetting rates selected by the Company from various alternatives. The interest rate alternatives are either (i) the greater of (x) prime rate, (y) the federal funds rate plus 0.5% (z) the bank's certificate of deposit rate plus 1%, or (ii) LIBOR plus 0.75%. The Chase Facility also allows for the Company to finance up to 100% of any acquisitions of companies that are in the business of providing transcriptions-related services. The financing of these acquisitions may be carved out of the revolving credit facility and amortized over five year periods (20 consecutive quarters). Each acquisition term loan that is created would permanently reduce the remaining revolving credit commitment by a like amount.

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


Item 1. -  Legal Proceedings                                                     - Not Applicable

Item 2. -  Changes in Securities                                                 - Not Applicable

Item 3. -  Default upon Senior Securities                                        - Not Applicable

Item 4. -  Submission of Matters to Vote of Security Holders

           On May 28, 1997, the Annual Meeting of Shareholders' of the
           Company was held. At that meeting, (a) the following persons were elected as directors to serve until the expiration of the terms indicated and (b) the shareholders approved certain amendments to the Company's 1992 Stock Option Plan for
           Officers and Key Employees in order to conform with certain changes in law and (c) the shareholders approved am amendment to increase the number of shares for issuance under the Stock
           Option Plan by 300,000.

The number of votes cast for, against, as well as abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each director nominee was as follows:

(a) Election of Directors:


                          Expiration                            Votes
Director                   of Term          Votes For          Against          Abstentions     Non-Votes
--------                  ----------        ---------          -------          -----------     ---------

James R. Emshoff            2000            5,435,456          122,158              ---            ---

A. Fred Ruttenberg          2000            5,435,569          122,045              ---            ---

R. Timothy Stack            2000            5,435,469          122,145              ---            ---

         The term of office as a director continued after the meeting for the following persons (expiration of term in parenthesis): William T. Carson (1998); David A. Cohen (1999) Richard J. Censits (1998); James F. Conway (1998); Terrence J. Mulligan (1999); John H. Underwood (1999).

(b) Amendments to Stock Option Plan to conform with certain changes in law:

5,408,043         shares were voted for the proposal and
   80,606         shares were voted against the proposal and
   13,200         shares abstained from voting and
   55,765         shares were not voted

(c) Amendment to Stock Option Plan to increase number of shares:

4,965,093         shares were voted for the proposal and
  522,756         shares were voted against the proposal and
   14,000         shares abstained from voting and
   55,765         shares were not voted


Item 5. -    Other Information                             - Not Applicable

Item 6. -    Exhibits and Reports on Form 8-K

             a)Exhibits:

                 Computation of earnings per share               11.0

                 Financial Data Schedule                         27.0

             b)Reports on Form 8-K                         - Not Applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MedQuist Inc.
                                       Registrant

Date:  July 31, 1997
                                       By:  /s/John R. Emery
                                            ------------------
                                             John R. Emery
                                              Chief Financial Officer