Form 10-Q
period 1997-09-30
MEDQUIST INC
filed 1997-11-12
CIK 884497

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q


                              --------------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              --------------------

For the quarterly period                                Commission file number
ended September 30, 1997                                               0-19941


                                  MedQuist Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                           22-2531298
         ----------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           identification No.)


               Five Greentree Centre, Suite 311, Marlton, NJ 08053
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (609) 596-8877
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes |X|   No | |

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,675,774 shares of common stock, no par value, as of November 10, 1997.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q




PART I.  FINANCIAL INFORMATION
-------  ---------------------
                                                                      PAGE NO.
                                                                      --------
Item 1.  Consolidated Financial Statements
-------  ---------------------------------

         Consolidated Balance Sheets at September 30, 1997
         (Unaudited) and  December 31, 1996                              1

         Consolidated Statements of Income for the nine months
         ended September 30, 1997 and 1996 (Unaudited)                   2

         Consolidated Statements of Income for the three months
         ended September 30, 1997 and 1996 (Unaudited)                   3

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1997 and 1996 (Unaudited)            4

         Notes to Consolidated Financial Statements (Unaudited)          5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8

         Special Note Concerning Forward Looking Statements             12

PART II. OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings                                              13

Item 2.  Changes in Securities                                          13

Item 3.  Defaults upon Senior Securities                                13

Item 4.  Submission of Matters to a Vote of Security Holders            13

Item 5.  Other Information                                              13

Item 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURE                                                               14
---------

                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                        September 30,         December 31,
                                                            1997                  1996
                                                         (Unaudited)
                                                         -----------           -----------
                                                        (in thousands)        (in thousands)
Assets
Current assets:
     Cash and cash equivalents                              $13,300               $ 8,878
     Accounts receivable, net of allowance
       of $378 and $318                                      16,333                14,239
     Prepaid expenses and other current assets                  438                   360
                                                            -------               -------
       Total current assets                                  30,071                23,477

Property and equipment - net                                  9,211                 8,105

Other assets                                                    361                   323

Intangible assets - net                                      45,691                42,436
                                                            -------               -------

                                                            $85,334               $74,341
                                                            =======               =======

Liabilities and shareholders' equity

Current liabilities:
     Current portion of long term debt                      $ 1,750               $   314
     Accounts payable                                         1,153                 1,034
     Accrued payroll                                          3,192                 1,913
     Accrued expenses                                         3,705                 1,861
                                                            -------               -------
       Total current liabilities                              9,800                 5,122
                                                            -------               -------

Long-term debt                                                1,471                 1,719
                                                            -------               -------

Other liabilities                                               562                   631
                                                            -------               -------

Deferred income taxes                                         1,174                 1,174
                                                            -------               -------

Commitments and contingencies

Shareholders' equity:
     Common stock, no par value,
       30,000 shares authorized,
       10,509 and 10,322 issued and
       outstanding                                           57,647                56,437
     Retained earnings                                       14,680                 9,258
                                                            -------               -------
       Total shareholders' equity                            72,327                65,695
                                                            -------               -------
                                                            $85,334               $74,341
                                                            =======               =======



See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Amounts in thousands, except per share data)
                                                           NINE MONTHS ENDED
                                                              September 30,
                                                           1997         1996
                                                         --------      -------

Revenues                                                 $ 60,707      $ 43,862
                                                         --------      --------

Costs and expenses:
  Cost of revenues                                         44,674        32,607
  Selling, general and administrative                       3,376         2,558
  Depreciation                                              2,563         1,770
  Amortization of intangible assets                         1,106           835
                                                         --------      --------
     Total operating expenses                              51,719        37,770
                                                         --------      --------

Operating income                                            8,988         6,092

Interest expense                                              150         1,552
                                                         --------      --------

Income before income taxes                                  8,838         4,540
Income tax provision                                        3,416         1,848
                                                         --------      --------
Net income                                               $  5,422      $  2,692
                                                         ========      ========

Net Income Per Share:
  Net income                                             $   0.48      $   0.33
  Inducement of warrant exercise                             --           (0.09)
                                                         --------      --------
  Net income available to common shareholders            $   0.48      $   0.24
                                                         ========      ========

Shares used in computing net income                        11,213         8,292
  per share (Note 3)                                     ========       =======






See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Amounts in thousands, except per share data)
                                                            THREE MONTHS ENDED
                                                               September 30,
                                                            -------------------
                                                              1997        1996
                                                            -------      -------

Revenues                                                    $21,897      $15,511
                                                            -------      -------

Costs and expenses:
  Cost of revenues                                           16,076       11,490
  Selling, general and administrative                         1,188          857
  Depreciation                                                  964          609
  Amortization of intangible assets                             396          291
                                                            -------      -------
     Total operating expenses                                18,624       13,247
                                                            -------      -------

Operating income                                              3,273        2,264

Interest expense                                                 29           63
                                                            -------      -------

Income before income taxes                                    3,244        2,201
Income tax provision                                          1,249          890
                                                            -------      -------
Net income                                                  $ 1,995      $ 1,311
                                                            =======      =======

Net Income Per Share:
  Net Income available to common shareholders               $  0.18      $  0.12
                                                            =======      =======

Shares used in computing net income                          11,304       10,895
 per share (Note 3)                                         =======      =======





See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        ---------------------------
                                                           1997            1996
                                                           ----            ----
                                                       (in thousands)  (in thousands)
Operating activities:
     Net income                                           $  5,422       $  2,692
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                         3,669          2,605
       Amortization of debt discount                          --               54
     Changes in assets and liabilities:
       Accounts receivable, net                             (1,775)        (3,092)
       Prepaid expenses and other current assets               (49)           325
       Other assets                                            (38)           247
       Accounts payable                                       (184)          (464)
       Accrued payroll                                       1,419            904
       Accrued expenses                                      1,889           (497)
       Other liabilities                                       (69)          (197)
                                                          --------       --------
         Net cash provided by operating activities          10,284          2,577
                                                          --------       --------

Investing activities:
     Purchases of property and equipment, net               (3,304)        (2,369)
     Other assets                                             --             (153)
     Acquisitions, net of cash acquired                     (3,232)        (2,619)
                                                          --------       --------
       Net cash used in investing activities                (6,536)        (5,141)
                                                          --------       --------

Financing activities:
     Net borrowings on revolving line of credit               --             --
     Repayments of long-term debt                             (131)       (28,350)
     Repayments of obligations under capital leases           (205)          (229)
     Net proceeds from issuance of common stock              1,477         39,653
     Repurchase of common stock                               (467)          --
                                                          --------       --------
       Net cash provided by financing activities               674         11,074
                                                          --------       --------

Net increase in cash and cash equivalents                    4,422          8,510

Cash and cash equivalents, beginning of period               8,878          1,812
                                                          --------       --------

Cash and cash equivalents, end of period                  $ 13,300       $ 10,322
                                                          ========       ========


Supplemental disclosure of cash flow information:
     Cash paid during period for:
       Interest                                           $    130       $    655
                                                          ========       ========
       Income taxes                                       $  1,811       $  1,303
                                                          ========       ========

     New capital lease arrangements                       $   --         $    190
                                                          ========       ========




See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   Nine Month Period Ended September 30, 1997
       (Unaudited - dollar amounts in thousands except per share amounts)

Note 1.  Basis of Presentation

     The information set forth in these statements is unaudited. The information reflects adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. (the "Company"), and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended September 30, 1997 are not necessarily indicative of the results of operations for the full year.

     Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

     On September 9, 1997, the Company effected a three for two stock split. All share data presented herein has been adjusted to reflect the stock split.

Note 2.  Acquisitions

     Effective May 1, 1994, the Company purchased substantially all of the assets of Transcriptions, Ltd. and affiliates ("Transcriptions") as well as assumed certain liabilities, as defined, for $16,930 in cash, including acquisition costs of $322, plus the payment of Transcriptions' interest bearing debt of $5,816, plus a deferred purchase price based on future operating results. Effective December 29, 1995, and in connection with the sale of the receivables management division (see Note 5), the Company fixed the deferred purchase price by agreeing to pay the former owners of Transcriptions $18,375 in cash and issue 1,292 shares of Common Stock (valued at $4,550 for financial reporting purposes) on August 31, 1996.

     The total purchase price for the Transcriptions acquisition was $44,797. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities.

     During 1996, the Company completed five acquisitions. The acquisitions have been accounted for using the purchase method. Pro forma information is not presented as these acquisitions are not material to the Company.

     During 1997, the Company completed four acquisitions. The acquisitions have been accounted for using the purchase method. Pro forma information is not presented as these acquisitions are not material to the Company.

Note 3.  Net Income Per Share

     For the three and nine month period ended September 30, 1997 and 1996, the Company has performed the net income per share computations under the Treasury Stock method, as required under Accounting Principle Board Opinion No. 15 (See
Note 4).

Note 4.  New Accounting Pronouncements

     In March 1997, the FASB issued Statement 128, "Earnings Per Share" (SFAS
128), which provides changes in the calculation of earnings per share. This Statement is effective December 15, 1997 and, when adopted, will require restatement of prior years' EPS. The effect of adopting SFAS 128 is included on a pro forma basis as presented below:

                                Pro forma disclosure of impact of FAS 128

                                                            Nine Months Ended                Three Months Ended
                                                              September 30,                      September 30,
                                                              -------------                      -------------
                                                           1997            1996               1997            1996
                                                           ----            ----               ----            ----
                                                        (unaudited)     (unaudited)        (unaudited)     (unaudited)
Per share amounts:

Primary net income per share, as reported                   $0.48           $0.33              $0.18         $0.12

Effect of FAS 128                                            0.04            0.04               0.01          0.01
                                                            -----           -----              -----         -----

Pro forma basic net income per share                        $0.52           $0.37              $0.19         $0.13
                                                            =====           =====              =====         =====

Fully diluted net income per share as reported              $0.48           $0.33              $0.18         $0.12

Effect of FAS 128                                             --              --                 --            --
                                                            -----           -----              -----         ----

Pro forma diluted net income per share                      $0.48           $0.33              $0.18         $0.12
                                                            =====           =====              =====         =====



Note 5.  Subordinated Payable to Related Parties.

     Effective December 29, 1995, the Company and the former owners of Transcriptions, who include the Company's current Chief Executive Officer and Chief Operating Officer, amended the Transcriptions purchase agreement to fix the amount of the deferred purchase price (see Note 2). The amendment provided for the Company to pay $18,375 in cash and issue 1,292 shares of Common Stock (valued at $4,550 for financial reporting purposes) on August 31, 1996. The cash portion of the deferred purchase price was discounted and presented as a subordinated payable of $17,337 at December 31, 1995. The shares to be issued were also included in the subordinated payable at December 31, 1995. In May 1996, the Company repaid the cash portion of the payable, and the Common Stock was issued in August 1996.

Note 6.  Shareholders' Equity


     In May 1996, the Company consummated a secondary public offering of its Common Stock, selling 3,300 shares at a price of $11.33 per share. In June 1996, the underwriters exercised their overallotment option for an additional 461 shares. After deducting the underwriters' discount and offering expenses, the net proceeds to the Company were $39,442.

     In connection with the 1992 issuance of a senior subordinated note, the Company sold to the holder for $1,100 warrants to purchase 866 shares of Class A and 534 shares of Class B preferred stock at an exercise price of $5.00 per share. Each share of Class A and Class B preferred stock was convertible into one share of common stock. During 1994, the holder was issued additional warrants and all warrant exercise prices were reset at $4.85, in accordance with the antidilution provisions of the original warrant agreement. Simultaneous with the closing of the secondary stock offering, the Company and the holder agreed that the holder would exercise the warrants by tendering the $7,000 principal amount of the senior subordinated note and simultaneously converting the shares of Preferred Stock received upon such exercise into 1,443 shares of Common Stock. As an inducement for the holder to exercise the warrants and convert the Preferred Stock, the Company issued the holder 65 additional shares of Common Stock. This inducement, valued at $707 or $0.09 per share, had been recorded as a deduction from the net income available to common shareholders in 1996.

     In connection with the Company's May 1994 Credit Agreement, the Company issued the agent bank warrants to purchase 113 shares of Common Stock at an exercise price of $4.49 per share. These warrants were exercised on June 12, 1997 by the agent bank for proceeds to the Company of $507.

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

     On September 9, 1997, the Company effected a three for two stock split. All share data presented herein has been adjusted to reflect the stock split.

Results of Operations

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Operations as a percentage of net revenues:


                                             Nine Months Ended      Three Months Ended
                                               September 30,          September 30,
                                               -------------          -------------
                                             1997        1996        1997        1996
                                             ----        ----        ----        ----
Revenues ............................        100.0%      100.0%      100.0%      100.0%
                                             -----       -----       -----       -----
Costs and expenses:
  Cost of revenues ..................         73.6        74.3        73.4        74.1
  Selling, general and administrative          5.6         5.8         5.4         5.5
  Depreciation ......................          4.2         4.1         4.4         3.9
  Amortization of intangible assets .          1.8         1.9         1.8         1.9
                                             -----       -----       -----       -----
Operating income ....................         14.8        13.9        15.0        14.6
Interest expense ....................          0.3         3.5         0.2         0.4
                                             -----       -----       -----       -----
Income before income taxes ..........         14.5        10.4        14.8        14.2
Income tax provision ................          5.6         4.3         5.7         5.7
                                             -----       -----       -----       -----
Net income ..........................          8.9%        6.1%        9.1%        8.5%
                                             =====       =====       =====       =====

Nine Months Ended September 30, 1997 and 1996

Revenues. Revenues increased 38.4% to $60.7 million for the nine months ended September 30, 1997 from $43.9 million for the comparable 1996 period. The $16.8 million increase reflected approximately $10.5 million of additional revenues generated from new and existing clients, and $6.3 million of base revenues from the Company's 1996 and 1997 medical transcription acquisitions.

Cost of Revenues. Cost of revenues increased from $32.6 million for the nine months ended September 30, 1996 to $44.7 million for the comparable 1997 period. As a percentage of revenues, cost of revenues decreased from 74.3% for the nine months ended September 30, 1996 to 73.6% for the comparable 1997 period. The percentage decrease in cost of revenues primarily resulted from a decrease in telecommunication costs.

Selling, General and Administrative. Selling, general and administrative expenses increased to $3.4 million for the nine months ended September 30, 1997 from $2.6 million for the comparable 1996 period. As a percentage of revenues, selling, general and administrative expenses decreased from 5.8% for the nine months ended September 30, 1996 to 5.6% in the comparable 1997 period. The decrease in selling, general and administration costs as a percentage of revenue is primarily due to the ability of the Company to leverage its overhead expenses.

Depreciation. Depreciation expense increased from $1.8 million for the nine months ended September 30, 1996 to $2.6 million for the comparable 1997 period. As a percentage of revenue, depreciation increased to 4.2% for the nine months ended September 30, 1997 as compared to 4.1% for the same period in 1996.

Amortization. Amortization of intangible assets was $1.1 million for the nine months ended September 30, 1997 as compared to $835,000 for the comparable 1996 period. The increase is attributable to the amortization of intangible assets associated with the Company's five acquisitions completed in 1996 and four acquisitions completed in 1997. As a percentage of revenue, amortization remained relatively consistent at 1.8% for the nine months ended September 30, 1997 as compared to 1.9% in the same period for 1996.

Interest. Interest expense decreased from $1.6 million for the nine months ended September 30, 1996 to $150,000 for the comparable 1997 period. The decrease was due to the reduction in interest expense related to the Company's senior term loans, borrowings under the Revolving credit facility and the cash portion of the deferred purchase price being paid in full on May 30, 1996 with a portion of the proceeds from the Company's 1996 equity offering. Additionally, for the nine months ended September 30, 1996, the Company had recorded $640,000 related to non-cash imputed interest expense associated with the fixing of the deferred purchase price for Transcriptions, Ltd. which does not exist in 1997.

Three Months Ended September 30, 1997 and 1996

Revenues. Revenues increased 41.2% to $21.9 million for the three months ended September 30, 1997 from $15.5 million for the comparable 1996 period. The $6.4 million increase reflected approximately $4.0 million of additional revenues generated from new and existing clients, and $2.4 million of base revenues from the Company's medical transcription acquisitions since July 1, 1996.

Cost of Revenues. Cost of revenues increased from $11.5 million for the three months ended September 30, 1996 to $16.1 million for the comparable 1997 period. As a percentage of revenues, cost of revenues decreased from 74.1% in the second quarter of 1996 to 73.4% for the comparable 1997 period. The percentage decrease in cost of revenues primarily resulted from a decrease in telecommunication costs.

Selling, General and Administrative. Selling, general and administrative expenses increased to $1.2 million for the three months ended September 30, 1997 from $857,000 for the comparable 1996 period. As a percentage of revenues, selling, general and administrative expenses decreased from 5.5% in the second quarter of 1996 to 5.4% in the comparable 1997 period.

Depreciation. Depreciation expense increased from $609,000 for the three months ended September 30, 1996 to $964,000 for the comparable 1997 period. As a percentage of revenue, depreciation increased to 4.4% for the three months ended September 30, 1997 compared to 3.9% for the comparable period in 1996. The increase in depreciation expense is largely due to increased capital expenditures in the quarter ended September 30, 1997, which has added additional capacity for future growth.

Amortization. Amortization of intangible assets was $396,000 for the three months ended September 30, 1997 as compared to $291,000 for the comparable 1996 period. The increase is attributable to the amortization of intangible assets associated with the Company's five acquisitions completed in 1996 and four acquisitions completed in 1997. As a percentage of revenue, amortization remained relatively consistent at 1.8% for the three months ended September 30, 1997 as compared to 1.9% in the same period for 1996.

Interest. Interest expense decreased from $63,000 for the three months ended September 30, 1996 to $29,000 for the comparable 1997 period.

Liquidity and Capital Resources

     At September 30, 1997, the Company had working capital of $20.3 million, including $13.3 million of cash and cash equivalents. During the nine months ended September 30, 1997, the Company's operating activities provided cash of $10.3 million as compared to $2.6 million in the comparative prior year nine month period. The increase in cash provided by operating activities was primarily related to increases in net income from operations, accrued payroll and accrued expenses, as well as improvement of the accounts receivable collections.

     During the nine months ended September 30, 1997, the Company purchased $3.3 million of capital equipment and completed the acquisition of four medical transcription businesses. These expenditures were financed through cash flows from operations and the issuance of subordinated notes payable to sellers.

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

     Effective December 29, 1995 the Company and the former owner of Transcriptions, Ltd., who include the Company's current Chief Executive Officer and Chief Operating Officer, amended the Transcriptions purchase agreement to fix the amount of the deferred purchase price (see Note 2 of Notes to Consolidated Financial Statements). The amendment provided for the Company to pay $18,375 in cash and issue 1,292 shares of Common Stock (valued at $4,550 for financial reporting purposes) on August 31, 1996. The cash portion of the deferred purchase price was discounted and presented as a subordinated payable at December 31, 1995. In May 1996, the Company repaid the cash portion of the payable, and the Common Stock was issued in August 1996.

     The Company believes that cash flow generated from the Company's operations and its borrowing capacity under the Chase Facility should be sufficient to meet its current working capital and capital expenditure requirements. Additional funds may be required in connection with future acquisitions, if any.

Special Note Concerning Forward Looking Statements

     Other than the historical Financial Information and related Notes contained in Part I, Item 1 hereof, this Report, including, without limitation, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of various risks, including, without limitation, the dependence on a single line of business; rapid technological change; inability to expand into new markets; inability to make and successfully integrate acquisitions; inability to attract and retain key personnel and transcriptionists; the effects of regulatory changes in the healthcare industry; the potential for significant fluctuations in operating results; and the potential volatility of the Company's common stock.

                         Part II - Other Information



Item 1. -  Legal Proceedings                                  - Not Applicable

Item 2. -  Changes in Securities and Use of Proceeds          - Not Applicable

Item 3. -  Default upon Senior Securities                     - Not Applicable

Item 4. -  Submission of Matters to Security Holders          - Not Applicable

Item 5. -  Other Information                                  - Not Applicable

Item 6. -  Exhibits and Reports on Form 8-K

           a)  Exhibits:

               Computation of earnings per share                    11.0

               Financial Data Schedule                              27.0

           b)  Reports on Form 8-K

             During the quarter ended September 30, 1997, the Company filed a Report on Form 8-K dated August 15, 1997, relating to the three for two stock split of the Company's common stock, without par value.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MedQuist Inc.
                                            Registrant
Date:  November 12, 1997
       -----------------
                                            By:/s/John R. Emery
                                               -------------------------
                                               John R. Emery
                                               Chief Financial Officer