Form 10-K
period 1997-12-31
MEDQUIST INC
filed 1998-03-25
CIK 884497

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (the "Act")

                                  MEDQUIST INC.
             (Exact name of registrant as specified in its charter)

For the fiscal year ended December 31, 1997       Commission file number 0-19941

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $442 million on March 23, 1998, based on the closing price of Registrant's Common Stock as reported on the Nasdaq National Market as of such date.

     The number of shares of the Registrant's Common Stock, no par value, outstanding as of March 23, 1998 was 10,995,584.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference.

     Part III - Proxy Statement to be filed with the Commission in connection with the 1998 Annual Meeting.

                                     PART I

Item 1. BUSINESS

     The following report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated or implied in any such forward-looking statements as a result of various risks, including, without limitation, rapidly changing technology; inability to manage and maintain growth; inability to penetrate new markets; inability to make and successfully integrate acquisitions; inability to attract and retain qualified management and transcriptionists; decreased demand for existing products; and lack of a market for new products.

General

     The Company is a leading national provider of electronic transcription and data management services to the healthcare industry. Through its proprietary software, open architecture environment and network of more than 2,800 trained transcriptionists, the Company converts free-form medical dictation into electronically formatted patient records which healthcare providers use in connection with patient care and for other administrative purposes. The Company's customized outsourcing services enable clients to improve the accuracy of transcribed medical reports, reduce report turnaround times, shorten billing cycles and reduce overhead and other administrative costs. The Company believes that the electronic capture and delivery of free-form physician dictation are key components in the increasing implementation by healthcare providers of electronic medical record systems.

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

Company History

     The Company was incorporated in New Jersey in 1987 as a group of out-patient healthcare businesses affiliated with a non-profit healthcare provider. During the last several years, the Company sold its out-patient businesses, acquired Transcriptions, Ltd. in May 1994 and two other regional transcription businesses in 1995, and sold its receivables management division in December 1995. The Company acquired five regional transcription companies in 1996 and an additional five regional transcription companies in 1997. As used herein, the term the "Company" includes all of its subsidiaries, including its subsidiary Transcriptions, Ltd., as well as its predecessor.

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

     Capitalize on Emerging Technologies. The Company is initiating relationships with developers and end-users of emerging technologies, such as voice-recognition, data mining and outcomes analysis and Internet based telecommunications to create value added services for its clients and to participate in the development of the computer based patient record. During 1997, the Company formed a strategic alliance with Lernout & Hauspie Speech Products to develop and market a clinical workstation which integrates voice recognition, structured input and free-form dictation. Also during 1997, the Company and Synthesys Technologies, Inc. executed a co-marketing agreement to market Synthesys' data mining and outcomes analysis software to the Company's customer base.

     Pursue Strategic Acquisitions. The Company intends to pursue acquisitions of other transcription companies which expand its client base, management team, network of qualified transcriptionists or geographic presence, as well as acquisitions, joint ventures and other relationships which expand its technological expertise. As the largest pubicly traded company engaged primarily in providing medical transcription services, the Company believes that it can capitalize on consolidation opportunities within the fragmented medical transcription industry. In 1996 and 1997, respectively, the Company completed five and five acquisitions of small regional medical transcription companies.

The MedQuist Integrated System

     The Company integrates proprietary software with sophisticated digital dictation equipment, a healthcare provider's host system, a network of more than 2,800 transcriptionists and an experienced management team to provide customized solutions for hospitals and other healthcare providers. Through its outsourced transcription and data management services, the Company captures and stores free-form medical dictation, professionally transcribes such dictation into accurate reports, and electronically receives, reviews and distributes final reports to a client by up-loading them into the client's computer system for placement into a patient's medical record. Authorized individuals at multiple locations can access this electronic information when needed for administrative, billing and patient care purposes. The Company believes that the transcription and management of free-form dictation are key components in the increasing implementation of electronic medical record systems.

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

     Fast, Accurate and Reliable Reports. The Company believes that due to its large number (more than 2,800) of trained transcriptionists and its ability to allocate work among them efficiently, it is able to reduce the production turnaround times for transcribed medical reports. MTS allows a match of client turnaround requirements and transcriptionist availability that an in-house staff or smaller organization generally cannot provide. MTS also provides editing and electronic review capabilities, such as specific reference to pages or clauses to alert clients to potential deficiencies, that increase accuracy and reliability. The quality of its transcriptionists and the capabilities of MTS enable the Company to deliver its services on a cost-effective basis.

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

     The Company has also made technological enhancements to MTS to increase the speed and accuracy of its transcriptionists. Completed projects include the development of keys and keystroke combinations which translate into commonly used, often misspelled, medical and technical terms. Additional improvements in the MTS online spellcheck and editing systems are currently under development, as are enhancements to the Company's electronic signature capability, the Company's use of facsimile servers to facilitate the distribution of transcribed reports to multiple locations, and the conversion of ASCII text into HTML documents for transmission over computer networks. During 1997, the Company formed a strategic alliance with Lernout & Hauspie Speech Products to develop and market a clinical workstation which integrates voice recognition, structured input and free-form dictation. Also during 1997, the Company and Synthesys Technologies, Inc. executed a co-marketing agreement to market Synthesys' data mining and outcomes analysis software to the Company's customer base.

Clients

     The Company's diversified client base includes more than 800 hospitals and other healthcare organizations and physician practice groups. A majority of the Company's largest clients are hospitals, including large metropolitan hospitals and major teaching hospitals. Additional clients include health maintenance organizations and out-patient clinics. The Company's clients are located in 42 states and the District of Columbia. The following table sets forth certain information relating to the Company's client profile and their contribution to the Company's revenue for 1997 and 1996:

                                                       Percentage of Revenues
Type of Client                                          1997            1996
--------------                                          ----            ----

Hospital Medical Records Departments.............       68.0%           69.7%
Other Hospital Departments.......................       21.8%           20.9%
HMOs, Out-Patient Clinics and Other
  Healthcare Providers...........................        8.4%            8.5%
Physician Practice Groups........................        1.8%            0.9%

Sales and Marketing

     All office managers and operational vice presidents, as well as the Company's senior management, including the Chief Executive Officer, have sales responsibilities. Based on input from new clients, the Company believes that, historically, new clients have utilized its services in large part due to recommendations and references by its existing national client base, and that references from its existing client base will continue to be a key component of its marketing and sales strategy. In addition to its traditional transcription services to hospital medical record departments, the Company's target markets include patient care departments, such as radiology, emergency rooms, oncology, pathology, pediatrics and cardiology, health maintenance organizations, physician practice groups and out-patient clinics.

     When performing sales and marketing responsibilities, the Company's employees utilize a consultative sales and marketing approach by establishing a working relationship with its clients through a series of direct meetings with the chief financial officer, health information manager, chief information officer and other key individuals at the client's organization. In this manner, the Company obtains information concerning the particular needs of a client and educates the client as to how the Company's services can be customized to meet those needs. As part of its marketing efforts, the Company also advertises in national healthcare trade publications (including those sponsored by the American Health Information Management Association), and participates in industry conventions.

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

Employees

     As of March 1, 1998, the Company employed 857 persons, of whom 42 are administrative, 29 are branch office managers, 59 are technical support, 366 are clerical and other support personnel, and 361 are transcriptionists. In addition, 2,517 persons provide transcription services to the Company from their homes. The Company compensates its transcriptionists under a production incentive-based compensation structure based upon their performance (including accuracy, speed and output). The Company believes that its ability to engage at-home transcriptionists enables it to compete effectively for the limited number of skilled transcriptionists. By being able to work out of their homes, qualified transcriptionists can make their own hours, eliminate commuting costs and time and have the benefits of flexible work hours. Additionally, many of the Company's transcriptionists are working parents with children and the ability to work at home permits them to reduce child care costs.

     The Company treats its at-home transcriptionists as independent contractors for state tax, benefits and unemployment purposes and statutory employees for social security and federal income tax purposes. A successful challenge to the Company's position or a change in applicable law could result in the incurrence of liability for withholding taxes, disability payments, unemployment payments, interest and penalties by the Company.

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

     None of the Company's employees are represented by a labor union. The Company considers its relations with its employees and at-home transcriptionsts to be good.

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

Intellectual Property

     The Company considers its MTS and DTS trademarks and its corporate names MedQuist and Transcriptions, Ltd. to be important to the operation of its business and the marketing of its services. The Company has been issued a registered trademark for the corporate names "MedQuist" and "Transcriptions, Ltd.". No registered trademark has been issued for MTS or DTS. The Company regards the software underlying its services as proprietary, and relies primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has no patents or patent applications pending, and relies on existing trade secrets and copyright laws to afford it protection against unauthorized use. The Company is not aware that any of its software, trademarks or other proprietary rights infringe the proprietary rights of third parties.

Year 2000 Compliance

     The company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The company relies on its systems in operating and monitoring all aspects of its business. The company also relies on the external systems of its customers, suppliers and other organizations with which it does business. Management is in the process of assessing its internal and external systems to assure the company is prepared for the year 2000. Management does not anticipate that the company will incur significant expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. To date, no material issue has been identified as they relate to the company's efforts to identify year 2000 issues. However, despite the company's efforts thus far to address year 2000 compliance, the company cannot guarantee that all internal or external systems will be compliant, or that its business will not be materially adversely affected by any such non-compliance.

Item 2. PROPERTIES

     The Company does not own any real property. The Company leases office and other space for 38 service centers in 26 states. The Company's typical service center ranges in size from 1,000 to 7,000 square feet and is leased for a term ranging from three to five years. The Company's executive offices comprise 14,000 square feet and has 2 years remaining on its lease. The Company believes that there is adequate office space available to it should it need to move or expand and that minimal leasehold improvements are required in order to open a new location.

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

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     Since May 24, 1996 the Common Stock has been traded on the Nasdaq National Market under the symbol "MEDQ". From September 20, 1994 until May 24, 1996, the Common Stock was traded on the American Stock Exchange under the symbol "MBS." The following table sets forth, for the last two fiscal years and for the first quarter of 1998 through the date set forth below, the high and low reported closing sale prices for the Common Stock for the period during which the Common Stock has been traded on the American Stock Exchange and the range of high and low bid quotations for the period in which the Common Stock was quoted in the Nasdaq National Market. The bid quotations for the Nasdaq National Market reflect inter-dealer prices, do not include retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

                                                              High      Low
                                                              ----      ---
     1996
              First Quarter..............................      8.67     5.58
              Second Quarter.............................     13.83     8.08
              Third Quarter..............................     14.83     8.33
              Fourth Quarter.............................     16.67    11.00

     1997
              First Quarter..............................     17.67    14.50
              Second Quarter.............................     20.25    12.67
              Third Quarter..............................     23.38    19.75
              Fourth Quarter.............................     34.75    22.00

     1998
              First Quarter..............................     38.88    30.38

     The above noted bid quotations reflect a three for two stock split effected on September 9, 1997.

     On March 23, 1998 the closing sale price for the Common Stock, as reported on the Nasdaq National Market, was $38.38 per share, and there were 90 record holders of the Common Stock and the Company estimates there were approximately 1,959 beneficial holders.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below reflects selected consolidated financial data of the Company for the periods indicated, after giving retroactive effect of the Company's discontinued operations. The selected consolidated financial data for each of the five years ended December 31, 1997 have been derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the consolidated financial statements of the company and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

                                                               Year Ended December 31,
                                         ----------------------------------------------------------------------
                                                         (In thousands, except per share data)

                                              1997         1996           1995           1994          1993
                                              ----         ----           ----           ----          ----
Statement of Operations Data:
Revenues(1) .........................      $ 84,590      $ 61,480       $ 45,127       $ 24,841       $   --
Costs and expenses:
  Cost of revenues ..................        62,282        45,591         33,711         18,677           --
  Selling, general and administrative         4,620         3,579          4,325          2,798          1,688
  Depreciation ......................         3,568         2,468          1,862            639             60
  Amortization of intangible assets .         1,517         1,176            496            264             12
                                           --------      --------       --------       --------       --------
     Total operating expenses .......        71,987        52,814         40,394         22,378          1,760
                                           --------      --------       --------       --------       --------
Operating income (loss) .............        12,603         8,666          4,733          2,463         (1,760)
Interest expense ....................           173         1,649          3,695          2,738          1,426
                                           --------      --------       --------       --------       --------
Income (loss) from continuing
  operations before income taxes ....        12,430         7,017          1,038           (275)        (3,186)
Income tax provision (benefit) ......         4,799         2,833            431           (109)        (1,290)
                                           --------      --------       --------       --------       --------
Income (loss) from continuing
  operations(1) .....................         7,631         4,184            607           (166)        (1,896)
Discontinued operations (2) .........          --            --           (1,729)         1,612          3,746
Extraordinary item (3) ..............          --            --             (545)          --             --
                                           --------      --------       --------       --------       --------
Net income (loss) ...................         7,631         4,184         (1,667)         1,446          1,850
Inducement deduction(4) .............          --            (707)          --             --             --
                                           --------      --------       --------       --------       --------
Net income (loss) available to
  common shareholders ...............      $  7,631      $  3,477       $ (1,667)      $  1,446       $  1,850
                                           ========      ========       ========       ========       ========
Basic income (loss) per
  common share (5)(6):
   Continuing operations (1) ........      $   0.73      $   0.52       $   0.17       $  (0.05)      $  (0.44)
   Discontinued operations(2) .......          --            --            (0.49)          0.48           0.88
   Extraordinary item (3) ...........          --            --            (0.16)          --             --
   Inducement deduction (4) .........          --           (0.09)          --             --             --
                                           --------      --------       --------       --------       --------
                                           $   0.73      $   0.43       $  (0.48)      $   0.43       $   0.44
                                           ========      ========       ========       ========       ========
Diluted income (loss) per
  common share (5)(6):
    Continuing operations (1) .......      $   0.68      $   0.47       $   0.16       $  (0.05)      $  (0.44)
    Discontinued operations(2) ......          --            --            (0.46)          0.48           0.88
    Extraordinary item (3) ..........          --            --            (0.15)          --             --
    Inducement deduction (4) ........          --           (0.08)          --             --             --
                                           --------      --------       --------       --------       --------
                                           $   0.68      $   0.39       $  (0.45)      $   0.43       $   0.44
                                           ========      ========       ========       ========       ========

Balance Sheet Data:

                                                                      December 31,
                                         ----------------------------------------------------------------------
                                                                    (In thousands)

                                              1997         1996           1995           1994          1993
                                              ----         ----           ----           ----          ----

Working capital .....................       $22,723       $18,355        $ 4,926        $   776        $ 1,108
Total assets ........................        90,805        74,341         58,095         51,403         25,041
Long-term debt, net of
  current portion ...................         1,404         1,719         15,956         30,415         12,395
Shareholders' equity ................        76,317        65,695         10,420         10,692          9,071

-------

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

(4) Represents issuance of 64 shares of common stock to induce a warrant holder to exercise. The Company has recorded a $707 non-recurring deduction from net earnings available to common shareholders. See Note 8 of Notes to Consolidated Financial Statements.

(5)  In February 1997, the FASB issued Statement 128, "Earnings Per Share" (SFAS
     128), which provides changes in the calculation of earnings per share for financial statements issued for periods ending after December 15, 1997. This statement also requires restatement of all prior-period EPS data presented. Therefore, the income per share computations for all years presented reflect the adoption of SFAS 128. See note 1 of Notes to Consolidated Financial Statements.

(6) On September 9, 1997, the Company effected a three for two stock split for all shares of common stock. All share data presented herein has been retroactively adjusted to reflect the split. See Note 1 of Notes to Consolidated Financial Statements.

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

     In May 1996, the Company consummated a secondary public offering of is common stock, selling 3.3 million shares at a price of $11.33. In June 1996, the underwriters exercised their over-allotment for an additional 461,000 shares. A portion of the net proceeds from the offering was used to pay in full the cash portion of the deferred purchase price payable to related parties in connection with the acquisition of Transcriptions, Ltd. and to repay in full borrowings outstanding under the Company's senior credit facility with certain lenders. The remaining net proceeds were used by the Company for general corporate purposes.

     Simultaneous with the closing of the secondary offering, the Company issued
1.4 million shares of common stock to a warrant holder. The warrant holder exercised its warrants to purchase preferred stock by canceling the $7.0 million principal amount of a senior subordinated note and simultaneously converting such preferred stock into common stock. In addition, the Company issued 63,750 additional shares of common stock to induce the warrant holder to exercise. As a result of this issuance, the Company has recorded a $707,000 or $0.08 per diluted share non-recurring deduction from net earnings available to common shareholders in 1996.

     In connection with the Company's May 1994 credit agreement, the Company issued the agent bank warrants to purchase 113,000 shares of common stock, at an exercise price of $4.49 per share. These warrants were exercised on June 12, 1997 by the agent bank for proceeds to the company of $508,000.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Continuing Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                              1997        1996        1995
                                                              ----        ----        ----
Revenues ............................................        100.0%      100.0%      100.0%
Costs and expenses:
  Cost of revenues ..................................         73.6        74.2        74.7
  Selling, general and administrative ...............          5.5         5.8         9.6
  Depreciation ......................................          4.2         4.0         4.1
  Amortization of intangible assets .................          1.8         1.9         1.1
                                                             -----       -----       -----
Operating income ....................................         14.9        14.1        10.5
Interest expense ....................................          0.2         2.7         8.2
                                                             -----       -----       -----
Income from continuing operations before
  income taxes.......................................         14.7        11.4         2.3
Income tax provision ................................          5.7         4.6         1.0
                                                             -----       -----       -----
Income from continuing operations ...................          9.0         6.8         1.3
                                                             =====       =====       =====

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues. Revenues increased 37.6% from $61.5 million in 1996 to $84.6 million in 1997. The $23.1 million increase over 1996 is composed of $15.1 million from internally generated growth and $8.0 million of revenues from acquisitions.

     Cost of Revenues. Cost of revenues increased 36.6% from $45.6 million in 1996 to $62.3 million in 1997 directly related to the increase in revenues. As a percentage of revenues, cost of revenues decreased from 74.2% in 1996 to 73.6% in 1997, primarily related to a decrease in telecommunication costs.

     Selling, General and Administrative. Selling, general and administrative expense increased 27.8% from $3.6 million in 1996 to $4.6 million in 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 5.8% in 1996 to 5.5% in 1997. The decrease in selling, general and administrative costs as a percentage of revenue is primarily due to the ability of the Company to leverage its overhead expenses.

     Depreciation. Depreciation increased 44.0% from $2.5 million in 1996 to $3.6 million in 1997. As a percentage of revenues, depreciation increased to 4.2% in 1997 compared to 4.0% in 1996. The increase in depreciation is primarily due to additional capital expenditures made in 1997 to upgrade and increase capacity of digital voice recording systems.

     Amortization. Amortization of intangible assets was $1.2 million in 1996 as compared to $1.5 million in 1997. The increase in 1997 is attributable to the amortization of intangible assets associated with the Company's five acquisitions completed in 1996 and five acquisitions completed in 1997. As a percentage of revenue, amortization remained relatively consistent at 1.8% in 1997 as compared to 1.9% in 1996.

     Interest. Interest expense decreased from $1.6 million in 1996 to $173,000 in 1997. The decrease in 1997 was related to the Company's senior term loans, borrowings under the Revolving credit facility and the cash portion of the deferred purchase price being paid in full on May 30, 1996 with a portion of the proceeds from the Company's 1996 equity offering. Additionally, in 1996 the Company had recorded $640,000 related to non-cash imputed interest expense associated with the fixing of the deferred purchase price for Transcriptions, Ltd. which did not exist in 1997.

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

     Cost of Revenues. Cost of revenues increased 35.3% from $33.7 million in 1995 to $45.6 million in 1996 directly related to the increase in revenues. As a percentage of revenues, cost of revenues decreased from 74.7% in 1995 to 74.2% in 1996, primarily related to a decrease in wage related expenses, partially offset by an increase in telecommunication costs.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 16.3% from $4.3 million in 1995 to $3.6 million in 1996. The decrease is primarily attributed to a $697,000 non-recurring charge in 1995 related to retirement and severance costs. As a percentage of revenues, selling, general and administrative expenses decreased from 9.6% in 1995 to 5.8% in 1996.

     Depreciation. Depreciation increased 31.6% from $1.9 million in 1995 to $2.5 million in 1996. The aggregate increase in 1996 reflects continued capital purchases to support the increased revenue base. As a percentage of revenues, depreciation remained relatively consistent at 4.0% in 1996 compared to 4.1% in 1995.

     Amortization. Amortization of intangible assets was $1.2 million in 1996 as compared to $496,000 in 1995. The increase in 1996 is attributable to the increase in intangible assets associated with the fixing of the deferred purchase price for Transcriptions, Ltd., which the Company began to amortize effective December 29, 1995, and the impact of the intangible assets associated with the Company's five acquisitions completed in 1996

     Interest. Interest expense decreased from $3.7 million in 1995 to $1.6 million in 1996. The decrease in 1996 was due to the prepayment of approximately $16.7 million of debt with the net proceeds from the sale of the receivables management business in December 1995, partially offset by an increase of $640,000 related to the non-cash imputed interest associated with the fixing of the debt portion of the deferred purchase price for Transcriptions, Ltd. in December 1995. On May 30, 1996 the Company's senior term loans, borrowings under the revolver and the debt portion of the deferred purchase price were paid in full with a portion of the proceeds from the Company's 3.8 million share equity offering.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Extraordinary Item

     During 1995, the Company recorded an extraordinary loss on the early extinguishment of debt of $545,000. The extraordinary loss is the result of the write off of certain deferred financing costs incurred in May 1994.

Inducement of Preferred Stock Conversion

     Simultaneous with the closing of the Company's 1996 equity offering, a warrant holder exercised its warrants to purchase 1.4 million shares of convertible preferred stock by applying the $7.0 million principal amount of a senior subordinated note against the exercise price. The preferred stock was simultaneously converted into common stock. The Company issued 63,750 shares of common stock to induce the warrant holder to exercise. As a result of this issuance, the Company recorded a $707,000 or $0.08 per share non-recurring deduction from net income available to common shareholders.

Liquidity and Capital Resources

     At December 31, 1997, the Company had working capital of $22.7 million, including $12.3 million of cash and cash equivalents, which includes a restricted certificate of deposit of $1.3 million used to repay a note in January 1998. During 1997, the Company's operating activities provided cash of $11.3 million and during 1996 operating activities provided $5.0 million. The increase in cash provided by operating activities is primarily related to increases in net income and accrued expenses.

     During 1997, the Company purchased $4.6 million of capital equipment and completed the acquisition of five transcription businesses for approximately $3.7 million in cash and $3.3 million in subordinated promissory notes. The increase in capital equipment purchases of $1.4 million over 1996 is primarily due to the overall growth of the company. These expenditures were financed primarily through cash flows from operations and the issuance of subordinated notes payable to the sellers. In January 1998, the Company paid in full the $3.3 million in subordinated promissory notes issued in connection with the 1997 acquisitions.

     During 1997, option and warrant holders exercised 266,000 and 113,000 options and warrants to purchase common stock respectively. The exercises generated $1.8 million in cash used for general corporate purposes.

     On April 23, 1997, the Company amended the borrowing facility with Chase Manhatten Bank (the "Chase Facility"). The Chase Facility provides for a
$10 million senior unsecured revolving credit facility expiring April 23, 2000. The revolver bears interest at resetting rates selected by the Company from various alternatives. The interest rate alternatives are either (i) the greater of (x) prime rate, (y) the federal funds rate plus 0.5% (z) the bank's certificate of deposit rate plus 1%, or (ii) LIBOR plus 0.75%. The Chase Facility also allows for the Company to finance up to 100% of any acquisitions of companies that are in the business of providing transcriptions-related services. The financing of these acquisitions may be carved out of the revolving credit facility and amortized over five year periods (20 consecutive quarters). Each acquisition term loan that is created would permanently reduce the remaining revolving credit commitment by a like amount.

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

     Effective December 29, 1995 the Company and the former owner of Transcriptions, Ltd., who include the Company's current Chief Executive Officer and Chief Operating Officer, amended the Transcriptions purchase agreement to fix the amount of the deferred purchase price (see Note 2 of Notes to Consolidated Financial Statements). The amendment required the Company to pay $18.4 million in cash and issue 1.3 million shares of Common Stock (valued at $4.55 million for financial reporting purposes) on August 31, 1996. In May 1996, the Company paid the cash portion of the subordinated payable and the common stock was issued in August 1996.

     The Company believes that cash flow generated from the Company's operations and its borrowing capacity under the Chase Facility should be sufficient to meet its working capital and capital expenditure requirements. Additional funds may be required in connection with any future acquisitions, if any.

Year 2000 Compliance

     The company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The company relies on its systems in operating and monitoring all aspects of its business. The company also relies on the external systems of its customers, suppliers and other organizations with which it does business. Management is in the process of assessing its internal and external systems to assure the company is prepared for the year 2000. Management does not anticipate that the company will incur significant expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. To date, no material issue has been identified as they relate to the company's efforts to identify year 2000 issues. However, despite the company's efforts thus far to address year 2000 compliance, the company cannot guarantee that all internal or external systems will be compliant, or that its business will not be materially adversely affected by any such non-compliance.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements. The information called for by this Item is set forth on Pages F-1 through F-20.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1998 Annual Meeting.

Item 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1998 Annual Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1998 Annual Meeting.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1998 Annual Meeting.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit No.       Description
-----------       -----------

   3.1 Amended and Restated Certificate of Incorporation of the Company [incorporated] by reference to Exhibit 1 of the Company's Current Report on Form 8-K filed August 15, 1997.

   3.2 By-Laws of the Company incorporated by reference to Exhibit 3.2 of the Company's 1993 Annual Report on Form 10-K (the "1993 10-K").

   3.3    Certificate of Designation of Terms of Preferred Stock
          [incorporated by reference to Exhibit 3.3 of the Company's 1992 Annual Report on Form 10-K (the "1992 10-K").

   4.1    Specimen Stock Certificate incorporated by reference to Exhibit
          4.1 of the Company's Registration Statement (No. 333-3050) on Form S-1 (the "1996 Registration Statement").

 *10.1 Agreement between the Company and Richard J. Censits, dated January 29, 1996 [incorporated by reference to Exhibit 10.1 of the 1996 Registration Statement].

 *10.2 Incentive Stock Option Plan of the Company, dated January 1988 [incorporated by reference to Exhibit 10.2 of the Company's Registration Statement (No. 33-95968) on Form S-1 (the "1992 Registration Statement").

 *10.3 Stock Option Plan of the Company, dated January 1992, as amended [incorporated by reference to Exhibit 10.3 of the 1996 Registration Statement].

 *10.4 Nonstatutory Stock Option Plan for Non-Employee Directors of the Company, dated January 1992 [incorporated by reference to Exhibit 10.4 of the 1992 Registration Statement].

 *10.5    Employment Agreement by and between the Company and John R.
          Emery, [incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K")].

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

*10.11 Employment Agreement by and between the Company and James R. Emshoff, dated August 25, 1996 [incorporated by reference to Exhibit
          10.37 of the Company's Form 10-Q for the three-month period ended September 30, 1996 (the "9/30/95 10-Q").

 10.13 Amended and Restated Senior Subordinated Loan Agreement by and between the Company and Heller, dated as of December 29, 1996 [incorporated by reference to Exhibit 10.13 of the 1996 Registration Statement].

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

 10.18 Amendment to Class A Warrant, dated as of December 29, 1996 [incorporated by reference to Exhibit 10.18 of the 1996 Registration Statement].

 10.19 Amendment to Class B Warrant, dated as of December 29, 1996 [incorporated by reference to Exhibit 10.19 of the 1996 Registration Statement].

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K - Continued

Exhibit No.       Description
-----------       -----------

 10.21 Amendment to the Transcriptions Agreement, dated September 30, 1996, [incorporated by reference to Exhibit 10.30.1 of the 9/30/95 10-Q].

 10.22    Amendment to the Transcriptions Agreement, dated November 1,
          1996 [incorporated by reference to Exhibit 10.30.2 of the 9/30/95
          10-Q].

 10.23 Registration Rights Agreement among the Company, David A. Cohen and Edward Forstein, dated September 30, 1996, [incorporated by reference to Exhibit 10.30.4 of the 9/30/95 10-Q].

 10.24 Amended and Restated Credit Agreement among the Company, Transcriptions, Ltd., the Guarantors named therein, the Lenders named therein and Chemical Bank as agent, dated December 29, 1996 [incorporated by reference to Exhibit 10.24 of the 1996 Registration Statement].

 10.26 Asset Purchase Agreement among the Company, MedQuist CCI, L.P., and Medaphis Hospital Services Corporation, dated December 31, 1996 [incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K filed on January 12, 1996 (the "1/12/96 8-K")].

 10.27 Stock Purchase Agreement among the Company, MedQuist Receivables Management Company and Medaphis Hospital Services Corporation [incorporated by reference to Exhibit 3 of the 1/12/96 8-K].

 10.28 Form of Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.33 of the 1996 Registration Statement].

 10.29 Agreement among the Company, Heller and Heller Financial, Inc., dated March 29, 1996 [incorporated by reference to Exhibit 10.29 of the 1996 Registration Statement].

 10.30 Amendment and Assignment of Registration Rights Agreement among Heller Financial, Inc., Heller and the Company, dated May 27, 1994 [incorporated by reference to Exhibit 10.30 of the 1996 Registration Statement].

 10.31 Second Amendment to Registration Rights Agreement between Heller and the Company, dated December 29, 1996 [incorporated by reference to
          Exhibit 10.31 of the 1996 Registration Statement].

  22.1 Subsidiaries [incorporated by reference to Exhibit 22.1 of the 1996 Registration Statement].

  23.1    Consent of Arthur Andersen LLP, filed herewith.

  24.1    Powers of Attorney (included on signature page)

  27.1    Financial Data Schedule, Restated 1996

  27.2    Financial Data Schedule, Restated 1997

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

(c)  Reports on Form 8-K

     During the fourth quarter of 1997, the Company filed no Reports on Form
     8-K.

                         MEDQUIST INC. AND SUBSIDIARIES
                         ------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




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

CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                           F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-7

FINANCIAL STATEMENT SCHEDULE:
  II. Valuation and Qualifying Accounts                                  F-20

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To MedQuist Inc.:

We have audited the accompanying consolidated balance sheets of MedQuist Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedQuist Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


                                                     ARTHUR ANDERSEN LLP



Philadelphia, Pa.,
   February 2, 1998

                         MEDQUIST INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                     December 31
                                                                                --------------------
                                                                                  1997         1996
                                                                                 ------       ------
                                            ASSETS
                                            ------
Current assets:
   Cash and cash equivalents                                                    $12,334      $ 8,878
   Accounts receivable, net of allowance of $439 and $318                        19,822       14,239
   Deferred income taxes                                                            693          237
   Prepaid expenses and other                                                       132          123
                                                                                -------      -------
                  Total current assets                                           32,981       23,477
Property and equipment, net                                                       9,783        8,105
Intangible assets, net                                                           47,489       42,436
Other                                                                               552          323
                                                                                -------      -------
                                                                                $90,805      $74,341
                                                                                =======      =======

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------
Current liabilities:
   Current portion of long-term debt                                            $ 3,773      $   314
   Accounts payable                                                               1,095        1,034
   Accrued payroll                                                                2,815        1,913
   Accrued expenses                                                               2,575        1,861
                                                                                -------      -------
                  Total current liabilities                                      10,258        5,122
                                                                                -------      -------
Long-term debt                                                                    1,404        1,719
                                                                                -------      -------
Other long-term liabilities                                                         544          631
                                                                                -------      -------
Deferred income taxes                                                             2,282        1,174
                                                                                -------      -------
Commitments and contingencies (Note 11) Shareholders' equity:
   Common stock, no par value, 30,000 shares authorized, 10,674 and
     10,321 shares issued and outstanding                                          --           --
   Additional paid-in capital                                                    59,428       56,437
   Retained earnings                                                             16,889        9,258
                                                                                -------      -------
                  Total shareholders' equity                                     76,317       65,695
                                                                                -------      -------
                                                                                $90,805      $74,341
                                                                                =======      =======


        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)


                                                               Year Ended December 31
                                                        -------------------------------------
                                                          1997          1996           1995
                                                        --------      --------       --------
Revenues                                                $ 84,590      $ 61,480       $ 45,127
                                                        --------      --------       --------
Costs and expenses:
   Cost of revenues                                       62,282        45,591         33,711
   Selling, general and administrative                     4,620         3,579          4,325
   Depreciation                                            3,568         2,468          1,862
   Amortization of intangible assets                       1,517         1,176            496
                                                        --------      --------       --------
                  Total operating expenses                71,987        52,814         40,394
                                                        --------      --------       --------
Operating income                                          12,603         8,666          4,733
Interest expense                                             173         1,649          3,695
                                                        --------      --------       --------
Income from continuing operations
   before income taxes                                    12,430         7,017          1,038
Income tax provision                                       4,799         2,833            431
                                                        --------      --------       --------
Income from continuing operations                          7,631         4,184            607
Discontinued operations, net of income taxes:
     Income from operations                                 --            --            1,451
     Loss on disposal                                       --            --           (3,180)
                                                        --------      --------       --------
Income (loss) before extraordinary item                    7,631         4,184         (1,122)
Loss on early extinguishment of debt, net of
   income tax benefit                                       --            --             (545)
                                                        --------      --------       --------
Net income (loss)                                          7,631         4,184         (1,667)
Inducement of warrant exercise                              --            (707)          --
                                                        --------      --------       --------
Net income (loss) available to common shareholders      $  7,631      $  3,477       $ (1,667)
                                                        ========      ========       ========

Basic income (loss) per common share (Note 1):
   Income from continuing operations                    $   0.73      $   0.52       $   0.17
   Discontinued operations                                  --            --            (0.49)
   Extraordinary item                                       --            --            (0.16)
   Inducement of warrant exercise                           --           (0.09)          --
                                                        --------      --------       --------
                                                        $   0.73      $   0.43       $  (0.48)
                                                        ========      ========       ========
Diluted income (loss) per common share (Note 1):
   Income from continuing operations                    $   0.68      $   0.47       $   0.16
   Discontinued operations                                  --            --            (0.46)
   Extraordinary item                                       --            --            (0.15)
   Inducement of warrant exercise                           --           (0.08)          --
                                                        --------      --------       --------
                                                        $   0.68      $   0.39       $  (0.45)
                                                        ========      ========       ========

        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)




                                                              Common Stock           Additional
                                                        ------------------------       Paid-in        Retained
                                                          Shares         Amount        Capital        Earnings        Total
                                                         --------       --------       --------       --------       --------
BALANCE, DECEMBER 31, 1994                                  3,375       $   --         $  3,244       $  7,448       $ 10,692
   Net loss                                                  --             --             --           (1,667)        (1,667)
   Exercise of Common stock options,
     including tax benefit                                    260           --            1,210           --            1,210
   Issuance of Common stock in connection with
     business acquisition                                      35           --              185           --              185
                                                         --------       --------       --------       --------       --------

BALANCE, DECEMBER 31, 1995                                  3,670           --            4,639          5,781         10,420
   Net income                                                --             --             --            4,184          4,184
   Exercise of Common stock options,
     including tax benefit                                     49           --              336           --              336
   Issuance of Common stock in connection with
     business acquisitions                                  1,334           --            5,040           --            5,040
   Sale of Common stock, net of expenses                    3,760           --           39,442           --           39,442
   Exercise of warrants, including
     inducement charge                                      1,508           --            6,980           (707)         6,273
                                                         --------       --------       --------       --------       --------

BALANCE, DECEMBER 31, 1996                                 10,321           --           56,437          9,258         65,695
   Net income                                                --             --             --            7,631          7,631
   Exercise of Common stock options,
     including tax benefit                                    266           --            2,369           --            2,369
   Sale of Common stock, net of expenses                       15           --              219           --              219
   Purchase and retirement of Common stock, at cost
                                                              (41)          --             (676)          --             (676)
   Exercise of warrant, including
     tax benefit                                              113           --            1,079           --            1,079
                                                         --------       --------       --------       --------       --------

BALANCE, DECEMBER 31, 1997                                 10,674       $   --         $ 59,428       $ 16,889       $ 76,317
                                                         ========       ========       ========       ========       ========


        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Year Ended December 31
                                                                 --------------------------------------
                                                                   1997           1996           1995
                                                                 --------       --------       --------
OPERATING ACTIVITIES:
   Net income (loss)                                             $  7,631       $  4,184       $ (1,667)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities-
       Depreciation and amortization                                5,085          3,644          4,005
       Amortization of debt discounts                                --              704            131
       Loss on disposal of discontinued operations                   --             --            4,286
       Loss on early extinguishment of debt                          --             --              545
       Deferred income tax provision (benefit)                        310          1,294           (355)
       Changes in assets and liabilities, excluding
          effects of acquisitions and divestitures--
           Accounts receivable, net                                (3,950)        (4,106)        (2,377)
           Prepaid expenses and other                                 219            690            706
           Other assets                                              (213)           182           (128)
           Accounts payable                                           (96)        (1,206)         1,127
           Accrued payroll                                            590            684           (326)
           Accrued expenses                                         1,815         (1,024)           282
           Other long-term liabilities                                (87)           (79)           (91)
                                                                 --------       --------       --------
                  Net cash provided by operating activities        11,304          4,967          6,138
                                                                 --------       --------       --------
INVESTING ACTIVITIES:
   Purchases of property and equipment                             (4,636)        (3,211)        (3,448)
   Acquisitions, net of cash acquired                              (3,707)        (4,810)            (7)
   Proceeds from divestiture                                         --             --           16,723
                                                                 --------       --------       --------
                  Net cash provided by (used in)
                    investing activities                           (8,343)        (8,021)        13,268
                                                                 --------       --------       --------
FINANCING ACTIVITIES:
   Repayments of long-term debt and subordinated payable             (825)       (29,548)       (19,019)
   Proceeds from exercise of Common stock options                   1,269            226            796
   Net proceeds from issuance of Common stock                         219         39,442           --
   Purchase and retirement of Common stock, at cost                  (676)          --             --
   Deferred financing costs                                          --             --             (178)
   Proceeds from exercise of warrants                                 508           --             --
                                                                 --------       --------       --------
                  Net cash provided by (used in)
                    financing activities                              495         10,120        (18,401)
                                                                 --------       --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           3,456          7,066          1,005
CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                          8,878          1,812            807
                                                                 --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 12,334       $  8,878       $  1,812
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

                         MEDQUIST INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (in thousands, except per-share amounts)



1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Background

MedQuist Inc. is a leading national provider of electronic transcription and document management services to the health care industry in the United States. MedQuist Inc. was incorporated in New Jersey in 1987 as a group of outpatient health care businesses affiliated with a nonprofit health care provider. In May 1994, Transcriptions, Ltd. was acquired (see Note 2). In November 1995, MedQuist Inc. discontinued its receivables management business. The operations and net assets of the receivables management business and the outpatient businesses, which together formed one business segment, have been accounted for as discontinued operations (see Note 3).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MedQuist Inc. and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated.

Common Stock Split

On September 9, 1997, the Company effected a 3-for-2 stock split for all shares of Common stock. All share data in the accompanying financial statements has been retroactively adjusted to reflect the stock split.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and contingency disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Fees for transcription-related services are based primarily on contracted rates, and revenue is recognized upon the rendering of services and delivery of records. Included in revenues are franchise fees of $121, $239 and $317 for the years ended December 31, 1997, 1996 and 1995, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less, consisting primarily of cash on deposit with banks. At December 31, 1997, cash and cash equivalents included a restricted certificate of deposit of $1,339 which was used to repay a note payable in January 1998.

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

Intangible Assets

Intangible assets consist primarily of the excess of cost over the net asset value of acquired businesses and customer lists and are being amortized over 20 to 40 years and 20 years, respectively. Subsequent to its acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the intangible asset should be written down to fair value. As of December 31, 1997, management believes that no revision to the remaining useful lives or write-down of intangible assets is required.

Accrued Expenses

Accrued expenses consist primarily of deferred revenue, accrued interest, deferred telephone credits and accrued professional fees. At December 31, 1997 and 1996, deferred revenue was $496 and $492, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $148, $102 and $162 for the years ended December 31, 1997, 1996 and 1995, respectively.

Statements of Cash Flow Information

For the years ended December 31, 1997, 1996 and 1995, the Company paid interest of $174, $674 and $3,155, respectively, and income taxes of $2,495, $1,675 and $478, respectively. Capital lease obligations of $174, $191 and $531 were incurred on equipment leases entered into in 1997, 1996 and 1995, respectively.

     The following table displays the net noncash assets and liabilities that were consolidated as a result of the Company's business acquisitions (see Note
2):

                                                               Year Ended December 31
                                                            ------------------------------
                                                              1997        1996      1995
                                                            --------    --------  --------
     Noncash assets (liabilities):
        Accounts receivable                                 $ 1,633     $   364   $    169
        Prepaid expenses and other                              243          59         19
        Property and equipment                                  613         446        213
        Intangible assets                                     6,588       6,389     23,183
        Accounts payable and accrued
          expenses                                           (1,781)       (335)      (299)
        Long-term debt                                         (252)       (305)      (379)
                                                            -------     -------   --------

                       Net noncash assets acquired            7,044       6,618     22,906

        Less-Seller notes and payables                       (3,337)     (1,318)   (22,714)
        Common stock issued                                     --         (490)      (185)
                                                            -------     -------   --------

                       Net cash paid for business
                          acquisitions                      $ 3,707     $ 4,810   $      7
                                                            =======     =======   ========

Income Taxes

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

Income (Loss) Per Common Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share and requires the restatement of prior year amounts. The Company adopted SFAS No. 128 effective December 31, 1997.

Basic income per share is calculated by dividing net income by the weighted average number of shares of Common stock outstanding for the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of Common stock outstanding for the period, adjusted for the dilutive effect of Common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted income per share computations for income from continuing operations:

                                                        Year Ended December 31
                        ----------------------------------------------------------------------------------------
                                   1997                           1996                          1995
                        ---------------------------   ---------------------------   ----------------------------
                                          Per Share                     Per Share                      Per Share
                        Income    Shares    Amount    Income    Shares    Amount    Income    Shares     Amount
                        ------    ------  ---------   ------    ------  ---------   ------    ------   ---------
Basic income from
   continuing
   operations           $ 7,631   10,503   $  0.73    $ 4,184     8,057  $  0.52    $   607     3,485  $    0.17
Effect of dilutive
   securities                --      775     (0.05)        --       946    (0.05)        --       276      (0.01)
                        -------   ------   --------   -------   -------  --------   -------   -------  ---------
Diluted income from
   continuing
   operations           $ 7,631   11,278   $  0.68    $ 4,184     9,003  $  0.47    $   607     3,761  $    0.16
                        =======   ======   =======    =======   =======  =======    =======   =======  =========

In 1997, 270 Common stock options were excluded from the diluted computation because their effect would be anti-dilutive.

New Accounting Pronouncements

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. The Company has complied with the disclosure requirements of this statement.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will have no effect on the Company's financial statements.

2. ACQUISITIONS:

Effective May 1, 1994, the Company purchased substantially all of the assets of Transcriptions, Ltd. and affiliates ("Transcriptions"), as well as assumed certain liabilities, as defined, for $16,930 in cash, including acquisition costs of $322, plus the payment of Transcriptions' interest bearing debt of $5,816, plus a deferred purchase price based on future operating results. Effective December 29, 1995, and in connection with the sale of the receivables management division (see Note 3), the Company fixed the deferred purchase price by agreeing to pay the former owners of Transcriptions $18,375 in cash and issue 1,292 shares of Common stock (valued at $4,550 for financial reporting purposes) on August 31, 1996.

The total purchase price for the Transcriptions acquisition was $44,797. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities.

The following unaudited pro forma summary presents the results of operations of the Company as if the Transcriptions acquisition, including the payment of the deferred purchase price which causes additional amortization and interest expense, had occurred on January 1, 1995. The pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the period presented.

                                                                    Year Ended
                                                                    December 31,
                                                                        1995
                                                                    ------------
    Revenues                                                        $45,127
    Loss from continuing operations                                    (701)
    Basic and diluted loss per share from continuing operations       (0.20)
    Shares used in computing loss per share                           3,485

From 1995 through 1997, the Company completed twelve acquisitions. The acquisitions have been accounted for using the purchase method. Pro forma information is not presented as these acquisitions are not material to the Company.

3. DISCONTINUED OPERATIONS:

In December 1995, the Company sold its receivables management business for total consideration of $17,330. The accompanying financial statements reflect the receivables management business as discontinued operations. For the years ended December 31, 1995, the discontinued operation generated revenue of $18,767 and net income of $1,451. The 1995 divestiture generated an after-tax loss of $3,180, which includes net income of $113 related to operations from the November 14, 1995 measurement date through the December 29, 1995 disposal date.


4. PROPERTY AND EQUIPMENT:

                                                           December 31
                                                       -----------------
                                                        1997      1996
                                                       -------   -------
    Furniture, equipment and software                  $17,453   $12,410
    Leasehold improvements                                 239        88
                                                       -------   -------

                                                        17,692    12,498
    Less -- Accumulated depreciation
       and amortization                                 (7,909)   (4,393)
                                                       -------   -------

                                                       $ 9,783   $ 8,105
                                                       =======   =======

5. INTANGIBLE ASSETS:

                                                            December 31
                                                        -----------------
                                                         1997      1996

    Excess of cost over net asset value of
       acquired businesses                              $34,187   $34,162
    Customer lists                                       16,519     9,972
    Deferred financing costs                                100        84
                                                        -------   -------

                                                         50,806    44,218
    Less -- Accumulated amortization                     (3,317)   (1,782)
                                                        -------   -------

                                                        $47,489   $42,436
                                                        =======   =======

6. LONG-TERM DEBT:

                                                                        December 31
                                                                     ----------------
                                                                      1997      1996
                                                                      ----      ----
    Subordinated convertible 6% promissory note, due September
      2003, converted in January 1998                                $ 1,288   $1,288

    Subordinated 5.25% promissory notes, due January 1998              1,357       --
    Subordinated 4.5% promissory notes, due January 1998               1,940       --
    Subordinated 6.75% promissory notes, due
      March 1998                                                          20       --
    Subordinated 6.75% promissory note, due
      March 1999                                                          20       --
    Subordinated 5% promissory note, repaid in 1997                       --       30
    Capital lease obligations                                            552      715
                                                                     -------   ------

                                                                       5,177    2,033
    Less --  Current portion                                          (3,773)    (314)
                                                                     -------   ------

                                                                     $ 1,404   $1,719
                                                                     =======   ======

On April 23, 1997, the Company amended its credit facility to provide for a $10 million unsecured senior revolving line of credit through April 23, 2000. The revolver bears interest at resetting rates selected by the Company from various alternatives. The interest rate alternatives are either (i) the greater of (x) prime rate, (y) the federal funds rate plus 0.5% (z) the bank's certificate of deposit rate plus 1%, or (ii) LIBOR plus 0.75%. The credit facility also allows for the Company to finance up to 100% of any acquisitions of companies that are in the business of providing transcriptions-related services. The financing of these acquisitions may be carved out of the revolver and amortized over 20 consecutive quarters. Each acquisition term loan that is created would permanently reduce the remaining borrowings under the revolver.

In addition to acquisitions, the revolver can be used for working capital and general corporate purposes. To the extent any amounts under the revolver are repaid, other than acquisition term loans, the Company may reborrow such amounts. The credit facility requires the Company to maintain certain financial and non-financial covenants, including limitations on capital expenditures and dividends.

For the year ended December 31, 1997, the Company did not incur any interest expense on the revolving credit facility as there were no borrowings on this credit facility during the year.

For the years ended December 31, 1996 and 1995, the Company incurred interest expense of $49 and $498 on the revolving credit facility, at a weighted average interest rate of 9.78% and 8.96%. The highest outstanding borrowings under the revolver during 1996 and 1995 were $2,534 and $7,332, respectively.

In December 1995, the Company restructured its prior credit facility. In connection with the restructuring, the Company expensed, as an extraordinary item, the related deferred financing costs of $826, increasing the 1995 net loss by $545.

In January 1998, the subordinated convertible 6% promissory note was converted into 86 shares of Common stock at a conversion price of $14.95 per share.

Long-term debt maturities as of December 31, 1997, are as follows:

                1998                                                 $3,806
                1999                                                    127
                2000                                                      8
                2001                                                      8
                2002                                                      1
                2003 and thereafter                                   1,288
                                                                     ------
                                                                      5,238
                Less -- Interest on capital lease obligations           (61)
                                                                     ------
                                                                     $5,177
                                                                     ======

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

8. SHAREHOLDERS' EQUITY:

On September 9, 1997, the Company effected a 3-for-2 stock split for all shares of Common stock.

In May 1996, the Company consummated a secondary public offering of its Common stock, selling 3,300 shares at a price of $11.33 per share. In June 1996, the underwriters exercised their overallotment option for an additional 461 shares. After deducting the underwriters' discount and offering expenses, the net proceeds to the Company were $39,442.

In connection with the 1992 issuance of a senior subordinated note, the Company sold to the holder for $1,100 warrants to purchase 866 shares of Class A and 534 shares of Class B Preferred Stock at an exercise price of $5.00 per share. Each share of Class A and Class B Preferred Stock was convertible into one share of Common stock. During 1994, the holder was issued additional warrants and all warrant exercise prices were reset at $4.85, in accordance with the antidilution provisions of the original warrant agreement. Simultaneous with the closing of the secondary stock offering, the Company and the holder agreed that the holder would exercise the warrants by tendering the $7,000 principal amount of the senior subordinated notes and simultaneously converting the shares of Preferred stock received upon such exercise into 1,444 shares of Common stock. As an inducement for the holder to exercise the warrants and convert the Preferred stock, the Company issued the holder 64 additional shares of Common stock. This inducement, valued at $707 or $0.08 per diluted share, has been recorded as a deduction from the net income available to common shareholders in 1996.

In connection with the Company's May 1994 credit agreement, the Company issued the agent bank warrants to purchase 113 shares of Common stock at an exercise price of $4.49 per share. These warrants were exercised on June 12, 1997 by the agent bank for proceeds to the Company of $508.

9. STOCK OPTION PLANS:

The Company has three stock option plans that provide the granting of options to purchase an aggregate of 2,930 shares of Common stock to eligible employees (including officers) and nonemployee directors of the Company. Options granted may be at fair market value of the Common stock or at a price determined by a committee of the Company's board of directors. The stock options vest and are exercisable over a period determined by the committee.

Information with respect to the Company's options follows:

                                                                 Option Price     Aggregate
                                                   Shares          Per Share       Proceeds
                                                   ------   --------------------  ---------
    Outstanding, December 31, 1994                   750    $ 1.33   -    $ 4.50    $ 2,510
      Granted                                        459      4.83   -      6.33      2,594
      Exercised                                     (260)     1.33   -      4.83       (796)
      Canceled                                       (68)     1.33   -      5.00       (259)
                                                   -----    --------------------    -------

    Outstanding, December 31, 1995                   881      1.33   -      6.33      4,049
       Granted                                       413      5.59   -     13.09      3,798
       Exercised                                     (49)     2.27   -     10.25       (226)
       Canceled                                      (45)           6.33               (285)
                                                   -----    ---------------------   -------

    Outstanding, December 31, 1996                 1,200      2.27   -     13.09      7,336
      Granted                                        419     12.83   -     28.75     10,163
      Exercised                                     (266)     2.27   -     12.83     (1,269)
      Canceled                                       (39)     9.00   -     16.83       (393)
                                                   -----    --------------------    -------

    Outstanding, December 31, 1997                 1,314    $2.27    -    $28.75    $15,837
                                                   =====    ====================    =======

At December 31, 1997, there were 604 exercisable options at an aggregate exercise price of $3,342 and 312 additional options were available for grant under the plans.

The options outstanding and exercisable by exercise price at December 31, 1997 are as follows:


                                         Weighted
                                          Average
                                         Remaining        Weighted                         Weighted
    Exercise           Number           Contractual        Average           Number         Average
     Prices          Outstanding           Life         Exercise Price    Exercisable    Exercise Price
     ------          -----------           ----         --------------    -----------    --------------
$ 2.27 - $ 7.67          682               6.15             $ 4.79            568            $ 4.66
$10.50 - $17.58          362               8.92              13.30             21             13.04
$27.63 - $28.75          270               9.97              28.69             15             27.63
                       -----               ----             ------            ---            ------
                       1,314               7.70             $12.05            604            $ 5.53
                       =====               ====             ======            ===            ======

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plans. Had compensation cost for the Company's Common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) available to common shareholders would have been the following pro forma amounts:

                                              Year Ended December 31
                                            --------------------------
                                             1997      1996      1995
                                            ------    ------    ------
    Net income (loss):
       As reported                          $7,631    $3,477   $(1,667)
       Pro forma                             6,414     2,574    (1,991)

    Basic income (loss) per share:
       As reported                            0.73      0.43     (0.48)
       Pro forma                              0.61      0.32     (0.57)

    Diluted income (loss) per share:
       As reported                            0.68      0.39     (0.45)
       Pro forma                              0.57      0.29     (0.53)

The fair value of the options granted is estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%, volatility of 50.0%-55.0%, risk-free interest rates of 5.3% to 8.0%, and an expected life of five years. The above pro forma amounts may not be indicative of future amounts because option grants prior to January 1, 1995 have not been included and because future option grants are expected.

10. INCOME TAXES:

The income tax provision (benefit) consists of the following:

                                              Year Ended December 31
                                            --------------------------
                                             1997      1996       1995
                                             ----      ----       ----
    Current:
       State                                $  652    $   71     $ 181
       Federal                               3,837     1,468       161
                                            ------    ------     -----

                                             4,489     1,539       342
    Deferred                                   310     1,294      (355)
                                            ------    ------     -----

                                            $4,799    $2,833     $ (13)
                                            ======    ======     =====

                                               Year Ended December 31
                                            ---------------------------
                                             1997      1996       1995
                                             ----      ----       ----

    Continuing operations                   $4,799    $2,833     $ 431
    Discontinued operations:
       Income from operations                  --        --        796
       Loss on disposal                        --        --       (959)
    Extraordinary item                         --        --       (281)
                                            ------    ------     -----

                                            $4,799    $2,833     $ (13)
                                            ======    ======     =====

A reconciliation of the statutory federal income tax rate to the effective continuing operations income tax rate is as follows:

                                                      Year Ended December 31
                                                     -----------------------
                                                     1997     1996      1995
                                                     ------   ------    ----

    Statutory federal income tax rate                35.0%    34.0%     34.0%
    State income taxes, net of federal benefit        3.0      3.3       6.5
    Other                                             0.6      3.1       1.0
                                                     ----     ----      ----

                                                     38.6%    40.4%     41.5%
                                                     ====     ====      ====

The tax effected temporary differences that give rise to deferred income taxes are as follows:

                                                         December 31
                                                     -----------------
                                                      1997      1996
                                                     ------    -----
    Deferred tax asset:
       Allowance for doubtful accounts               $   162   $   113
       Vacation accrual                                  125       --
       Other                                             406       124
                                                     -------   -------

                                                     $   693   $   237
                                                     =======   =======
    Deferred tax liability:
      Accumulated depreciation                       $  (999)  $  (953)
      Accumulated amortization                        (1,220)     (546)
      Deferred compensation                              210       224
      Other                                             (273)      101
                                                     -------   -------

                                                     $(2,282)  $(1,174)
                                                     =======   =======

 11.   COMMITMENTS AND CONTINGENCIES:

Rent expense for operating leases was $1,609, $1,279 and $732 for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum annual rental commitments for noncancelable operating leases having terms in excess of one year as of December 31, 1997, are as follows:

                     1998                     $1,654
                     1999                      1,029
                     2000                        568
                     2001                        273
                     2002                         36
                                              ------
                                              $3,560
                                              ======

The Company has an employment agreement, as amended, with a former Chief Executive Officer who is currently a director of the Company. The agreement entitles this individual to receive retirement benefits of $75 per year for life plus certain other benefits, as defined. Included in other long-term liabilities is $544 and $631 at December 31, 1997 and 1996, respectively, related to these retirement benefits. The employment agreement also requires the Company to loan the former Chief Executive Officer's estate the necessary funds to exercise any options owned by the individual at the time of his death.

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

12. QUARTERLY FINANCIAL DATA (UNAUDITED):

Year Ended December 31, 1997:

                                                      Three Months Ended
                                    ----------------------------------------------------
                                     March 31     June 30    September 30    December 31
                                     --------     -------    ------------    -----------
Revenues                            $18,621      $20,189       $21,897        $23,883
Income before income taxes            2,681        2,913         3,244          3,592
Net income                            1,635        1,792         1,995          2,209
Basic net income per share             0.16         0.17          0.19           0.21
Diluted net income per share           0.15         0.16          0.18           0.19

Year Ended December 31, 1996:

                                                      Three Months Ended
                                    ----------------------------------------------------
                                     March 31     June 30    September 30    December 31
                                     --------     -------    ------------    -----------
Revenues                            $13,978       $14,373      $15,511        $17,618
Income before income taxes              925         1,414        2,201          2,477
Net income                              546           836        1,311          1,491
Basic net income per share             0.11          0.13         0.13           0.15
Diluted net income per share           0.09          0.11         0.12           0.13

                                                                     SCHEDULE II


                         MEDQUIST INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED DECEMBER 31, 1997

                                 (in thousands)





                                         Balance,    Charged to    Charged to
                                       Beginning      Costs and       Other                         Balance,
         Description                     of Year      Expenses      Accounts       Deductions     End of Year
         -----------                   ----------    ----------    ----------      ----------     -----------
Allowances for doubtful accounts:
   1997                                 $   318       $   273     $    20            $  (172)       $   439
   1996                                     550 (a)        44        (272) (a)            (4)           318
   1995                                     316           243         487               (496)           550 (a)



----------------

(a)  Includes amounts related to discontinued operations.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Marlton, State of New Jersey, on March 28, 1997.


                                            MedQuist Inc.



                                            By /s/ David A. Cohen
                                               --------------------------------
                                                 David A. Cohen, President,
                                                 Chief Executive Officer,
                                                 Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons as of March 25, 1998.

     Each person below, in so signing, also makes, constitutes and appoints David A. Cohen his true and lawful attorney-in-fact, with full power and substitution and resubstitution, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this Report.



/s/David A. Cohen                             President, Chief Executive Officer and     March 19, 1998
-------------------------------------         Chairman of the Board
David A. Cohen


/s/William T. Carson, Jr.                     Director                                   March 23, 1998
-------------------------------------
William T. Carson, Jr.

/s/John T. Casey                              Director                                   March 20, 1998
-------------------------------------
John T. Casey

/s/Richard J. Censits                         Director                                   March 20, 1998
-------------------------------------
Richard J. Censits

/s/James F. Conway                            Director                                   March 24, 1998
-------------------------------------
James F. Conway

/s/James R. Emshoff                           Director                                   March 21, 1998
-------------------------------------
James R. Emshoff

/s/Terrence J. Mulligan                       Director                                   March 22, 1998
--------------------------------------
Terrence J. Mulligan

/s/A. Fred Ruttenberg                         Director                                   March 23, 1998
-------------------------------------
A. Fred Ruttenberg

/s/R. Timothy Stack                           Director                                   March 20, 1998
--------------------------------------
R. Timothy Stack

/s/John H. Underwood                          Director                                   March 24, 1998
-------------------------------------
John H. Underwood

/s/John R. Emery                              Vice President, Treasurer and Chief        March 23, 1998
--------------------------------------        Financial Officer
John R. Emery, Vice President, Treasurer
and Chief Financial Officer