Form 10-Q
period 1998-03-31
MEDQUIST INC
filed 1998-05-01
CIK 884497

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549

                                    Form 10-Q


                              --------------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              --------------------

For the quarterly period                                  Commission file number
ended March 31, 1998                                              0-19941


                                  MedQuist Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                           22-2531298
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


         Five Greentree Centre, Suite 311, Marlton, NJ    08053
       --------------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)


                                 (609) 596-8877
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,999,841 shares of common stock, no par value, as of April 28, 1998.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q




PART I.  FINANCIAL INFORMATION
-------  ---------------------
                                                                        PAGE NO.
                                                                        --------
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at March 31, 1998 (Unaudited)
         and December 31, 1997                                             1

         Consolidated Statements of Income for the three months
         ended March 31, 1998 and 1997 (Unaudited)                         2

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1998 and 1997 (Unaudited)                         3

         Notes to Consolidated Financial Statements (Unaudited)            4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         6

         Special Note Concerning Forward Looking Statements                9

PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings                                                10

Item 2.  Changes in Securities                                            10

Item 3.  Defaults upon Senior Securities                                  10

Item 4.  Submission of Matters to a Vote of Security Holders              10

Item 5.  Other Information                                                10

Item 6.  Exhibits and Reports on Form 8-K                                 10

SIGNATURE                                                                 11
---------

                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               March 31,    December 31,
                                                                 1998          1997
                                                              -----------   ------------
                                                              (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                      $13,609      $12,334
    Accounts receivable, net of allowance of $433 and $439        19,770       19,822
    Deferred Income Taxes                                            693          693
    Prepaid expenses and other current assets                        146          132
                                                                 -------      -------
       Total current assets                                       34,218       32,981

Property and equipment - net                                      10,024        9,783

Intangible assets - net                                           48,132       47,489

Other assets                                                         545          552
                                                                 -------      -------
                                                                 $92,919      $90,805
                                                                 =======      =======

Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                           $   429      $ 3,773
     Accounts payable                                              1,073        1,095
     Accrued payroll                                               3,813        2,815
     Accrued expenses                                              3,427        2,575
                                                                 -------      -------
       Total current liabilities                                   8,742       10,258
                                                                 -------      -------
Long-term debt                                                        52        1,404
                                                                 -------      -------
Other liabilities                                                    520          544
                                                                 -------      -------
Deferred income taxes                                              2,282        2,282
                                                                 -------      -------

Shareholders' equity:
     Common stock, no par value, 30,000 shares authorized,
         10,986 and 10,674 issued and outstanding                   --           --
     Additional paid-in capital                                   61,790       59,428
     Retained earnings                                            19,533       16,889
                                                                 -------      -------
       Total shareholders' equity                                 81,323       76,317
                                                                 -------      -------
                                                                 $92,919      $90,805
                                                                 =======      =======

See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (Amounts in thousands, except per share amounts)



                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                         -----------------------
                                                          1998            1997
                                                          ----            ----

Revenues                                                 $27,396         $18,621
                                                         -------         -------

Costs and expenses:
  Cost of revenues                                        20,211          13,714
  Selling, general and administrative                      1.357           1,059
  Depreciation                                             1,075             754
  Amortization of intangible assets                          440             350
                                                         -------         -------
     Total operating expenses                             23,083          15,877
                                                         -------         -------
Operating income                                           4,313           2,744
Interest expense                                              14              63
                                                         -------         -------
Income before income taxes                                 4,299           2,681
Income tax provision                                       1,655           1,046
                                                         -------         -------
Net income                                               $ 2,644         $ 1,635
                                                         =======         =======

Basic Income Per Common Share                            $  0.24         $  0.16
                                                         =======         =======

Diluted Income Per Common Share                          $  0.23         $  0.15
                                                         =======         =======




See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          -----------------------
                                                                            1998           1997
                                                                            ----           ----
Operating activities:
     Net income                                                           $  2,644       $  1,635
     Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization                                           1,515          1,109
     Changes in assets and liabilities net of effect of acquisition:
     Accounts receivable, net                                                   52           (987)
     Prepaid expenses and other current assets                                 (14)          (179)
     Other assets                                                                6           --
     Accounts payable                                                          (22)           (34)
     Accrued payroll                                                         1,092            578
     Accrued expenses                                                          859            556
     Other liabilities                                                         (17)           (24)
                                                                          --------       --------
         Net cash provided (used in) by operating activities                 6,115          2,654
                                                                          --------       --------

Investing activities:
     Purchases of property and equipment, net                               (1,233)          (881)
     Acquisitions, net of cash acquired                                     (1,101)           (56)
                                                                          --------       --------
       Net cash used in investing activities                                (2,334)          (937)
                                                                          --------       --------

Financing activities:
Repayments of long-term debt                                                (3,319)          --
     Repayments of obligations under capital leases                            (89)           (78)
     Net proceeds from issuance of common stock                               --               20
     Proceed from the exercise of common stock options                         902           --
     Repurchase of common stock                                               --             (467)
                                                                          --------       --------
       Net cash used in financing activities                                (2,506)          (525)
                                                                          --------       --------
Net increase in cash and cash equivalents                                    1,275          1,192
                                                                          --------       --------
Cash and cash equivalents, beginning of period                              12,334          8,878
                                                                          --------       --------
Cash and cash equivalents, end of period                                  $ 13,609       $ 10,070
                                                                          ========       ========

Supplemental disclosure of cash flow information:
     Cash paid during period for:
       Interest                                                           $     59       $     62
                                                                          ========       ========

       Income taxes                                                       $    818       $    102
                                                                          ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                     Three Month Period Ended March 31, 1998
                    (Unaudited - dollar amounts in thousands)

Note 1.  Basis of Presentation

     The information set forth in these statements is unaudited. The information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. (the "Company"), and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended March 31, 1998 are not necessarily indicative of the results of operations for the full year.

     Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

     On September 9, 1997, the Company effected a three for two stock split. All share data presented herein has been adjusted to reflect the stock split.


Note 2.  Acquisitions

     During 1997, the Company completed five acquisitions. The acquisitions have been accounted for using the purchase method. Pro forma information is not presented as these acquisitions are not material to the Company.

     During 1998, the Company completed one acquisition. The acquisition has been accounted for using the purchase method. Pro forma information is not presented as this acquisition is not material to the Company.


Note 3.  Income Per Common Share

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

     The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted income per share computations for income from continuing operations:

                                          Three Months Ended March 31,
                        -----------------------------------------------------------------
                                     1998                             1997
                        --------------------------------  -------------------------------
                                               Per Share                        Per Share
                        Income      Shares       Amount    Income     Shares      Amount
                        ------      ------       ------    ------     ------      ------
Basic                   $2,644      10,871      $ 0.24    $1,635      10,340      $ 0.16

Effect of dilutive
  Securities              --           614       (0.01)     --           791       (0.01)
                        ------      ------      ------    ------      ------      ------

Diluted                 $2,644      11,485      $ 0.23    $1,635      11,131      $ 0.15
                        ======      ======      ======    ======      ======      ======

Note 4.  New Accounting Pronouncement

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will have no effect on the Company's financial statements.


Note 5.  Shareholders' Equity

     On September 9, 1997, the Company effected a three for two stock split for all shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is a leading national provider of electronic transcription and healthcare information solutions.

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


Results of Operations

     The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Operations as a percentage of net revenues:

                                                       Three Months Ended
                                                           March 31,
                                                      -------------------
                                                       1998         1997
                                                      ------       ------
Revenues....................................          100.0%       100.0%
                                                      ------       ------
Costs and expenses:
  Cost of revenues..........................           73.8         73.6
  Selling, general and administrative.......            5.0          5.7
  Depreciation..............................            3.9          4.1
  Amortization of intangible assets.........            1.6          1.9
                                                      ------       ------
Operating income............................           15.7         14.7
Interest expense............................            0.1          0.3
                                                      ------       ------
Income before income taxes..................           15.6         14.4
Income tax provision........................            6.0          5.6
                                                      ------       ------
Net income .................................            9.6%         8.8%
                                                      ======       ======

Three Months Ended March 31, 1998 and 1997

Revenues. Revenues increased 47.1% to $27.4 million for the three months ended March 31, 1998 from $18.6 million in the comparable 1997 period. The $8.8 million increase reflected approximately $6.0 million of additional revenues generated from new and existing clients, and $2.8 million of revenues from the Company's 1997 and 1998 medical transcription acquisitions.

Cost of Revenues. Cost of revenues increased from $13.7 million in the three months ended March 31, 1997 to $20.2 million in the comparable 1998 period. As a percentage of revenues, cost of revenues increased slightly from 73.6% in the first quarter of 1997 to 73.8% for the comparable 1998 period. The percentage increase in cost of revenues primarily resulted from the impact of a 1997 acquisition with a higher level of direct costs than the Company's base business.

Selling, General and Administrative. Selling, general and administrative expenses increased to $1.4 million for the three months ended March 31, 1998 from $1.1 million in the comparable 1997 period. As a percentage of revenues, selling, general and administrative expenses decreased from 5.7% in the first quarter of 1997 to 5.0% in the comparable 1998 period. The decrease in selling, general and administrative expenses is due to the ability of the Company to leverage its overhead expenses.

Depreciation. Depreciation expense increased from $754,000 for the three months ended March 31, 1997 to $1.1 million for the comparable 1998 period. As a percentage of revenue, depreciation remained relatively consistent at 3.9% for the three months ended March 31, 1998 compared to 4.1% for the comparable period in 1997.

Amortization. Amortization of intangible assets was $440,000 for the three months ended March 31, 1998 as compared to $350,000 for the comparable 1997 period. The increase is attributable to the amortization of intangible assets associated with the Company's five acquisitions completed in 1997 and one acquisition completed in 1998. As a percentage of revenue, amortization decreased from 1.9% for the three months ended March 31, 1997 as compared to 1.6% in the same period for 1998.

Interest. Interest expense decreased from $63,000 for the three months ended March 31, 1997 to $14,000 for the comparable 1998 period.

Liquidity and Capital Resources

     At March 31, 1998, the Company had working capital of $25.5 million, including $13.6 million of cash and cash equivalents. During the three months ended March 31, 1998, the Company's operating activities provided cash of $6.1 million as compared to $2.7 million during the comparative prior year three month period. The increase in cash provided by operating activities was primarily related to increases in net income and less of an increase in accounts receivable in 1998.

     During the three months ended March 31, 1998, the Company purchased $1.2 million of capital equipment and completed the acquisition of one medical transcription business. These expenditures were financed through cash flows from operations.

     In January 1998, the Company paid in full $3.3 million in subordinated promissory notes issued in connection with certain of the 1997 acquisitions.

         For the three months ended March 31, 1998 option holders exercised 223,000 options to purchase common stock. The exercises generated $902,000 in cash proceeds.

     On April 23, 1997, the Company amended its borrowing facility with Chase Manhattan Bank (the "Chase Facility"). The Chase Facility provides for a $10 million senior unsecured revolving credit facility expiring April 23, 2000. The revolver bears interest at resetting rates selected by the Company from various alternatives. The interest rate alternatives are either (i) the greater of (x) prime rate, (y) the federal funds rate plus 0.5% (z) the bank's certificate of deposit rate plus 1%, or (ii) LIBOR plus 0.75%. The Chase Facility also allows for the Company to finance up to 100% of any acquisitions of companies that are in the business of providing transcriptions-related services. The financing of these acquisitions may be carved out of the revolving credit facility and amortized over five year periods (20 consecutive quarters). Each acquisition term loan that is created would permanently reduce the remaining revolving credit commitment by a like amount.

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

Year 2000 Compliance

     The company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize data sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The company relies on its systems in operating and monitoring all aspects of its business. The company also relies on the external systems of its customers, suppliers and other organizations with which it does business. Management is in the process of assessing its internal and external systems to assure the company is prepared for the year 2000. Management does not anticipate that the company will incur significant expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. To date, no material issue has been identified as they relate to the company's efforts to identify year 2000 issues. However, despite the company's efforts thus far to address year 2000 compliance, the company cannot guarantee that all internal or external systems will be compliant, or that its business will not be materially adversely affected by any such non-compliance.


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

Item 4. -     Submission of Matters to a Vote of Security Holders           - Not Applicable

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


                                             MedQuist Inc.
                                             Registrant

Date:
     --------------------------
                                             By:  /s/ John R. Emery
                                                -------------------------------
                                                John R. Emery
                                                  Chief Financial Officer