Form 10-Q
period 1998-07-30
MEDQUIST INC
filed 1998-08-13
CIK 884497

SECURITIES AND EXCHANGE COMMISSION



                             Washington, D. C. 20549

                                    Form 10-Q

                              --------------------

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

For the quarterly period                                 Commission file number
ended June 30, 1998                                              0-19941


                                  MedQuist Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                            22-2531298
 ------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


              Five Greentree Centre, Suite 311, Marlton, NJ  08053
              ----------------------------------------------------
              (Address of principal executive offices)   (Zip Code)


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

                                  Yes |X|    No __

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 23,097,889 shares of common stock, no par value, as of August 10, 1998.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q




PART I.    FINANCIAL INFORMATION                                        PAGE NO.
-------    ---------------------                                        --------

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets at June 30, 1998
           (Unaudited) and December 31, 1997                               1

           Consolidated Statements of Income for the six
           months ended June 30, 1998 and 1997 (Unaudited)                 2

           Consolidated Statements of Income for the three
           months ended June 30, 1998 and 1997 (Unaudited)                 3

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 1998 and 1997 (Unaudited)                 4

           Notes to Consolidated Financial Statements (Unaudited)          5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7

           Special Note Concerning Forward Looking Statements             11

PART II.   OTHER INFORMATION
--------   -----------------

Item 1.    Legal Proceedings                                              12

Item 2.    Changes in Securities                                          12

Item 3.    Defaults upon Senior Securities                                12

Item 4.    Submission of Matters to a Vote of Security Holders            12

Item 5.    Other Information                                              12

Item 6.    Exhibits and Reports on Form 8-K                               13

SIGNATURE                                                                 14
---------                                                                 --

                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                June 30,       December 31,
                                                                  1998            1997
                                                                 -------         -------
                                                               (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                      $13,040         $12,337
    Accounts receivable, net of allowance  of $527 and $479       23,122          21,532
    Prepaid expenses and other current assets                        945             903
                                                                 -------         -------
       Total current assets                                       37,107          34,772

Property and equipment - net                                      12,333          11,329

Other assets                                                         696             552

Marketable security                                                1,400            --

Intangible assets - net                                           47,683          47,489
                                                                 -------         -------

                                                                 $99,219         $94,142
                                                                 =======         =======

Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                           $   322         $ 3,935
     Accounts payable                                              1,631           1,408
     Accrued payroll                                               3,256           3,141
     Accrued expenses                                              3,125           2,981
                                                                 -------         -------
       Total current liabilities                                   8,334          11,465

Long-term debt                                                        28           1,405

Other liabilities                                                    499             544

Deferred income taxes                                              2,710           2,710

Shareholders' equity:
     Common stock, no par value, 60,000 shares authorized,
         23,058 and 22,264 issued and  outstanding                  --              --
     Additional paid-in capital                                   62,897          60,103
     Retained earnings                                            23,351          17,915
     Unrealized gain on marketable security                        1,400            --
                                                                 -------         -------
       Total shareholders' equity                                 87,648          78,018
                                                                 -------         -------
                                                                 $99,219         $94,142
                                                                 =======         =======

See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (Amounts in thousands, except per share amounts)



                                                         SIX MONTHS ENDED
                                                           JUNE 30, 1998
                                                      -------------------------
                                                        1998            1997
                                                      --------         --------

Revenues                                              $ 62,919          $43,162
                                                      --------          -------

Costs and expenses:
  Cost of revenues                                      47,086           32,353
  Selling, general and administrative                    2,775            2,188
  Depreciation                                           2,529            1,761
  Amortization of intangible assets                        885              710
  Nonrecurring merger costs                                750             --
                                                      --------         --------
     Total operating expenses                           54,025           37,012
                                                      --------         --------

Operating income                                         8,894            6,150
Other income (expense):
    Interest income                                        124             --
    Interest expense                                       (42)            (128)
                                                      --------         --------

    Total other income (expense)                            82             (128)
                                                      --------         --------

Income before income taxes                               8,976            6,022
Income tax provision                                     3,441            2,329
                                                      --------         --------
Net income                                            $  5,535         $  3,693
                                                      ========         ========

Basic Net Income Per Common Share                     $   0.24         $   0.17
                                                      ========         ========

Diluted Net Income Per Common Share                   $   0.23         $   0.16
                                                      ========         ========




See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (Amounts in thousands, except per share amounts)



                                                         THREE MONTHS ENDED
                                                            JUNE 30, 1998
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------

Revenues                                              $ 32,209         $ 22,547
                                                      --------         --------

Costs and expenses:
  Cost of revenues                                      24,110           16,913
  Selling, general and administrative                    1,409            1,129
  Depreciation                                           1,327              933
  Amortization of intangible assets                        445              360
  Nonrecurring merger costs                                750             --
                                                      --------         --------
     Total operating expenses                           28,041           19,335
                                                      --------         --------

Operating income                                         4,168            3,212
Other income (expense):
  Interest income                                          124             --
  Interest expense                                         (28)             (62)
                                                      --------         --------

    Total other income (expense)                            96              (62)
                                                      --------         --------

Income before income taxes                               4,264            3,150
Income tax provision                                     1,663            1,211
                                                      --------         --------
Net income                                            $  2,601         $  1,939
                                                      ========         ========

Basic Net Income Per Common Share                     $   0.11         $   0.09
                                                      ========         ========

Diluted Net Income Per Common Share                   $   0.11         $   0.08
                                                      ========         ========




See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                             -----------------------
                                                               1998           1997
                                                             --------       --------
Operating activities:
     Net income                                              $  5,535       $  3,693
     Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                              3,414          2,471
     Changes in assets and liabilities:
     Accounts receivable, net                                  (1,548)        (2,445)
     Prepaid expenses and other current assets                    (42)          (382)
     Other assets                                                (144)            (5)
     Accounts payable                                             223           (136)
     Accrued payroll                                              276             95
     Accrued expenses                                             161            194
     Other liabilities                                            (45)           (46)
                                                             --------       --------
       Net cash provided by operating activities                7,830          3,439
                                                             --------       --------

Investing activities:
     Purchases of property and equipment, net                  (3,450)        (2,405)
     Acquisitions, net of cash acquired                        (1,101)          (972)
                                                             --------       --------
       Net cash used in investing activities                   (4,551)        (3,377)
                                                             --------       --------

Financing activities:
     Net borrowings on revolving line of credit                  --              (62)
     Repayments of long-term debt                              (3,463)          (135)
     Repayments of obligations under capital leases              (239)          (149)
     Net proceeds from issuance of common stock                  --              739
     Proceeds from the exercise of common stock options         1,225           --
     Dividends to former shareholders                             (99)          --
     Repurchase of common stock                                  --             (467)
                                                             --------       --------
       Net cash used in financing activities                   (2,576)           (74)
                                                             --------       --------

Net increase in cash and cash equivalents                         703            (12)

Cash and cash equivalents, beginning of period                 12,337          8,967
                                                             --------       --------

Cash and cash equivalents, end of period                     $ 13,040       $  8,955
                                                             ========       ========

Supplemental disclosure of cash flow information:
       Cash paid during period for:
         Interest                                            $     26       $    109
                                                             ========       ========
         Income taxes                                        $  2,928       $  1,411
                                                             ========       ========


See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                      Six Month Period Ended June 30, 1998
                    (Unaudited - dollar amounts in thousands)

Note 1.  Basis of Presentation
------------------------------

     The information set forth in these statements is unaudited. The information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. (the "Company"), and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended June 30, 1998 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

     On September 9, 1997, the Company effected a three for two stock split and on June 15, 1998, the Company effected a two for one stock split. All share data presented herein has been adjusted to reflect the stock splits.

Note 2. Acquisitions
--------------------

     During 1997, the Company completed five acquisitions. The acquisitions were accounted for using the purchase method. During 1998, the Company completed one acquisition accounted for using the purchase method and one immaterial acquisition accounted for using the pooling-of-interest method. Pro forma information is not presented as the acquisitions are not material to the Company.

     On May 28, 1998, the Company completed the acquisition of approximately 94% of the outstanding stock of Digital Dictation, Inc. ("DDI") and on July 31, 1998, acquired the remaining 6%. The Company issued approximately 912,000 shares of its common stock in exchange for all DDI capital stock and each outstanding option to purchase DDI common stock was converted into an option to purchase Company common stock at an exchange rate of .1440899. The Company's financial statements have been restated to reflect the pooling of DDI.

Note 3. Net Income Per Common Share
-----------------------------------

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share and requires the restatement of prior year amounts. The Company adopted SFAS No. 128 effective December 31, 1997.

     Basic net income per share is calculated by dividing net income by the weighted average number of shares of Common stock outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of Common stock outstanding for the period, adjusted for the dilutive effective of Common stock equivalents, which consist of stock options, using the treasury stock method.

     The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

                                            Three Months Ended June 30,
                        -------------------------------------------------------------------
                                     1998                                1997
                        ------------------------------       ------------------------------
                        Net                     Per Share    Net                    Per Share
                        Income      Shares        Amount     Income      Shares       Amount
                        ------      ------        ------     ------      ------       ------
Basic                   $2,601      22,985      $ 0.11       $1,939      21,984      $ 0.09

Effect of dilutive
  Securities              --         1,334         --          --         1,292       (0.01)
                        ------      ------      ------       ------      ------      ------


Diluted                 $2,601      24,319      $ 0.11       $1,939      23,276      $ 0.08
                        ======      ======      ======       ======      ======      ======


                                             Six Months Ended June 30,
                        -------------------------------------------------------------------
                                     1998                                1997
                        ------------------------------       ------------------------------
                        Net                     Per Share    Net                    Per Share
                        Income      Shares        Amount     Income      Shares       Amount
                        ------      ------        ------     ------      ------       ------
Basic                   $5,535      22,853      $ 0.24       $3,693      21,464      $ 0.17

Effect of dilutive
  Securities              --         1,340       (0.01)        --         1,734       (0.01)
                        ------      ------      ------       ------      ------      ------

Diluted                 $5,535      24,193      $ 0.23       $3,693      23,198      $ 0.16
                        ======      ======      ======       ======      ======      ======

Note 4.  New Accounting Pronouncement
-------------------------------------

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes new standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will have no effect on the Company's financial statements.

Note 5.  Shareholders' Equity
-----------------------------

     On September 9, 1997, the Company effected a three for two stock split for all shares of common stock. On June 15, 1998, the Company effected a two for one stock split for all shares of common stock. All share and per share amounts have been restated for the stock splits.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     The Company is a leading national provider of electronic transcription and information management solutions to the healthcare industry.

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


Results of Operations
---------------------

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Operations as a percentage of net revenues:


                                                  Six Months Ended        Three Months Ended
                                                      June 30,                  June 30,
                                                  ----------------        ------------------
                                                  1998        1997        1998          1997
                                                  ----        ----        ----          ----
                                                  100.0%      100.0%      100.0%        100.0%
Revenues
Costs and expenses:
  Cost of revenues..........................       74.8        75.0        74.8          75.0
  Selling, general and administrative.......        4.4         5.1         4.4           5.0
  Depreciation..............................        4.0         4.1         4.1           4.1
  Amortization of intangible assets.........        1.4         1.6         1.4           1.6
  Nonrecurring charge.......................        1.2          --         2.3            --
                                                  -----       -----       -----         -----

Operating income............................       14.2        14.2        13.0          14.3
Other income (expense)......................        0.1        (0.3)        0.3          (0.3)
                                                  -----       -----       -----         -----
Income before income taxes..................       14.3        13.9        13.3          14.0
Income tax provision........................        5.5         5.4         5.2           5.4
                                                  -----       -----       -----         -----
Net income .................................        8.8%        8.5%        8.1%          8.6%
                                                  =====       =====       =====         =====

Six Months Ended June 30, 1998 and 1997
---------------------------------------

Revenues. Revenues increased 45.8% to $62.9 million for the six months ended June 30, 1998 from $43.2 million for the comparable 1997 period. The $19.7 million increase reflects approximately $13.8 million of additional revenues generated from new and existing clients, and $5.9 million of revenues from the Company's 1997 and 1998 medical transcription acquisitions that were accounted for using the purchase method.

Cost of Revenues. Cost of revenues increased from $32.4 million for the six months ended June 30, 1997 to $47.1 million for the comparable 1998 period. As a percentage of revenues, cost of revenues decreased from 75.0% for the six months ended June 30, 1997 to $74.8% for the comparable 1998 period. The percentage decrease in cost of revenues primarily resulted from a decrease in telecommunication costs.

Selling, General and Administrative. Selling, general and administrative expenses increased to $2.8 million for the six months ended June 30, 1998 from $2.2 million for the comparable 1997 period. As a percentage of revenues, selling, general and administrative expenses decreased from 5.1% for the six months ended June 30, 1997 to 4.4% in the comparable 1998 period. The percentage decrease is primarily due to the Company's ability to leverage its overhead expenses.

Depreciation. Depreciation expense increased from $1.8 million for the six months ended June 30, 1997 to $2.5 million for the comparable 1998 period. As a percentage of revenue, depreciation remained relatively consistent at 4.0% for the six months ended June 30, 1998 as compared to 4.1% for the comparable 1997 period.

Amortization. Amortization of intangible assets was $885,000 for the six months ended June 30, 1998 as compared to $710,000 for the comparable 1997 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions which were accounted for using purchase accounting in 1997 and 1998.

Non-Recurring Merger Costs. The non-recurring merger costs of approximately $750,000 relate to transaction costs associated with the two acquisitions consummated in May 1998 that are being accounted for under the pooling of interests method.


Three Months Ended June 30, 1998 and 1997
-----------------------------------------

Revenues. Revenues increased 42.8% to $32.2 million for the three months ended June 30, 1998 from $22.5 million for the comparable 1997 period. The $9.7 million increase reflected approximately $6.8 million of additional revenues generated from new and existing clients, and $2.9 million of revenues from the Company's 1997 and 1998 acquisitions accounted for using the purchase method.

Cost of Revenues. Cost of revenues increased from $16.9 million for the three months ended June 30, 1997 to $24.1 million for the comparable 1998 period. As a percentage of revenues, cost of revenues decreased from 75.0% in the second quarter of 1997 to 74.8% for the comparable 1998 period. The percentage decrease in cost of revenues primarily resulted from a decrease in telecommunication costs.

Selling, General and Administrative. Selling, general and administrative expenses increased to $1.4 million for the three months ended June 30, 1998 from $1.1 million for the comparable 1997 period. As a percentage of revenues, selling, general and administrative expenses decreased from 5.0% in the second quarter of 1997 to 4.4% for the comparable 1998 period. The decrease in selling, general and administrative expenses as a percentage of revenue is due to the ability of the Company to leverage its overhead expenses.

Depreciation. Depreciation expense increased from $933,000 for the three months ended June 30, 1997 to $1.3 million for the comparable 1998 period. As a percentage of revenues, depreciation remained consistent at 4.1%.

Amortization. Amortization of intangible assets was $360,000 for the three months ended June 30, 1997 as compared to $445,000 for the comparable 1998 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions which were accounted for using the purchase method in 1997 and 1998.

Non-Recurring Merger Costs. The non-recurring merger costs of approximately $750,000 relate to transaction costs associated with the two acquisitions consummated in May 1998 that are being accounted for under the pooling of interests method.


Liquidity and Capital Resources
-------------------------------

     At June 30, 1998, the Company had working capital of $28.8 million, including $13.0 million of cash and cash equivalents. During the six months ended June 30, 1998, the Company's operating activities provided cash of $7.8 million as compared to $3.4 million during the comparative prior year six month period. The increase in cash provided by operating activities was primarily related to increases in net income and accrued liabilities and less of an increase in accounts receivable in 1998.

     During the six months ended June 30, 1998, the Company purchased $3.5 million of capital equipment and completed one acquisition, under the purchase method of accounting.

     In January 1998, the Company repaid $3.3 million in subordinated promissory notes issued in connection with certain 1997 acquisitions.

     For the six months ended June 30, 1998 option holders exercised 629,000 options to purchase common stock. The exercises generated $1.2 million in cash proceeds.

     The Company has a $10 million senior unsecured revolving credit facility expiring April 23, 2000 (the "Chase Facility"). The revolver bears interest at resetting rates selected by the Company from various alternatives. The interest rate alternatives are either (i) the greater of (x) prime rate, (y) the federal funds rate plus 0.5% (z) the bank's certificate of deposit rate plus 1%, or (ii) LIBOR plus 0.75%. The Chase Facility also allows for the Company to finance up to 100% of any acquisitions of companies that are in the business of providing transcriptions-related services. The financing of these acquisitions may be carved out of the revolving credit facility and amortized over five year periods (20 consecutive quarters). Each acquisition term loan that is created would permanently reduce the remaining revolving credit commitment by a like amount.

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


Year 2000 Compliance
--------------------

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

Special Note Concerning Forward Looking Statements
--------------------------------------------------

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

                           Part II - Other Information
                           ---------------------------



Item 1. -   Legal Proceedings                                   - Not Applicable

Item 2. -   Changes in Securities and Use of Proceeds           - Not Applicable

Item 3. -   Default upon Senior Securities                      - Not Applicable

Item 4. -   Submission of Matters to a Vote of Security Holders

            On May 27, 1998, the Annual Meeting of Shareholders' of the Company was held. At that meeting, (a) the following persons were elected as directors to serve until the expiration of the terms indicated and (b) the shareholders approved an amendment to increase the number of shares for issuance under the Stock Option Plan by 600,000 (adjusted to reflect the June 1, 1998 2-for-1 stock split).

            The number of votes cast for, against, as well as abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each director nominee was as follows:

            (a)  Election of Directors:

                    Expiration                            Votes
Director              of Term         Votes For          Against          Abstentions        Non-Votes
--------            ----------        ---------          -------          -----------        ---------
William T. Carson      2001           6,835,768          336,541              --                 --
Richard J. Censits     2001           6,835,768          336,541              --                 --
John A. Donohoe        2001           6,835,768          336,541              --                 --

            The term of office as a director continued after the meeting for the following persons (expiration of term in parenthesis):
            David A. Cohen (1999); James R. Emshoff (2000); Terrence J. Mulligan (1999); A. Fred Ruttenberg (2000); R. Timothy Stack
            (2000); and John H. Underwood (1999).

            (a)  Amendments to Stock Option Plan to increase number of shares:

                 6,399,875    shares were voted for the proposal and
                   761,379    shares were voted against the proposal and
                    11,055    shares abstained from voting and
                         0    shares were not voted

Item 5. -        Other Information

                 a) On July 31, 1998, MedQuist Inc. completed the acquisition, by merger, of Digital Dictation, Inc. The transaction has been accounted for as a pooling-of-interests. Set forth on pages F-1 through F-20 is the Company's 1997 audited financial statements restated for the pooling-of-interests transaction.

                 b) Selected Consolidated Financial Data, restated for pooling-of-interests discussed above, is attached as Attachment 5.

Item 6. -        Exhibits and Reports on Form 8-K

                 a)  Exhibits:

                     Consent of Arthur Andersen LLP                       23.0
                     Financial Data Schedule                              27.0
                     Financial Data Schedule, Restated 1996               27.1
                     Financial Data Schedule, Restated 1997               27.2
                     Financial Data Schedule, Restated 1998               27.3

                 b) Reports on Form 8-K were filed on the following dates during the quarter for which this report is filed:

                          File Date                    Item Reported
                          ---------                    -------------
                     *  June 29, 1998           Digital Dictation, Inc. Merger
                        June 12, 1998           Digital Dictation, Inc. Merger
                        May 13, 1998            2-for-1 stock split






* The June 29, 1998 filing included financial information required to be filed under Item 7 of of Form 8-K for the Digital Dictation, Inc. Merger.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               MedQuist Inc.
                                               Registrant

Date:  August ___, 1998
                                               By:  /s/ John R. Emery
                                                   ----------------------------
                                                    John R. Emery
                                                     Chief Financial Officer

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


                                                     ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
  August 10, 1998

                         MEDQUIST INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 December 31
                                                                             -----------------
                                                                               1997      1996
                                                                             -------   -------
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents                                                 $12,337   $ 8,967
   Accounts receivable, net of allowance of $479 and $318                     21,532    15,396
   Deferred income taxes                                                         741       334
   Prepaid expenses and other                                                    162       154
                                                                             -------   -------
                  Total current assets                                        34,772    24,851
Property and equipment, net                                                   11,329     8,985
Intangible assets, net                                                        47,489    42,436
Other                                                                            552       323
                                                                             -------   -------
                                                                             $94,142   $76,595
                                                                             =======   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Current portion of long-term debt                                         $ 3,935   $   682
   Accounts payable                                                            1,408     1,185
   Accrued payroll                                                             3,141     2,028
   Accrued expenses                                                            2,981     1,888
                                                                             -------   -------
                  Total current liabilities                                   11,465     5,783
                                                                             -------   -------
Long-term debt                                                                 1,405     1,750
                                                                             -------   -------
Other long-term liabilities                                                      544       631
                                                                             -------   -------
Deferred income taxes                                                          2,710     1,691
                                                                             -------   -------
Commitments and contingencies (Note 11)
Shareholders' equity:
   Common stock, no par value, 60,000 shares authorized, 22,264 and
     21,554 shares issued and outstanding                                       --        --
   Additional paid-in capital                                                 60,103    57,072
   Retained earnings                                                          17,915     9,668
                                                                             -------   -------
                  Total shareholders' equity                                  78,018    66,740
                                                                             -------   -------
                                                                             $94,142   $76,595
                                                                             =======   =======

        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)


                                                          Year Ended December 31
                                                     -------------------------------
                                                       1997       1996        1995
                                                     --------   --------    --------
Revenues                                             $ 94,616   $ 68,417    $ 50,185
                                                     --------   --------    --------
Costs and expenses:
   Cost of revenues                                    70,906     51,516      38,190
   Selling, general and administrative                  4,620      3,579       4,325
   Depreciation                                         3,940      2,750       2,110
   Amortization of intangible assets                    1,517      1,176         496
                                                     --------   --------    --------
                  Total operating expenses             80,983     59,021      45,121
                                                     --------   --------    --------
Operating income                                       13,633      9,396       5,064
Interest expense                                          194      1,686       3,720
                                                     --------   --------    --------
Income from continuing operations
   before income taxes                                 13,439      7,710       1,344
Income tax provision                                    5,192      3,086         633
                                                     --------   --------    --------
Income from continuing operations                       8,247      4,624         711
Discontinued operations, net of income taxes:
     Income from operations                              --         --         1,451
     Loss on disposal                                    --         --        (3,180)
                                                     --------   --------    --------
Income (loss) before extraordinary item                 8,247      4,624      (1,018)
Loss on early extinguishment of debt, net of
   income tax benefit                                    --         --          (545)
                                                     --------   --------    --------
Net income (loss)                                       8,247      4,624      (1,563)
Inducement of warrant exercise                           --         (707)       --
                                                     --------   --------    --------
Net income (loss) available to common shareholders   $  8,247   $  3,917    $ (1,563)
                                                     ========   ========    ========

Basic income (loss) per common share (Note 1):
   Income from continuing operations                 $   0.38   $   0.27    $   0.09
   Discontinued operations                               --         --         (0.22)
   Extraordinary item                                    --         --         (0.07)
   Inducement of warrant exercise                        --        (0.04)       --
                                                     --------   --------    --------
                                                     $   0.38   $   0.23    $  (0.20)
                                                     ========   ========    ========
Diluted income (loss) per common share (Note 1):
   Income from continuing operations                 $   0.35   $   0.24    $   0.08
   Discontinued operations                               --         --         (0.21)
   Extraordinary item                                    --         --         (0.06)
   Inducement of warrant exercise                        --        (0.04)       --
                                                     --------   --------    --------
                                                     $   0.35   $   0.20    $  (0.19)
                                                     ========   ========    ========

        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                        Common Stock          Additional
                                                                   ----------------------       Paid-in      Retained
                                                                    Shares        Amount        Capital      Earnings       Total
                                                                   --------      --------      --------      --------      --------
BALANCE, DECEMBER 31, 1994                                            7,652      $   --        $  3,661      $  7,860      $ 11,521
   Net loss                                                            --            --            --          (1,563)       (1,563)
   Exercise of Common stock options,
     including tax benefit                                              520          --           1,210          --           1,210
   Merger costs                                                        --            --             (51)         --             (51)
   Dividends to former stockholders                                    --            --             269          (546)         (277)
   Issuance of Common stock in connection with
     business acquisition                                                70          --             185          --             185
                                                                   --------      --------      --------      --------      --------

BALANCE, DECEMBER 31, 1995                                            8,242          --           5,274         5,751        11,025
   Net income                                                          --            --            --           4,624         4,624
   Exercise of Common stock options,
     including tax benefit                                               98          --             336          --             336
   Issuance of Common stock in connection with
     business acquisitions                                            2,668          --           5,040          --           5,040
   Sale of Common stock, net of expenses                              7,530          --          39,442          --          39,442
   Exercise of warrants, including
     inducement charge                                                3,016          --           6,980          (707)        6,273
                                                                   --------      --------      --------      --------      --------

BALANCE, DECEMBER 31, 1996                                           21,554          --          57,072         9,668        66,740
   Net income                                                          --            --            --           8,247         8,247
   Exercise of Common stock options,
     including tax benefit                                              533          --           2,377          --           2,377
   Sale of Common stock, net of expenses                                 33          --             251          --             251
   Purchase and retirement of Common stock, at cost                     (82)         --            (676)         --            (676)
   Exercise of warrant, including
     tax benefit                                                        226          --           1,079          --           1,079
                                                                   --------      --------      --------      --------      --------

BALANCE, DECEMBER 31, 1997                                           22,264      $   --        $ 60,103      $ 17,915      $ 78,018
                                                                   ========      ========      ========      ========      ========



        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                  Year Ended December 31
                                                                                       --------------------------------------------
                                                                                         1997              1996              1995
                                                                                       --------          --------          --------
OPERATING ACTIVITIES:
   Net income (loss)                                                                   $  8,247          $  4,624          $ (1,563)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities-
       Depreciation and amortization                                                      5,457             3,926             4,253
       Amortization of debt discounts                                                      --                 704               131
       Loss on disposal of discontinued operations                                         --                --               4,286
       Loss on early extinguishment of debt                                                --                --                 545
       Deferred income tax provision (benefit)                                              311             1,512              (153)
       Changes in assets and liabilities, excluding
          effects of acquisitions and divestitures--
           Accounts receivable, net                                                      (4,503)           (4,549)           (2,467)
           Prepaid expenses and other                                                       220               707               682
           Other assets                                                                    (214)              182              (129)
           Accounts payable                                                                  66            (1,267)              734
           Accrued payroll                                                                  801               670              (290)
           Other long-term liabilities                                                      (87)              (79)              (91)
                                                                                       --------          --------          --------
                  Net cash provided by operating activities                              12,451             5,433             6,738
                                                                                       --------          --------          --------
INVESTING ACTIVITIES:
   Purchases of property and equipment                                                   (5,673)           (3,528)           (3,857)
   Acquisitions, net of cash acquired                                                    (3,707)           (4,810)               (7)
   Proceeds from divestiture                                                               --                --              16,723
                                                                                       --------          --------          --------
                  Net cash provided by (used in)
                    investing activities                                                 (9,380)           (8,338)           12,859
                                                                                       --------          --------          --------
FINANCING ACTIVITIES:
   Repayments of long-term debt and subordinated payable                                 (1,061)          (29,678)          (19,160)
   Proceeds for issuance of long-term debt                                                 --                  18              --
   Borrowing under line of credit                                                          --                  64               265
   Merger costs                                                                            --                --                 (52)
   Dividend to former stockholders                                                         --                 (45)             (232)
   Proceeds from exercise of Common stock options                                         1,277               226              --
   Net proceeds from issuance of Common stock                                               251            39,442               796
   Purchase and retirement of Common stock, at cost                                        (676)             --                --
   Deferred financing costs                                                                --                --                (178)
   Proceeds from exercise of warrants                                                       508              --                --
                                                                                       --------          --------          --------
                  Net cash provided by (used in)
                    financing activities                                                    299            10,027           (18,561)
                                                                                       --------          --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 3,370             7,122             1,036
CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                                                8,967             1,845               809
                                                                                       --------          --------          --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $ 12,337          $  8,967          $  1,845
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


Background
----------

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

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of MedQuist Inc. and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated.

Common Stock Split
------------------

On September 9, 1997, the Company effected a 3-for-2 stock split for all shares of Common stock. Further, on June 15, 1998, the Company effected a 2-for-1 stock split for all shares of Common stock. All share data in the accompanying financial statements has been retroactively adjusted to reflect both stock splits.

Use of Estimates
----------------

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

Revenue Recognition
-------------------

Fees for transcription-related services are based primarily on contracted rates, and revenue is recognized upon the rendering of services and delivery of records. Included in revenues are franchise fees of $121, $239 and $317 for the years ended December 31, 1997, 1996 and 1995, respectively.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less, consisting primarily of cash on deposit with banks. At December 31, 1997, cash and cash equivalents included a restricted certificate of deposit of $1,339 which was used to repay a note payable in January 1998.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation and amortization have been provided using the straight-line method over the estimated useful lives of the assets, which range from three to five years for furniture, equipment and software, and the lease term for leasehold improvements. Certain internally developed software costs totaling $171, incurred in 1997 have been capitalized in accordance with an AICPA exposure draft dated December 17, 1996 of a Statement of Position, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs include $142 of salaries and fringe benefits for software developers and $29 of telecommunications and outside consultant costs. Repairs and maintenance costs are expensed as incurred. Additions and betterments are capitalized. Gains or losses on the disposition of property and equipment are charged to operations.

Intangible Assets
-----------------

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

Accrued Expenses
----------------

Accrued expenses consist primarily of deferred revenue, accrued interest, deferred telephone credits and accrued professional fees. At December 31, 1997 and 1996, deferred revenue was $496 and $492, respectively.

Advertising Costs
-----------------

The Company expenses advertising costs as incurred. Advertising expense was $180, $154 and $187 for the years ended December 31, 1997, 1996 and 1995, respectively.

Statements of Cash Flow Information
-----------------------------------

For the years ended December 31, 1997, 1996 and 1995, the Company paid interest of $197, $713 and $3,180, respectively, and income taxes of $2,530, $1,700 and $478, respectively. Capital lease obligations of $174, $191 and $612 were incurred on equipment leases entered into in 1997, 1996 and 1995, respectively.

The following table displays the net noncash assets and liabilities that were consolidated as a result of the Company's business acquisitions (see Note 2):


                                                                              Year Ended December 31
                                                                   --------------------------------------------
                                                                     1997              1996              1995
                                                                   --------          --------          --------
            Noncash assets (liabilities):
               Accounts receivable                                 $  1,633          $    364          $    169
               Prepaid expenses and other                               243                59                19
               Property and equipment                                   613               446               213
               Intangible assets                                      6,588             6,389            23,183
               Accounts payable and accrued
                 expenses                                            (1,781)             (335)             (299)
               Long-term debt                                          (252)             (305)             (379)
                                                                   --------          --------          --------

                              Net noncash assets acquired             7,044             6,618            22,906

               Less-Seller notes and payables                        (3,337)           (1,318)          (22,714)
               Common stock issued                                     --                (490)             (185)
                                                                   --------          --------          --------

                              Net cash paid for business
                                 acquisitions                      $  3,707          $  4,810          $      7
                                                                   ========          ========          ========


Income Taxes
------------

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

Income (Loss) Per Common Share
------------------------------

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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted income per share computations for income from continuing operations:



                                                       Year Ended December 31
                        -----------------------------------------------------------------------------------------
                                   1997                          1996                         1995
                        ----------------------------  ---------------------------   -----------------------------
                                           Per Share                    Per Share                     Per Share
                        Income    Shares    Amount    Income    Shares   Amount     Income    Shares   Amount
                        -------   ------   -------    -------   -------  -------    -------   -------  ---------
Basic income from
   continuing
   operations           $ 8,247   21,907    $  0.38    $ 4,624   17,015  $  0.27     $ 711     7,871   $ 0.09
Effect of dilutive
   securities               --     1,632      (0.03)       --     1,906    (0.03)       --       552    (0.01)
                        -------   ------    -------    -------   ------  -------     -----     -----   ------
Diluted income from
   continuing
   operations           $ 8,247   23,539    $  0.35    $ 4,624   18,921  $  0.24     $ 711     8,423   $ 0.08
                        =======   ======    =======    =======   ======  =======     =====     =====   ======

In 1997, 540 Common stock options were excluded from the diluted computation because their effect would be anti-dilutive.

New Accounting Pronouncements
-----------------------------

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

2. ACQUISITIONS:

Effective May 1, 1994, the Company purchased substantially all of the assets of Transcriptions, Ltd. and affiliates ("Transcriptions"), as well as assumed certain liabilities, as defined, for $16,930 in cash, including acquisition costs of $322, plus the payment of Transcriptions' interest bearing debt of $5,816, plus a deferred purchase price based on future operating results. Effective December 29, 1995, and in connection with the sale of the receivables management division (see Note 3), the Company fixed the deferred purchase price by agreeing to pay the former owners of Transcriptions $18,375 in cash and issue 2,584 shares of Common stock (valued at $4,550 for financial reporting purposes) on August 31, 1996.

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



                                                                              Year Ended
                                                                             December 31,
                                                                                 1995
                                                                             ------------
      Revenues                                                                 $ 50,185
      Loss from continuing operations                                              (597)
      Basic and diluted loss per share from continuing operations                 (0.08)
      Shares used in computing loss per share                                     7,871

From 1995 through 1997, the Company completed twelve acquisitions. The acquisitions have been accounted for using the purchase method. Pro forma information is not presented as these acquisitions are not material to the Company.

In May 1998, the Company completed an acquisition accounted for under the pooling-of-interests method (see Note 12).

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

4. PROPERTY AND EQUIPMENT:

                                                              December 31
                                                      --------------------------
                                                        1997            1996
                                                        ----            ----
   Furniture, equipment and software                  $ 20,307        $ 14,269
   Leasehold improvements                                  304             143
                                                      --------        --------
                                                        20,611          14,412
   Less- Accumulated depreciation
     and amortization                                   (9,282)         (5,427)
                                                       --------        --------
                                                       $ 11,329        $  8,985
                                                       ========        ========

5. INTANGIBLE ASSETS:

                                                               December 31
                                                        -----------------------
                                                           1997         1996
                                                           ----         ----
    Excess of cost over net asset value of
       acquired businesses                              $   34,187   $   34,162
    Customer lists                                          16,519        9,972
    Deferred financing costs                                   100           84
                                                        ----------   ----------

                                                            50,806       44,218
    Less- Accumulated amortization                          (3,317)      (1,782)
                                                        ----------   ----------

                                                        $   47,489   $   42,436
                                                        ==========   ==========

6. LONG-TERM DEBT:

                                                                            December 31
                                                                     --------------------------
                                                                        1997           1996
                                                                        ----           ----
   Line of credit                                                   $      132   $      329
   Subordinated convertible 6% promissory note, due September
     2003, converted in January 1998                                     1,288        1,288
   Subordinated 5.25% promissory notes, due January 1998                 1,357          --
   Subordinated 4.5% promissory notes, due January 1998                  1,940          --
   Subordinated 6.75% promissory notes, due
     March 1998                                                             20          --
   Subordinated 6.75% promissory note, due
     March 1999                                                             20          --
   Subordinated 5% promissory note, repaid in 1997                         --            30
   10% automobile loan, due December 1998                                    7           13
   Capital lease obligations                                               576          772
                                                                    ----------   ----------
                                                                         5,340        2,432
   Less-  Current portion                                               (3,935)        (682)
                                                                    ----------   ----------
                                                                    $    1,405   $    1,750
                                                                    ==========   ==========


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

In January 1998, the subordinated convertible 6% promissory note was converted into 172 shares of Common stock at a conversion price of $7.48 per share.

Long-term debt maturities as of December 31, 1997, are as follows:

       1998                                               $    3,970
       1999                                                      127
       2000                                                        8
       2001                                                        8
       2002                                                        1
       2003 and thereafter                                     1,288
                                                          ----------

                                                               5,402
       Less- Interest on capital lease obligations               (62)
                                                          ----------
                                                          $    5,340
                                                          ==========

7. SUBORDINATED PAYABLE TO RELATED PARTIES:

Effective December 29, 1995, the Company and the former owners of Transcriptions, who include the Company's current Chief Executive Officer and Chief Operating Officer, amended the Transcriptions purchase agreement to fix the amount of the deferred purchase price (see Note 2). The amendment provided for the Company to pay $18,375 in cash and issue 2,584 shares of Common stock (valued at $4,550 for financial reporting purposes) on August 31, 1996. In May 1996, the Company repaid the cash portion of the payable, and the Common stock was issued in August 1996.

8. SHAREHOLDERS' EQUITY:

On September 9, 1997, the Company effected a 3-for-2 stock split for all shares of Common stock. Further, on June 15, 1998, the Company effected a 2-for-1 stock split for all shares of Common stock.

In May 1996, the Company consummated a secondary public offering of its Common stock, selling 6,600 shares at a price of $5.67 per share. In June 1996, the underwriters exercised their overallotment option for an additional 922 shares. After deducting the underwriters' discount and offering expenses, the net proceeds to the Company were $39,442.

In connection with the 1992 issuance of a senior subordinated note, the Company sold to the holder for $1,100 warrants to purchase 1,732 shares of Class A and 1,068 shares of Class B Preferred Stock at an exercise price of $2.5 per share. Each share of Class A and Class B Preferred Stock was convertible into one share of Common stock. During 1994, the holder was issued additional warrants and all warrant exercise prices were reset at $2.43, in accordance with the antidilution provisions of the original warrant agreement. Simultaneous with the closing of the secondary stock offering, the Company and the holder agreed that the holder would exercise the warrants by tendering the $7,000 principal amount of the senior subordinated notes and simultaneously converting the shares of Preferred stock received upon such exercise into 2,888 shares of Common stock. As an inducement for the holder to exercise the warrants and convert the Preferred stock, the Company issued the holder 128 additional shares of Common stock. This inducement, valued at $707 or $0.04 per diluted share, has been recorded as a deduction from the net income available to common shareholders in 1996.

In connection with the Company's May 1994 credit agreement, the Company issued the agent bank warrants to purchase 226 shares of Common stock at an exercise price of $2.25 per share. These warrants were exercised on June 12, 1997 by the agent bank for proceeds to the Company of $508.

9. STOCK OPTION PLANS:

The Company has three stock option plans that provide the granting of options to purchase an aggregate of 5,860 shares of Common stock to eligible employees (including officers) and nonemployee directors of the Company. Options granted may be at fair market value of the Common stock or at a price determined by a committee of the Company's board of directors. The stock options vest and are exercisable over a period determined by the committee.

Information with respect to the Company's options follows:



                                                                       Option Price         Aggregate
                                                       Shares           Per Share           Proceeds
                                                       ------        ----------------       ---------
      Outstanding, December 31, 1994                    1,500    $   0.67   -     $2.25    $      2,510
        Granted                                           918        2.42   -      3.17           2,594
        Exercised                                        (520)       0.67   -      2.42            (796)
        Canceled                                         (136)       0.67   -      2.50            (259)
                                                     --------    ----------------------    ------------
      Outstanding, December 31, 1995                    1,762        0.67   -      3.17           4,049
         Granted                                          961        2.80   -      6.94           4,509
         Exercised                                        (98)       1.14   -      5.13            (226)
         Canceled                                         (90)             3.17                    (285)
                                                     --------    -----------------------   ------------
      Outstanding, December 31, 1996                    2,535        1.14   -      6.94           8,047
        Granted                                           918        5.21   -     16.52          10,988
        Exercised                                        (533)       1.14   -     10.41          (1,277)
        Canceled                                          (94)       4.37   -     16.52            (481)
                                                     --------    ----------------------    ------------
      Outstanding, December 31, 1997                    2,826    $   1.14   -    $16.52    $     17,277
                                                     ========    ======================    ============


At December 31, 1997, there were 1,255 exercisable options at an aggregate exercise price of $3,664 and 624 additional options were available for grant under the plans.

The options outstanding and exercisable by exercise price at December 31, 1997 are as follows:

                                       Weighted
                                        Average
                                       Remaining        Weighted                             Weighted
    Exercise           Number         Contractual       Average            Number             Average
     Prices          Outstanding         Life        Exercise Price      Exercisable      Exercise Price
    --------         -----------      -----------    --------------      -----------      --------------
$ 1.14 - $  3.83         1,365             6.15          $    2.40         1,135             $  2.33
  5.13 -   11.31           894             8.72               6.54            90                6.68
 13.82 -   16.52           567             9.96              14.41            30               13.81
                      --------            -----          ---------         -----             -------
                         2,826             7.73          $    6.12         1,255             $  2.92
                      ========            =====          =========         =====             =======


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

                                                   Year Ended December 31
                                          -------------------------------------
                                             1997          1996           1995
                                             ----          ----           ----
  Net income (loss):
     As reported                          $ 8,247       $ 3,917        $ (1,563)
     Pro forma                              6,793         2,936          (1,887)

  Basic income (loss) per share:
     As reported                              .38           .23            (.20)
     Pro forma                                .31           .17            (.24)

  Diluted income (loss) per share:
     As reported                              .35           .20            (.19)
     Pro forma                                .29           .16            (.24)

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

10. INCOME TAXES:

The income tax provision (benefit) consists of the following:

                                              Year Ended December 31
                                    -------------------------------------------
                                       1997          1996          1995
                                       ----          ----          ----
     Current:
        State                       $      721    $       79     $      181
        Federal                          4,201         1,495            161
                                    ----------    ----------     ----------

                                         4,922         1,574            342
     Deferred                              270         1,512           (355)
                                    ----------    ----------     ----------

                                    $    5,192    $    3,086     $      (13)
                                    ==========    ==========     ==========

                                              Year Ended December 31
                                    ------------------------------------------
                                        1997         1996          1995
                                        ----         ----          ----

     Continuing operations          $    5,192    $    3,086     $     431
     Discontinued operations:
        Income from operations             --            --            796
        Loss on disposal                   --            --           (959)
     Extraordinary item                    --            --           (281)
                                    ----------    ----------     ---------

                                    $    5,192    $    3,086     $     (13)
                                    ==========    ==========     =========

A reconciliation of the statutory federal income tax rate to the effective continuing operations income tax rate is as follows:

                                                        Year Ended December 31
                                                     ---------------------------
                                                      1997       1996      1995
                                                      ----       ----      ----

     Statutory federal income tax rate                35.0%      34.0%     34.0%
     State income taxes, net of federal benefit        3.0%       3.0%      6.5%
     Other                                             0.6%       3.0%      6.5%
                                                     ------     ------    ------
                                                      38.6%      40.0%     47.0%
                                                     ======     ======    ======

The tax effected temporary differences that give rise to deferred income taxes are as follows:

                                                   December 31
                                              -----------------------
                                                1997          1996
                                                ----          ----
    Deferred tax asset:
       Allowance for doubtful accounts       $       177   $       113
       Vacation accrual                              125           --
       Other                                         439           221
                                             -----------   -----------

                                             $       741   $       334
                                             ===========   ===========
    Deferred tax liability:
      Accumulated depreciation               $    (1,160)  $    (1,022)
      Accumulated amortization                    (1,220)         (546)
      Deferred compensation                          210           224
      Other                                         (540)         (347)
                                             -----------   -----------

                                             $    (2,710)  $    (1,691)
                                             ===========   ===========

11. COMMITMENTS AND CONTINGENCIES:

Rent expense for operating leases was $1,705, $1,345 and $798 for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum annual rental commitments for noncancelable operating leases having terms in excess of one year as of December 31, 1997, are as follows:

              1998            $       1,756
              1999                    1,102
              2000                      570
              2001                      273
              2002                       36
                              -------------
                              $       3,737
                              =============

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

12. ACQUISITION SUBSEQUENT TO DECEMBER 31, 1997:

On May 28, 1998, the Company completed the acquisition of approximately 94% of the outstanding capital stock of Digital Dictation, Inc. ("DDI") and on July 31, 1998 acquired the remaining shares. The Company issued 912 shares in exchange for all DDI shares. The acquisition has been accounted for under the pooling-of-interest method. Accordingly, the Company's financial statements have been restated to reflect the pooling of DDI.

13.   QUARTERLY FINANCIAL DATA (UNAUDITED):

Year Ended December 31, 1997:

                                                                 Three Months Ended
                                          -------------------------------------------------------------------
                                           March 31           June 30        September 30         December 31
                                           --------      -------------     --------------      --------------
Revenues                                  $  20,615        $    22,547       $   24,584          $   26,870
Income before income taxes                    2,872              3,150            3,502               3,915
Net income                                    1,754              1,939            2,154               2,400
Basic net income per share                     0.08               0.09             0.10                0.11
Diluted net income per share                   0.08               0.08             0.09                0.10

Year Ended December 31, 1996:

                                                                 Three Months Ended
                                       ----------------------------------------------------------------------
                                           March 31           June 30        September 30         December 31
                                       ---------------   ---------------   --------------      --------------

Revenues                               $   15,520        $    16,080       $     17,336        $     19,481
Income before income taxes                  1,064              1,596              2,387               2,663
Net income                                    632                948              1,426               1,618
Basic net income per share                   0.06               0.07               0.07                0.07
Diluted net income per share                 0.05               0.06               0.06                0.07


                                                                     SCHEDULE II


                         MEDQUIST INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED DECEMBER 31, 1997

                                 (in thousands)





                                        Balance,    Charged to    Charged to
                                       Beginning     Costs and       Other                        Balance,
         Description                    of Year      Expenses      Accounts       Deductions     End of Year
         -----------                   ----------    ---------    ----------      ----------     ------------
Allowances for doubtful accounts:
   1997                                 $   318       $   313     $    20            $  (172)       $   479
   1996                                     550 (a)        44        (272) (a)            (4)           318
   1995                                     316           243         487               (496)           550 (a)

----------------
(a)   Includes amounts related to discontinued operations.

                                                                    Attachment 5




                         MEDQUIST INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)




                                                                 Year Ended December 31,
                                                       -----------------------------------------
                                                1997        1996         1995        1994        1993
                                                ----        ----         ----        ----        ----
Statement of Operation Data:
  Revenues ...............................    $ 94,616    $ 68,417     $ 50,185     $ 28,679    $  2,746

  Costs and expenses:
    Cost of revenues .....................      70,906      51,516       38,190       21,960       2,381

    Selling, general and administrative ..       4,620       3,579        4,325        2,798       1,688

    Depreciation .........................       3,940       2,750        2,110          861         310

    Amortization .........................       1,517       1,176          496          264          12
                                              --------    --------     --------     --------    --------
          Total operating expenses .......      80,983      59,021       45,121       25,883       4,391
                                              --------    --------     --------     --------    --------
  Operating income (loss) ................      13,633       9,396        5,064        2,796      (1,645)

  Interest expense .......................         194       1,686        3,720        2,765       1,457
                                              --------    --------     --------     --------    --------
  Income (loss) from continuing operations
    before income taxes ..................      13,439       7,710        1,344           31      (3,102)
                                                                                                --------
  Income tax provision (benefit) .........       5,192       3,086          633            3      (1,290)
                                              --------    --------     --------     --------    --------
  Income (loss) from continuing operations       8,247       4,624          711           28      (1,812)

  Discontinued operations ................        --          --         (1,729)       1,612       3,746

  Extraordinary item .....................        --          --           (545)        --          --
                                              --------    --------     --------     --------    --------
  Net income (loss) ......................       8,247       4,624       (1,563)       1,640       1,934

  Inducement deduction ...................        --          (707)        --           --          --
                                              --------    --------     --------     --------    --------
  Net income (loss) available to common
    shareholders .........................    $  8,247    $  3,917     $ (1,563)    $  1,640    $  1,934
                                              ========    ========     ========     ========    ========

Basic income (loss) per common share:
  Continuing operations ..................    $   0.38    $   0.27     $   0.09     $   0.00    $  (0.19)

  Discontinued operations ................        --          --          (0.22)        0.21        0.40

  Extraordinary item .....................        --          --          (0.07)        --          --

  Inducement deduction ...................        --         (0.04)        --           --          --
                                              --------    --------     --------     --------    --------
                                              $   0.38    $   0.23     $  (0.20)    $   0.21    $   0.21
                                              ========    ========     ========     ========    ========
Diluted income (loss) per common share:
  Continuing operations ..................    $   0.35    $   0.24     $   0.08     $   0.00    $  (0.19)

  Discontinued operations ................        --          --          (0.21)        0.21        0.40

  Extraordinary item .....................        --          --          (0.06)        --          --

  Inducement deduction ...................        --         (0.04)        --           --          --
                                              --------    --------     --------     --------    --------
                                              $   0.35    $   0.20     $  (0.19)    $   0.21    $   0.21
                                              ========    ========     ========     ========    ========



Balance Sheet Data:
  Working capital ........................    $ 23,307    $ 19,068     $  4,788     $  1,121    $  2,246
  Total assets ...........................      94,142      76,595       59,735       52,631      30,347

                                                 1,405       1,750       16,013       30,514      12,663
  Shareholders' equity ...................      78,018      66,740       11,025       11,521       9,574
