Form 10-Q
period 1998-09-30
MEDQUIST INC
filed 1998-11-12
CIK 884497

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                              --------------------

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

For the quarterly period                                  Commission file number
ended September 30, 1998                                          0-19941


                                  MedQuist Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                                             22-2531298
-------------------------------                              -------------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 23,784,313 shares of common stock, no par value, as of November 11, 1998.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.      FINANCIAL INFORMATION                                                                   PAGE NO.
-------      ---------------------                                                                   --------
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets at September 30, 1998 (Unaudited) and
             December 31, 1997                                                                           1

             Consolidated Statements of Income for the nine months ended September 30, 1998 and
             1997 (Unaudited)                                                                            2

             Consolidated Statements of Income for the three months ended September 30, 1998
             and 1997 (Unaudited)                                                                        3

             Consolidated Statements of Cash Flows for the nine months ended September 30, 1998
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


                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  September 30,      December 31,
                                                                     1998               1997
                                                                  -----------       -----------
                                                                  (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                         $19,211            $13,169
    Accounts receivable, net of allowance of $765 and $479           26,497             22,901
    Prepaid expenses and other current assets                         1,082                953
                                                                   --------            -------
       Total current assets                                          46,790             37,023

Property and equipment - net                                         13,167             11,790

Other assets                                                            697                587

Marketable security                                                     900                --

Deferred income taxes                                                 1,629                --

Intangible assets - net                                              47,243             47,489
                                                                   --------            -------

                                                                   $110,426            $96,889
                                                                   ========            =======

Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                                $ 216            $ 3,935
     Accounts payable                                                 1,871              1,457
     Accrued payroll                                                  5,745              3,481
     Accrued expenses                                                 5,927              3,029
                                                                   --------            -------
       Total current liabilities                                     13,759             11,902

Long-term debt                                                           21              1,405

Other liabilities                                                       476                544

Deferred income taxes                                                    --              2,710

Shareholders' equity:
     Common stock, no par value, 60,000 shares authorized,
         23,781 and 22,953 issued and  outstanding                       --                 --
     Additional paid-in capital                                      66,391             59,834
     Retained earnings                                               29,194             20,494
     Unrealized gain on marketable security                             585                --
                                                                   --------            -------
       Total shareholders' equity                                    96,170             80,328
                                                                   --------            -------
                                                                   $110,426            $96,889
                                                                   ========            =======


See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (Amounts in thousands, except per share amounts)



                                                           NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1998
                                                     ---------------------------
                                                       1998                 1997
                                                     --------             --------
Revenues                                             $104,360              $74,580
                                                     --------             --------
Costs and expenses:
  Cost of revenues                                     79,096               56,526
  Selling, general and administrative                   4,202                3,376
  Depreciation                                          4,130                2,932
  Amortization of intangible assets                     1,331                1,106
  Nonrecurring merger costs                             1,500                   --
                                                     --------             --------
     Total operating expenses                          90,259               63,940
                                                     --------             --------
Operating income                                       14,101               10,640
Other income (expense):
    Interest income                                       367                   --
    Interest expense                                      (60)                (137)
                                                     --------             --------
    Total other income (expense)                          307                 (137)
                                                     --------             --------
Income before income taxes                             14,408               10,503
Income tax provision                                    5,354                3,677
                                                     --------             --------
Net income                                           $  9,054             $  6,826
                                                     ========             ========
Basic net income per common share                    $   0.39             $   0.31
                                                     ========             ========
Diluted net income per common share                  $   0.36             $   0.29
                                                     ========             ========

Pro forma amounts (Note 2):
   Income before income taxes, as reported           $ 14,408             $ 10,503
   Income tax provision                                 5,648                4,072
                                                     --------             --------
   Net income                                        $  8,760             $  6,431
                                                     ========             ========
   Basic net income per share                        $   0.38             $   0.29
                                                     ========             ========
   Diluted net income per share                      $   0.35             $   0.27
                                                     ========             ========


See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (Amounts in thousands, except per share amounts)



                                                       THREE MONTHS ENDED
                                                       SEPTEMBER 30, 1998
                                                     -----------------------
                                                       1998            1997
                                                     -------         -------

Revenues                                             $36,159         $26,962
                                                     -------         -------

Costs and expenses:
  Cost of revenues                                    27,355          20,415
  Selling, general and administrative                  1,427           1,188
  Depreciation                                         1,494           1,104
  Amortization of intangible assets                      446             396
  Nonrecurring merger costs                              750              --
                                                     -------         -------
     Total operating expenses                         31,472          23,103
                                                     -------         -------

Operating income                                       4,687           3,859
Other income (expense):
  Interest income                                        231              --
  Interest expense                                       (29)            (25)
                                                     -------         -------

    Total other income (expense)                         202             (25)
                                                     -------         -------

Income before income taxes                             4,889           3,834
Income tax provision                                   1,912           1,348
                                                     -------         -------
Net income                                           $ 2,977         $ 2,486
                                                     =======         =======

Basic net income per common share                    $  0.13         $  0.11
                                                     =======         =======

Diluted net income per common share                  $  0.12         $  0.10
                                                     =======         =======

Pro forma amounts (Note 2):
   Income before income taxes, as reported          $  4,889        $  3,834
   Income tax provision                                1,930           1,486
                                                    --------        --------
   Net income                                       $  2,959        $  2,348
                                                    ========        ========
   Basic net income, per share                      $   0.13        $   0.10
                                                    ========        ========
   Diluted net income per share                     $   0.12        $   0.10
                                                    ========        ========



See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                          NINE MONTHS ENDED
                                                                          SEPTEMBER 30, 1998
                                                                        ----------------------
                                                                          1998          1997
                                                                        -------       --------
Operating activities:
     Net income                                                         $ 9,054       $  6,826
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization                                        5,461          4,038
     Changes in assets and liabilities:
     Accounts receivable, net                                            (3,554)        (2,263)
     Prepaid expenses and other current assets                             (128)           (17)
     Other assets                                                          (110)             8
     Accounts payable                                                       414            (16)
     Accrued payroll                                                      2,533          1,807
     Accrued expenses                                                     2,947          2,084
     Other liabilities                                                      (68)           (69)
                                                                        -------        -------
         Net cash provided by operating activities                       16,549         12,398
                                                                        -------        -------

Investing activities:
     Purchases of property and equipment, net                            (5,420)        (4,305)
     Acquisitions, net of cash acquired                                  (2,581)        (3,232)
                                                                        -------        -------
       Net cash used in investing activities                             (8,001)        (7,537)
                                                                        -------        -------
Financing activities:
     Net borrowings on revolving line of credit                            --             (329)
     Repayments of long-term debt                                        (3,465)          (135)
     Repayments of obligations under capital leases                        (350)          (229)
     Net proceeds from issuance of common stock                            --            1,485
     Proceeds from the exercise of common stock options                   1,668             --
     Dividends to former shareholders                                      (359)          (476)
     Repurchase of common stock                                            --             (467)
                                                                        -------        -------
       Net cash used in financing activities                             (2,506)          (151)
                                                                        -------        -------

Net increase in cash and cash equivalents                                 6,042          4,710

Cash and cash equivalents, beginning of period                           13,169          9,620
                                                                        -------        -------

Cash and cash equivalents, end of period                                $19,211        $14,330
                                                                        =======        =======
Supplemental disclosure of cash flow information:
     Cash paid during period for:
       Interest                                                         $    32        $   136
                                                                        =======        =======
       Income taxes                                                     $ 3,340        $ 1,820
                                                                        =======        =======



See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   Nine Month Period Ended September 30, 1998
          (Unaudited - dollars in thousands, except per share amounts)


Note 1. Basis of Presentation

        The information set forth in these statements is unaudited. The information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. (the "Company"), and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended September 30, 1998 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

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

        On August 18, 1998 the Company completed the acquisition of Signal Transcription Network, Inc. ("Signal") accounted for using the pooling-of-interest method. The Company issued approximately 619,000 shares of its common stock and $1.5 million in cash for all Signal capital stock. The Company's financial statements have been restated to reflect the pooling of Signal.

        Prior to its merger with the Company, Signal was an "S" corporation. The consolidated statements of income include a pro forma presentation to reflect Signal as a "C" corporation for the periods presented. In addition, Signal and the Company have elected to treat their merger as an asset purchase for income tax purposes. Accordingly, the Company recorded a deferred tax asset and an increase in additional paid-in capital of approximately $4.6 million in the quarter ended September 30, 1998, to reflect the tax effect of goodwill that will be recorded for income tax purposes.

        Revenues and net income as restated for both the DDI and Signal pooling of interests is as follows:


                                    Nine Months Ended         Nine Months Ended
                                    September 30, 1997        September 30, 1998
                                   --------------------     ----------------------
                                                  Net                        Net
                                   Revenues      Income     Revenues        Income
                                   --------      ------     --------        ------
Medquist Inc.                       $60,707      $5,422     $ 92,914(a)     $8,258(a)
Digital Dictation, Inc.               7,039         425        6,165(b)        253(b)
Signal Transcription Network Inc.     6,834         979        5,281(b)        543(b)
                                    -------      ------     --------        ------
Restated                            $74,580      $6,826     $104,360        $9,054
                                    =======      ======     ========        ======

----------
(a)     Includes DDI and Signal amounts from July 1, 1998.
(b)     Reflects amounts from January 1, 1998 to June 30, 1998.

        Prior to its merger with the Company, Signal was taxed as an "S" corporation. The above net income amounts do not include a "C" corporation income tax for Signal of approximately $395 and $294 for the nine months ended September 30, 1997 and 1998, respectively.

        On September 18, 1998, the Company signed an Agreement and Plan of Merger (the "Agreement") with The MRC Group, Inc. ("MRC"). For the year ended December 31, 1997, MRC had revenues of approximately $108 million. Pursuant to the Agreement, each share of MRC stock is to be exchanged for a share of MedQuist Inc. common stock as defined in the Agreement. It is anticipated that the merger will be accounted for using the pooling-of-interest method of accounting. The merger is subject to the approval of the shareholders of both companies and other customary conditions to closing.

Note 3. Net Income Per Common Share

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

        The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:


                                         Three Months Ended September 30,
                        --------------------------------------------------------------------
                                     1998                               1997
                        -------------------------------     --------------------------------
                         Net                  Per Share      Net                   Per Share
                        Income      Shares     Amount       Income      Shares      Amount
                        ------      ------    ---------     ------      ------     ---------
Basic                   $2,977      23,728      $0.13       $2,486      22,713      $ 0.11
Effect of dilutive
  Securities                --       1,318      (0.01)       --          1,416       (0.01)
                        ------      ------      -----       ------      ------      ------
Diluted                 $2,977      25,046      $0.12       $2,486      24,129      $ 0.10
                        ======      ======      =====       ======      ======      ======



                                         Nine Months Ended September 30,
                        --------------------------------------------------------------------
                                     1998                               1997
                        -------------------------------     --------------------------------
                         Net                  Per Share      Net                   Per Share
                        Income      Shares     Amount       Income      Shares      Amount
                        ------      ------    ---------     ------      ------     ---------
Basic                   $9,054      23,132      $0.39       $6,826      22,415      $0.31
Effect of dilutive
  Securities                --       1,725      (0.03)          --       1,531      (0.02)
                        ------      ------      -----       ------      ------      -----
Diluted                 $9,054      24,857      $0.36       $6,826      23,946      $0.29
                        ======      ======      =====       ======      ======      =====

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


Results of Operations

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Operations as a percentage of net revenues:


                                                Nine Months Ended            Three Months Ended
                                                  September 30,                 September 30,
                                               -------------------          -------------------
                                                1998          1997           1998          1997
                                               -----         -----          -----         -----
Revenues                                       100.0%        100.0%         100.0%        100.0%
Costs and expenses:
  Cost of revenues                              75.8          75.8           75.6          75.7
  Selling, general and administrative            4.0           4.5            4.0           4.4
  Depreciation                                   4.0           3.9            4.1           4.1
  Amortization of intangible assets              1.3           1.5            1.2           1.5
  Nonrecurring charge                            1.4            --            2.1            --
                                               -----         -----          -----         -----
Operating income                                13.5          14.3           13.0          14.3
Other income (expense)                           0.3          (0.2)           0.5          (0.1)
                                               -----         -----          -----         -----
Income before income taxes                      13.8          14.1           13.5          14.2
Income tax provision                             5.1           4.9            5.3           5.0
                                               -----         -----          -----         -----
Net income                                       8.7%          9.2%           8.2%          9.2%
                                               =====         =====          =====         =====

Nine Months Ended September 30, 1998 and 1997

Revenues. Revenues increased 40.0% to $104.4 million for the nine months ended September 30, 1998 from $74.6 million for the comparable 1997 period. The $29.8 million increase reflects approximately $21.7 million of additional revenues generated from new and existing clients, and $8.1 million of revenues from the Company's 1997 and 1998 medical transcription acquisitions that were accounted for using the purchase method.

Cost of Revenues. Cost of revenues increased from $56.5 million for the nine months ended September 30, 1997 to $79.1 million for the comparable 1998 period. As a percentage of revenues, cost of revenues remained unchanged at 75.8% for the nine months ended September 30, 1997 and September 30, 1998.

Selling, General and Administrative. Selling, general and administrative expenses increased to $4.2 million for the nine months ended September 30, 1998 from $3.4 million for the comparable 1997 period. As a percentage of revenues, selling, general and administrative expenses decreased from 4.5% for the nine months ended September 30, 1997 to 4.0% in the comparable 1998 period. The percentage decrease is primarily due to the Company's ability to leverage its overhead expenses.

Depreciation. Depreciation expense increased from $2.9 million for the nine months ended September 30, 1997 to $4.1 million for the comparable 1998 period. As a percentage of revenue, depreciation remained relatively consistent at 4.0% for the nine months ended September 30, 1998 as compared to 3.9% for the comparable 1997 period.

Amortization. Amortization of intangible assets was $1.3 million for the nine months ended September 30, 1998 as compared to $1.1 million for the comparable 1997 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions which were accounted for using purchase accounting in 1997 and 1998.

Non-Recurring Merger Costs. The non-recurring merger costs of approximately $1.5 million relate to transaction costs associated with the two acquisitions consummated in May 1998 and the acquisition in August 1998 that were accounted for under the pooling of interests method.

Three Months Ended September 30, 1998 and 1997

Revenues. Revenues increased 34.1% to $36.2 million for the three months ended September 30, 1998 from $27.0 million for the comparable 1997 period. The $9.2 million increase reflected approximately $7.0 million of additional revenues generated from new and existing clients, and $2.2 million of revenues from the Company's 1997 and 1998 acquisitions accounted for using the purchase method.

Cost of Revenues. Cost of revenues increased from $20.4 million for the three months ended September 30, 1997 to $27.4 million for the comparable 1998 period. As a percentage of revenues, cost of revenues decreased from 75.7% in the second quarter of 1997 to 75.6% for the comparable 1998 period. The percentage decrease in cost of revenues primarily resulted from a decrease in telecommunication costs.

Selling, General and Administrative. Selling, general and administrative expenses increased to $1.4 million for the three months ended September 30, 1998 from $1.2 million for the comparable 1997 period. As a percentage of revenues, selling, general and administrative expenses decreased from 4.4% in the second quarter of 1997 to 4.0% for the comparable 1998 period. The decrease in selling, general and administrative expenses as a percentage of revenue is due to the ability of the Company to leverage its overhead expenses.

Depreciation. Depreciation expense increased from $1.1 million for the three months ended September 30, 1997 to $1.5 million for the comparable 1998 period. As a percentage of revenues, depreciation remained consistent at 4.1%.

Amortization. Amortization of intangible assets was $396,000 for the three months ended September 30, 1997 as compared to $446,000 for the comparable 1998 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions which were accounted for using the purchase method in 1997 and 1998.

Non-Recurring Merger Costs. The non-recurring merger costs of approximately $750,000 relate to transaction costs associated with the acquisition consummated in August 1998 which is being accounted for under the pooling of interests method.

Liquidity and Capital Resources

        At September 30, 1998, the Company had working capital of $33.0 million, including $19.2 million of cash and cash equivalents. During the nine months ended September 30, 1998, the Company's operating activities provided cash of $16.5 million as compared to $12.4 million during the comparative prior year nine month period. The increase in cash provided by operating activities was primarily related to increased income before depreciation and amortization.

        During the nine months ended September 30, 1998, the Company purchased $5.4 million of capital equipment and completed one acquisition, under the purchase method of accounting.

        In January 1998, the Company repaid $3.3 million in subordinated promissory notes issued in connection with certain 1997 acquisitions.

        For the nine months ended September 30, 1998 option holders exercised 625,000 options to purchase common stock. The exercises generated $1.7 million in cash proceeds.

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

        Subject to certain customary conditions including the approval of the shareholders of the Company and MRC, the Company expects to complete the proposed merger with MRC in December 1998. It is anticipated that the cash requirements of the merger of approximately $18 million will substantially reduce the cash position of the Company. The Company believes that its current cash position and cash flow from the merged companies along with the borrowing capacity under the Chase Facility should be sufficient to meet its working capital, capital expenditure and merger related requirements.

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

        The Company is performing a comprehensive review to identify the systems affected by the Year 2000 issue. The Company is assessing its information technology systems, business computing systems, technical infrastructure, as well as embedded systems commonly found in the operations equipment. Additionally the Company has initiated formal communications with third party vendors and customers to assess the Year 2000 readiness of their systems. From the assessment of the external and internal systems, the Company will refine and implement a Year 2000 readiness plan.

        To date, no material issue has been identified as it relates to the Company's efforts to identify Year 2000 issues. The Company expects to complete its assessment of the Year 2000 readiness by January 1, 1999. The implementation phase of the Year 2000 readiness plan has begun on systems already evaluated and should be completed by June 30, 1999.

        The Company believes the Year 2000 issue will pose minimal risk to the operations of the Company as the Company's proprietary software makes no internal calculations regarding dates. Additionally, the Company is in the process of developing contingency plans for critical systems in the event that one or more of those systems fail.

        Despite the Company's efforts thus far to address Year 2000 compliance, the Company cannot guarantee that all internal or external systems will be compliant, or that its business will not be materially affected by any such non-compliance.

Special Note Concerning Forward Looking Statements

        This Report, including, without limitation, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements which involve risks and uncertainties. Such statements can be identified by the use of forward-looking language such as "will likely result", "may", "are expected to", "is anticipated", "estimate", "believes", "projected" or other similar words. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of various risks, including, without limitation, the dependence on a single line of business; the failure to close the proposed acquisition of MRC; rapid technological change; inability to expand into new markets; inability to make and successfully integrate acquisitions; inability to attract and retain key personnel and transcriptionists; the effects of regulatory changes in the healthcare industry; Year 2000 compliance issues; the potential for significant fluctuations in operating results; and the potential volatility of the Company's common stock.

                           Part II - Other Information



Item 1. - Legal Proceedings                                     - Not Applicable

Item 2. - Changes in Securities and Use of Proceeds             - Not Applicable

Item 3. - Default upon Senior Securities                        - Not Applicable

Item 4. - Submission of Matters to a Vote of Security Holders   - Not Applicable

Item 5. - Other Information

          a) On August 18, 1998, MedQuist Inc. completed the acquisition of Signal Transcription Network Inc. The transaction has been accounted for as a pooling-of- interests. Set forth on pages F-1 through F-20 is the Company's 1997 audited financial statements restated for the pooling-of-interests transaction.

          b) Selected Consolidated Financial Data, restated for the pooling-of-interests discussed above, is attached as Attachment 5.


Item 6. - Exhibits and Reports on Form 8-K

          a)        Exhibits:

                    Consent of Arthur Andersen LLP                         23.0
                    Financial Data Schedule                                27.0

          b) Reports on Form 8-K were filed on the following dates during the quarter for which this report is filed:


                    File Date                  Item Reported
                    ---------                  -------------

                    September 29, 1998         Signing of Merger Agreement with
                                               The MRC Group, Inc.

                         MEDQUIST INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..................................   F-2

CONSOLIDATED BALANCE SHEETS...............................................   F-3

CONSOLIDATED STATEMENTS OF OPERATIONS.....................................   F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY...........................   F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................   F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................   F-7

FINANCIAL STATEMENT SCHEDULE:
  II. Valuation and Qualifying Accounts...................................  F-20

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedQuist Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


                                          Arthur Andersen LLP

Philadelphia, Pa.,
September 18, 1998

                         MEDQUIST INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31
                                                              -----------------
                                                               1996      1997
                                                              -------   -------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 9,620   $13,169
  Accounts receivable, net of allowance of $318 and $479....   16,518    22,901
  Deferred income taxes.....................................      334       741
  Prepaid expenses and other................................      215       212
                                                              -------   -------
     Total current assets...................................   26,687    37,023
  Property and equipment, net...............................    9,249    11,790
  Intangible assets, net....................................   42,436    47,489
  Other.....................................................      388       587
                                                              -------   -------
                                                              $78,760   $96,889
                                                              =======   =======

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   682   $ 3,935
  Accounts payable..........................................    1,302     1,457
  Accrued payroll...........................................    2,352     3,481
  Accrued expenses..........................................    1,925     3,029
                                                              -------   -------
     Total current liabilities..............................    6,261    11,902
                                                              -------   -------
Long-term debt..............................................    1,750     1,405
                                                              -------   -------
Other long-term liabilities.................................      631       544
                                                              -------   -------
Deferred income taxes.......................................    1,691     2,710
                                                              -------   -------
Commitments and contingencies (Note 10)
Shareholders' equity:
  Common stock, no par value, 60,000 shares authorized,
     22,243 and 22,953 shares issued and outstanding........       --        --
  Additional paid-in capital................................   56,804    59,834
  Retained earnings.........................................   11,623    20,494
                                                              -------   -------
     Total shareholders' equity.............................   68,427    80,328
                                                              -------   -------
                                                              $78,760   $96,889
                                                              =======   =======

        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                             YEAR ENDED DECEMBER 31
                                                          ----------------------------
                                                           1995      1996       1997
                                                          -------   -------   --------
Revenues................................................  $57,305   $76,475   $103,910
                                                          -------   -------   --------
Costs and expenses:
  Cost of revenues......................................   44,062    58,631     78,955
  Selling, general and administrative...................    4,325     3,579      4,620
  Depreciation..........................................    2,236     2,872      4,121
  Amortization of intangible assets.....................      496     1,176      1,517
                                                          -------   -------   --------
     Total operating expenses...........................   51,119    66,258     89,213
                                                          -------   -------   --------
Operating income........................................    6,186    10,217     14,697
Interest expense, net...................................    3,707     1,665        158
                                                          -------   -------   --------
Income from continuing operations before income taxes...    2,479     8,552     14,539
Income tax provision....................................      633     3,086      5,192
                                                          -------   -------   --------
Income from continuing operations.......................    1,846     5,466      9,347
Discontinued operations, net of income taxes:
  Income from operations................................    1,451        --         --
  Loss on disposal......................................   (3,180)       --         --
                                                          -------   -------   --------
Income before extraordinary item........................      117     5,466      9,347
Loss on early extinguishment of debt, net of income
  tax benefit...........................................     (545)       --         --
                                                          -------   -------   --------
Net income (loss).......................................     (428)    5,466      9,347
Inducement of warrant exercise..........................       --      (707)        --
                                                          -------   -------   --------
Net income (loss) available to common shareholders......  $  (428)  $ 4,759   $  9,347
                                                          =======   =======   ========
Basic income (loss) per common share (Note 1):
  Income from continuing operations.....................  $  0.22   $  0.31   $   0.41
  Discontinued operations...............................    (0.20)       --         --
  Extraordinary item....................................    (0.07)       --         --
  Inducement of warrant exercise........................       --     (0.04)        --
                                                          -------   -------   --------
                                                          $ (0.05)  $  0.27   $   0.41
                                                          =======   =======   ========
Diluted income (loss) per common share (Note 1):
  Income from continuing operations.....................  $  0.20   $  0.28   $   0.39
  Discontinued operations...............................    (0.19)       --         --
  Extraordinary item....................................    (0.06)       --         --
  Inducement of warrant exercise........................       --     (0.04)        --
                                                          -------   -------   --------
                                                          $ (0.05)  $  0.24   $   0.39
                                                          =======   =======   ========

        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            COMMON STOCK      ADDITIONAL
                                          -----------------    PAID-IN     RETAINED
                                          SHARES    AMOUNT     CAPITAL     EARNINGS    TOTAL
                                          -------   -------   ----------   --------   -------
Balance, December 31, 1994..............    8,341   $    --    $ 3,662     $ 8,729    $12,391
  Net loss..............................       --        --         --        (428)      (428)
  Exercise of Common stock options,
     including tax benefit..............      520        --      1,210          --      1,210
  Merger costs..........................       --        --        (51)         --        (51)
  Distributions.........................       --        --         --        (937)      (937)
  Issuance of Common stock in connection
     with business acquisition..........       70        --        185          --        185
                                          -------   -------    -------     -------    -------
Balance, December 31, 1995..............    8,931        --      5,006       7,364     12,370
  Net income............................       --        --         --       5,466      5,466
  Exercise of Common stock options,
     including tax benefit..............       98        --        336          --        336
  Issuance of Common stock in connection
     with business acquisitions.........    2,668        --      5,040          --      5,040
  Sale of Common stock, net of
     expenses...........................    7,530        --     39,442          --     39,442
  Distributions.........................       --        --         --        (500)      (500)
  Exercise of warrants, including
     inducement charge..................    3,016        --      6,980        (707)     6,273
                                          -------   -------    -------     -------    -------
Balance, December 31, 1996..............   22,243        --     56,804      11,623     68,427
  Net income............................       --        --         --       9,347      9,347
  Exercise of Common stock options,
     including tax benefit..............      533        --      2,377          --      2,377
  Sale of Common stock, net of
     expenses...........................       33        --        251          --        251
  Distributions.........................       --        --         --        (476)      (476)
  Purchase and retirement of Common
     stock, at cost.....................      (82)       --       (676)         --       (676)
  Exercise of warrant, including tax
     benefit............................      226        --      1,078          --      1,078
                                          -------   -------    -------     -------    -------
Balance, December 31, 1997..............   22,953   $    --    $59,834     $20,494    $80,328
                                          =======   =======    =======     =======    =======

        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31
                                                          -----------------------------
                                                            1995       1996      1997
                                                          --------   --------   -------
Operating Activities:
  Net income (loss).....................................  $   (428)  $  5,466   $ 9,347
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities --
        Depreciation and amortization...................     4,379      4,048     5,638
        Amortization of debt discounts..................       131        704        --
        Loss on disposal of discontinued operations.....     4,286         --        --
        Loss on early extinguishment of debt............       545         --        --
        Deferred income tax provision (benefit).........      (153)     1,512       270
        Changes in assets and liabilities, excluding
           effects of acquisitions and divestitures --
           Accounts receivable, net.....................    (2,324)    (4,833)   (4,750)
           Prepaid expenses and other...................       669        707       227
           Other assets.................................      (130)       112      (183)
           Accounts payable.............................       745     (1,277)       (3)
           Accrued payroll..............................      (244)       773       817
           Accrued expenses.............................       797       (979)    2,206
           Other long-term liabilities..................       (91)       (79)      (87)
                                                          --------   --------   -------
           Net cash provided by operating activities....     8,182      6,154    13,482
                                                          --------   --------   -------
Investing Activities:
  Purchases of property and equipment...................    (3,931)    (3,702)   (6,049)
  Acquisitions, net of cash acquired....................        (7)    (4,810)   (3,707)
  Proceeds from divestiture.............................    16,723         --        --
                                                          --------   --------   -------
           Net cash provided by (used in) investing
             activities.................................    12,785     (8,512)   (9,756)
                                                          --------   --------   -------
Financing Activities:
  Repayments of long-term debt and subordinated
     payable............................................   (19,373)   (29,843)   (1,061)
  Proceeds for issuance of long-term debt...............        --         18        --
  Borrowing under line of credit........................       265         64        --
  Merger costs..........................................       (52)        --        --
  Dividend to former stockholders.......................      (892)      (545)     (476)
  Proceeds from exercise of Common stock options........        --        226     1,277
  Net proceeds from issuance of Common stock............       796     39,442       251
  Purchase and retirement of Common stock, at cost......        --         --      (676)
  Deferred financing costs..............................      (178)        --        --
  Proceeds from exercise of warrants....................        --         --       508
                                                          --------   --------   -------
           Net cash provided by (used in) financing
             activities.................................   (19,434)     9,362      (177)
                                                          --------   --------   -------
Net increase in cash and cash equivalents...............     1,533      7,004     3,549
Cash and cash equivalents, beginning of year............     1,083      2,616     9,620
                                                          --------   --------   -------
Cash and cash equivalents, end of year..................  $  2,616   $  9,620   $13,169
                                                          ========   ========   =======

        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Background

     MedQuist Inc. (the "Company") is a leading national provider of electronic transcription and document management services to the health care industry in the United States. MedQuist Inc. was incorporated in New Jersey in 1987 as a group of outpatient health care businesses affiliated with a nonprofit health care provider. In May 1994, Transcriptions, Ltd. was acquired (see Note 2). In November 1995, MedQuist Inc. discontinued its receivables management business. The operations and net assets of the receivables management business and the outpatient businesses, which together formed one business segment, have been accounted for as discontinued operations (see Note 3).

     On May 28, 1998, the Company consummated the acquisition of Digital Dictation, Inc. ("DDI") and on August 18, 1998, the Company consummated the acquisition of Signal Transcription Network, Inc. ("Signal"). The acquisitions were accounted for using the pooling-of-interests method of accounting and the accompanying financial statements have been retroactively restated to reflect the combinations.

     On September 18, 1998, the Company executed a definitive merger agreement with The MRC Group, Inc. (see Note 11).

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of MedQuist Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

  Pro Forma Presentation for Signal Income Taxes

     Prior to its merger with the Company, Signal was taxed as an "S" Corporation. Accordingly, no tax provision is included in the accompanying financial statements related to Signal's income. The following pro forma presentation sets forth the Company's income tax provision, income from continuing operations and income from continuing operations per share as if Signal had been taxed as a "C" Corporation for all periods presented.

                                                      YEAR ENDED DECEMBER 31
                                                     -------------------------
                                                      1995     1996     1997
                                                     ------   ------   -------
Income from continuing operations before income
  taxes, as reported...............................  $2,479   $8,552   $14,539
Pro forma income tax provision.....................   1,087    3,423     5,632
                                                     ------   ------   -------
Pro forma income from continuing operations........  $1,392   $5,129   $ 8,907
                                                     ======   ======   =======
Pro forma income per share from continuing
  operations:
  Basic............................................  $ 0.16   $ 0.29   $  0.40
  Diluted..........................................  $ 0.15   $ 0.26   $  0.37

                         MEDQUIST INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Common Stock Splits

     On September 9, 1997, the Company effected a three-for-two stock split for all shares of Common stock. Further, on June 15, 1998, the Company effected a two-for-one stock split for all shares of Common stock. All share data in the accompanying financial statements has been retroactively adjusted to reflect both stock splits.

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

  Revenue Recognition

     Fees for transcription-related services are based primarily on contracted rates, and revenue is recognized upon the rendering of services and delivery of records. Included in revenues are franchise fees of $317, $239 and $121 for the years ended December 31, 1995, 1996 and 1997, respectively.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less, consisting primarily of cash on deposit with banks. At December 31, 1997, cash and cash equivalents included a restricted certificate of deposit of $1,339 which was used to repay a note payable in January 1998.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization have been provided using the straight-line method over the estimated useful lives of the assets, which range from three to five years for furniture, equipment and software, and the lease term for leasehold improvements. Repairs and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized. Gains or losses on disposals are charged to operations. Certain internally developed software costs totaling $171, incurred have been capitalized in 1997 in accordance with the AICPA's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was early adopted by DDI prior to its merger with the Company. These costs include $142 of salaries and fringe benefits for software developers and $29 of telecommunications and outside consultant costs. Such costs will be amortized, beginning in 1998, using the straight-line method over the estimated useful life of five years.

  Intangible Assets

     Intangible assets consist primarily of the excess of cost over the net asset value of acquired businesses and customer lists. The excess of cost over the net asset value related to the May 1994 acquisition of Transcriptions, Ltd. (see Note 2) is being amortized over 40 years. The excess of cost over the net asset value related to subsequent acquisitions and customer lists are being amortized over 20 years. Subsequent to its acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the

                         MEDQUIST INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

related undiscounted cash flows in measuring whether the intangible asset should be written down to fair value. Measurement of the amount of the impairment will be based on appraisal, market value of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the assets. As of December 31, 1997, management believes that no revision to the remaining useful lives or write-down of intangible assets is required.

  Accrued Expenses

     Accrued expenses consist primarily of customer deposits, accrued interest, and accrued professional fees. At December 31, 1996 and 1997, customer deposits totaled $492 and $496, respectively.

  Advertising Costs

     The Company charges advertising costs to expense as incurred. Advertising expense was $191, $166 and $205 for the years ended December 31, 1995, 1996 and 1997, respectively.

  Statements of Cash Flow Information

     For the years ended December 31, 1995, 1996 and 1997, the Company paid interest of $3,191, $716 and $197, respectively, and income taxes of $478, $1,700 and $2,530, respectively. Capital lease obligations of $612, $191 and $174 were incurred on equipment leases entered into in 1995, 1996 and 1997, respectively.

     The following table displays the net noncash assets and liabilities that were consolidated as a result of the Company's business acquisitions accounted for under the purchase method (see Note 2):

                                                      YEAR ENDED DECEMBER 31
                                                     -------------------------
                                                      1995      1996     1997
                                                     -------   ------   ------
Noncash assets (liabilities):
  Accounts receivable..............................  $   169   $  364   $1,633
  Prepaid expenses and other.......................       19       59      243
  Property and equipment...........................      213      446      613
  Intangible assets................................   23,183    6,389    6,588
  Accounts payable and accrued expenses............     (299)    (335)  (1,781)
  Long-term debt...................................     (379)    (305)    (252)
                                                     -------   ------   ------
        Net noncash assets acquired................   22,906    6,618    7,044
  Less- Seller notes and payables..................  (22,714)  (1,318)  (3,337)
  Common stock issued..............................     (185)    (490)      --
                                                     -------   ------   ------
        Net cash paid for business acquisitions....  $     7   $4,810   $3,707
                                                     =======   ======   ======

  Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                         MEDQUIST INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

     The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted income per share computations for income from continuing operations:

                                                        YEAR ENDED DECEMBER 31
                        ---------------------------------------------------------------------------------------
                                   1995                          1996                          1997
                        ---------------------------   ---------------------------   ---------------------------
                                          PER SHARE                     PER SHARE                     PER SHARE
                        INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                        ------   ------   ---------   ------   ------   ---------   ------   ------   ---------
Basic income from
  continuing
  operations..........  $1,846   8,505      $0.22     $5,466   17,649     $0.31     $9,347   22,541     $0.41
Effect of dilutive
  securities..........     --      552      (0.02)       --     1,906     (0.03)       --     1,632     (0.02)
                        ------   -----      -----     ------   ------     -----     ------   ------     -----
Diluted income from
  continuing
  operations..........  $1,846   9,057      $0.20     $5,466   19,555     $0.28     $9,347   24,173     $0.39
                        ======   =====      =====     ======   ======     =====     ======   ======     =====

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

                         MEDQUIST INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

2. ACQUISITIONS -- (CONTINUED)

     The following unaudited pro forma summary presents the results of operations of the Company as if the payment of the deferred purchase price, which causes additional amortization and interest expense, had occurred on January 1, 1995.

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                               1995
                                                           ------------
Revenues.................................................    $57,305
Income from continuing operations........................        538
Basic and diluted income per share from continuing
  operations.............................................       0.06

     From 1995 through 1997, the Company completed twelve acquisitions. The acquisitions have been accounted for using the purchase method. Pro forma information is not presented as these acquisitions are not material to the Company.

     In May 1998 and August 1998, the Company completed acquisitions accounted for under the pooling-of-interests method (see Note 11).

3. DISCONTINUED OPERATIONS

     In December 1995, the Company sold its receivables management business for total consideration of $17,330. The accompanying financial statements reflect the receivables management business as discontinued operations. For the year ended December 31, 1995, the discontinued operation generated revenue of $18,767 and net income of $1,451. The 1995 divestiture generated an after-tax loss of $3,180, which includes net income of $113 related to operations from the November 14, 1995 measurement date through the December 29, 1995 disposal date.

4. PROPERTY AND EQUIPMENT

                                                               DECEMBER 31
                                                            -----------------
                                                             1996      1997
                                                            -------   -------
Furniture, equipment and software.........................  $15,166   $21,477
Leasehold improvements....................................      156       335
                                                            -------   -------
                                                             15,322    21,812
Less- Accumulated depreciation and amortization...........   (6,073)  (10,022)
                                                            -------   -------
                                                            $ 9,249   $11,790
                                                            =======   =======

5. INTANGIBLE ASSETS

                                                               DECEMBER 31
                                                            -----------------
                                                             1996      1997
                                                            -------   -------
Excess of cost over net asset value of acquired
  businesses..............................................  $34,162   $34,187
Customer lists............................................    9,972    16,519
Deferred financing costs..................................       84       100
                                                            -------   -------
                                                             44,218    50,806
Less- Accumulated amortization............................   (1,782)   (3,317)
                                                            -------   -------
                                                            $42,436   $47,489
                                                            =======   =======

                         MEDQUIST INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

6. LONG-TERM DEBT

                                                               DECEMBER 31
                                                            -----------------
                                                             1996      1997
                                                            -------   -------
Line of credit............................................  $   329   $   132
Subordinated convertible 6% promissory note, due September
  2003, converted in January 1998.........................    1,288     1,288
Subordinated 5.25% promissory notes, due January 1998.....       --     1,357
Subordinated 4.5% promissory notes, due January 1998......       --     1,940
Subordinated 6.75% promissory notes, due March 1998.......       --        20
Subordinated 6.75% promissory note, due March 1999........       --        20
Automobile loan, interest at 10%, due December 1998.......       13         7
Subordinated 5% promissory note, repaid in 1997...........       30        --
Capital lease obligations.................................      772       576
                                                            -------   -------
                                                              2,432     5,340
Less- Current portion.....................................     (682)   (3,935)
                                                            -------   -------
                                                            $ 1,750   $ 1,405
                                                            =======   =======

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

     For the year ended December 31, 1997, the Company did not incur any interest expense on the revolving credit facility as there were no borrowings on this credit facility during the year. For the years ended December 31, 1995 and 1996, the Company incurred interest expense of $498 and $49 on the revolving credit facility, at a weighted average interest rate of 8.96% and 9.78%. The highest outstanding borrowings under the revolver during 1995 and 1996 were $7,332 and $2,534, respectively.

     In December 1995, the Company restructured its prior credit facility. In connection with the restructuring, the Company charged to expense, as an extraordinary item, the related deferred financing costs of $826, increasing the 1995 net loss by $545.

     In January 1998, the subordinated convertible 6% promissory note was converted into 172 shares of Common stock at a conversion price of $7.48 per share.

                         MEDQUIST INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

6. LONG-TERM DEBT -- (CONTINUED)

     Long-term debt maturities as of December 31, 1997, are as follows:


1998........................................................  $3,970
1999........................................................     127
2000........................................................       8
2001........................................................       8
2002........................................................       1
2003 and thereafter.........................................   1,288
                                                              ------
                                                               5,402
Less- Interest on capital lease obligations.................     (62)
                                                              ------
                                                              $5,340
                                                              ======

7. SHAREHOLDERS' EQUITY

     On September 9, 1997, the Company effected a three-for-two stock split for all shares of Common stock. Further, on June 15, 1998, the Company effected a two-for-one stock split for all shares of Common stock.

     In May 1996, the Company consummated a secondary public offering of its Common stock, selling 6,600 shares at a price of $5.67 per share. In June 1996, the underwriters exercised their overallotment option for an additional 922 shares. After deducting the underwriters' discount and offering expenses, the net proceeds to the Company were $39,442.

     In connection with the 1992 issuance of a senior subordinated note, the Company sold to the holder for $1,100 warrants to purchase 1,732 shares of Class A and 1,068 shares of Class B Preferred Stock at an exercise price of $2.50 per share. Each share of Class A and Class B Preferred Stock was convertible into one share of Common stock. During 1994, the holder was issued additional warrants and all warrant exercise prices were reset at $2.43, in accordance with the antidilution provisions of the original warrant agreement. Simultaneous with the closing of the secondary stock offering, the Company and the holder agreed that the holder would exercise the warrants by tendering the $7,000 principal amount of the senior subordinated notes and simultaneously converting the shares of Preferred stock received upon such exercise into 2,888 shares of Common stock. As an inducement for the holder to exercise the warrants and convert the Preferred stock, the Company issued the holder 128 additional shares of Common stock. This inducement, valued at $707 or $0.04 per diluted share, has been recorded as a deduction from the net income available to common shareholders in 1996.

     In connection with the Company's May 1994 credit agreement, the Company issued the agent bank warrants to purchase 226 shares of Common stock at an exercise price of $2.25 per share. These warrants were exercised on June 12, 1997 by the agent bank for proceeds to the Company of $508.

8. STOCK OPTION PLANS

     The Company has three stock option plans that provide for the granting of options to purchase an aggregate of 5,860 shares of Common stock to eligible employees (including officers) and nonemployee directors of the Company. Options granted may be at fair market value of the Common stock or at a price determined by a committee of the Company's board of directors. The stock options vest and are exercisable over periods determined by the committee.

                         MEDQUIST INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

8. STOCK OPTION PLANS -- (CONTINUED)

     Information with respect to the Company's options are as follows:

                                                          OPTION PRICE    AGGREGATE
                                                SHARES     PER SHARE      PROCEEDS
                                                ------   --------------   ---------
Outstanding, December 31, 1994................  1,500    $0.67 - $ 2.25    $ 2,510
  Granted.....................................    918     2.42 -   3.17      2,594
  Exercised...................................   (520)    0.67 -   2.42       (796)
  Canceled....................................   (136)    0.67 -   2.50       (259)
                                                -----    --------------    -------
Outstanding, December 31, 1995................  1,762     0.67 -   3.17      4,049
  Granted.....................................    961     2.80 -   6.94      4,509
  Exercised...................................    (98)    1.14 -   5.13       (226)
  Canceled....................................    (90)        3.17            (285)
                                                -----    --------------    -------
Outstanding, December 31, 1996................  2,535     1.14 -   6.94      8,047
  Granted.....................................    918     5.21 -  16.52     10,988
  Exercised...................................   (533)    1.14 -  10.41     (1,277)
  Canceled....................................    (94)    4.37 -  16.52       (481)
                                                -----    --------------    -------
Outstanding, December 31, 1997................  2,826    $1.14 - $16.52    $17,277
                                                =====    ==============    =======

     At December 31, 1997, there were 1,255 exercisable options at an aggregate exercise price of $3,664 and 624 additional options were available for grant under the plans.

     The options outstanding and exercisable by exercise price at December 31, 1997 are as follows:

                                                       WEIGHTED
                                                        AVERAGE     WEIGHTED                 WEIGHTED
                                                       REMAINING    AVERAGE                  AVERAGE
               EXERCISE                   NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
                PRICES                  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
               --------                 -----------   -----------   --------   -----------   --------
$ 1.14 - $ 3.83.......................     1,365         6.15        $ 2.40       1,135       $ 2.33
  5.13 -  11.31.......................       894         8.72          6.54          90         6.68
 13.82 -  16.52.......................       567         9.96         14.41          30        13.81
                                           -----         ----        ------       -----       ------
                                           2,826         7.73        $ 6.11       1,255       $ 2.92
                                           =====         ====        ======       =====       ======

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

                         MEDQUIST INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

8. STOCK OPTION PLANS -- (CONTINUED)

                                                       YEAR ENDED DECEMBER 31
                                                       -----------------------
                                                       1995     1996     1997
                                                       -----   ------   ------
Net income (loss):
  As reported........................................  $(428)  $4,759   $9,347
  Pro forma..........................................   (752)   3,778    7,893
Basic net income (loss) per share:
  As reported........................................   (.05)     .27      .42
  Pro forma..........................................   (.09)     .21      .35
Diluted net income (loss) per share:
  As reported........................................   (.05)     .24      .39
  Pro forma..........................................   (.08)     .19      .33

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

9. INCOME TAXES

The income tax provision consists of the following:

                                                       YEAR ENDED DECEMBER 31
                                                       -----------------------
                                                       1995     1996     1997
                                                       -----   ------   ------
Current:
  State..............................................  $ 181   $   79   $  721
  Federal............................................    161    1,495    4,201
                                                       -----   ------   ------
                                                         342    1,574    4,922
  Deferred...........................................   (153)   1,512      270
                                                       -----   ------   ------
                                                       $ 189   $3,086   $5,192
                                                       =====   ======   ======

                                                       YEAR ENDED DECEMBER 31
                                                       -----------------------
                                                       1995     1996     1997
                                                       -----   ------   ------
Continuing operations................................  $ 633   $3,086   $5,192
Discontinued operations:
  Income from operations.............................    796       --       --
  Loss on disposal...................................   (959)      --       --
Extraordinary item...................................   (281)      --       --
                                                       -----   ------   ------
                                                       $ 189   $3,086   $5,192
                                                       =====   ======   ======

                         MEDQUIST INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

9. INCOME TAXES -- (CONTINUED)

     A reconciliation of the statutory federal income tax rate to the effective continuing operations income tax rate is as follows:

                                                         YEAR ENDED DECEMBER 31
                                                       ---------------------------
                                                       1995        1996       1997
                                                       -----       ----       ----
Statutory federal income tax rate....................   34.0%      34.0%      35.0%
State income taxes, net of federal benefit...........    6.5%       3.0%       3.0%
Impact of Signal's "S" Corporation status............  (21.5)%     (3.9)%     (2.9)%
Other................................................    6.5%       3.0%       0.6%
                                                       -----       ----       ----
                                                        25.5%      36.1%      35.7%
                                                       =====       ====       ====

     Prior to the August 1998 merger (see Note 11), Signal was taxed as an "S" Corporation. Accordingly, the former Signal shareholders were taxed individually on their portion of Signal's taxable income. Therefore, no tax provision is included in the accompanying financial statements related to Signal's net income (see Note 1).

     The tax effected temporary differences that give rise to deferred income taxes are as follows:

                                                                DECEMBER 31
                                                             -----------------
                                                              1996      1997
                                                             -------   -------
Deferred tax asset:
  Allowance for doubtful accounts..........................  $   113   $   177
  Vacation accrual.........................................       --       125
  Other....................................................      221       439
                                                             -------   -------
                                                             $   334   $   741
                                                             =======   =======
Deferred tax liability:
  Accumulated depreciation.................................  $(1,022)  $(1,160)
  Accumulated amortization.................................     (546)   (1,220)
  Deferred compensation....................................      224       210
  Other....................................................     (347)     (540)
                                                             -------   -------
                                                             $(1,691)  $(2,710)
                                                             =======   =======

     At December 31, 1997, the tax bases of Signal's net assets approximated their reported amount for financial statement purposes. However, Signal and the Company have elected to treat their merger as an asset purchase for income tax purposes. Accordingly, the Company has recorded a deferred tax asset and an increase in additional paid-in capital of approximately $4,600 in the quarter ended September 30, 1998, which represents the tax effect of goodwill that will be recorded for income tax purposes.

                         MEDQUIST INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

10. COMMITMENTS AND CONTINGENCIES

     Rent expense for operating leases was $891, $1,441 and $1,831 for the years ended December 31, 1995, 1996 and 1997, respectively. Minimum annual rental commitments for noncancelable operating leases having terms in excess of one year as of December 31, 1997, are as follows:

1998........................................................  $1,930
1999........................................................   1,313
2000........................................................     781
2001........................................................     484
2002........................................................     247
2003 and thereafter.........................................     220
                                                              ------
                                                              $4,975
                                                              ======

     The Company has an employment agreement, as amended, with a former Chief Executive Officer who is currently a director of the Company. The agreement entitles this individual to receive retirement benefits of $75 per year for life plus certain other benefits, as defined. Included in other long-term liabilities is $631 and $544 at December 31, 1996 and 1997, respectively, related to these retirement benefits. The employment agreement also requires the Company to loan the former Chief Executive Officer's estate the necessary funds to exercise any options owned by the individual at the time of his death.

     The Company has a severance plan for certain executive officers that provides for one-time payments in the event of a change in control, as defined. No liabilities are currently required to be recorded with respect to this plan.

     In the normal course of business, the Company is a party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's financial position or results of operations.

11. ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1997

     On May 28, 1998, the Company completed the acquisition of approximately 94% of the outstanding capital stock of DDI and on July 31, 1998 acquired the remaining shares. The Company issued 912 shares in exchange for all DDI shares. On August 18, 1998, the Company completed the acquisition of Signal, and in connection therewith issued 619 shares of its Common stock and $l.5 million in cash in exchange for all Signal capital stock. The acquisitions were accounted for using the pooling-of-interests method of accounting. Accordingly, the Company's financial statements have been retroactively restated to reflect the combinations.

                         MEDQUIST INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

11. ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1997 -- (CONTINUED)

     Revenue and net income as previously reported for the years ended December 31, 1997, 1996 and 1995, and as restated for both the DDI and Signal pooling of interests is as follows:

                                                               YEAR ENDED
                                                            DECEMBER 31, 1997
                                                          ---------------------
                                                          REVENUES   NET INCOME
                                                          --------   ----------
Medquist................................................  $ 84,590    $  7,631
DDI.....................................................    10,026         616
Signal..................................................     9,294       1,100
                                                          --------    --------
Restated................................................  $103,910    $  9,347
                                                          ========    ========

                                                               YEAR ENDED
                                                            DECEMBER 31, 1996
                                                          ---------------------
                                                          REVENUES   NET INCOME
                                                          --------   ----------
Medquist................................................  $ 61,480    $  4,184
DDI.....................................................     6,937         440
Signal..................................................     8,058         842
                                                          --------    --------
Restated................................................  $ 76,475    $  5,466
                                                          ========    ========

                                                               YEAR ENDED
                                                            DECEMBER 31, 1995
                                                          ---------------------
                                                                     NET INCOME
                                                          REVENUES     (LOSS)
                                                          --------   ----------
Medquist, as reported...................................  $ 45,127    $ (1,667)
DDI.....................................................     5,058         104
Signal..................................................     7,120       1,135
                                                          --------    --------
Restated................................................  $ 57,305    $   (428)
                                                          ========    ========

     Prior to its merger with the Company, Signal was taxed as an "S" Corporation. The above net income amounts do not include a "C" Corporation income tax provision for Signal of approximately $440, $337 and $454 for the years ended December 31, 1997, 1996 and 1995, respectively.

     On September 18, 1998 the Company signed a definitive merger agreement with The MRC Group, Inc. ("MRC"). Pursuant to the agreement, the Company will exchange each share of MRC Common stock and each share of MRC Preferred stock on an as-converted basis for 0.5163 shares of its Common stock, subject to adjustment, as defined in the agreement. It is anticipated that the merger will be accounted for as a pooling-of-interests. The merger is subject to the approval of the shareholders of both MRC and the Company and is anticipated to close in December 1998.

                         MEDQUIST INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

Year Ended December 31, 1997:

                                                             THREE MONTHS ENDED
                                               -----------------------------------------------
                                               MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                               --------   -------   ------------   -----------
Revenues.....................................  $22,784    $24,834     $26,962        $29,330
Income before income taxes...................    3,158      3,511       3,834          4,036
Net income...................................    2,040      2,300       2,486          2,521
Basic net income per share...................     0.09       0.10        0.11           0.11
Diluted net income per share.................     0.09       0.10        0.10           0.10

Year Ended December 31, 1996:

                                                             THREE MONTHS ENDED
                                               -----------------------------------------------
                                               MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                               --------   -------   ------------   -----------
Revenues.....................................  $17,421    $18,049     $19,396        $21,609
Income before income taxes...................    1,400      1,778       2,593          2,781
Net income...................................      968      1,130       1,632          1,736
Basic net income per share...................     0.08       0.08        0.08           0.08
Diluted net income per share.................     0.07       0.07        0.07           0.08

                                                                     SCHEDULE II
                         MEDQUIST INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                      Balance,      Charged to     Charged to
                                     Beginning      Costs and        Other                   Balance
          Description                 of Year        Expenses       Accounts    Deductions  End of Year
          -----------                 -------        --------       --------    ----------  -----------
Allowances for doubtful accounts:

     1997                             $  318         $    313       $    20        $(172)      $479
     1996                                550(a)            44          (272)(a)       (4)       318
     1995                                316              243           487         (496)       550(a)

------------
(a) Includes amounts related to discontinued operations.

                                                                    Attachment 5

                         MEDQUIST INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           Year Ended December 31,
                                              -----------------------------------------------------------
                                                1993        1994         1995         1996         1997
                                              -------     --------     --------     --------     --------
Statement of Operation Data (1):
  Revenues                                    $ 6,177     $ 33,738     $ 57,305     $ 76,475     $103,910
  Costs and expenses:
    Cost of revenues                            5,288       26,110       44,062       58,631       78,955
    Selling, general and
      administrative                            1,688        2,798        4,325        3,579        4,620
    Depreciation                                  444          988        2,236        2,872        4,121
    Amortization                                   12          264          496        1,176        1,517
                                              -------     --------     --------     --------     --------
      Total operating expenses                  7,432       30,160       51,119       66,258       89,213
                                              -------     --------     --------     --------     --------
  Operating income (loss)                      (1,255)       3,578        6,186       10,217       14,697
  Interest expense (income), net                1,457        2,782        3,707        1,665          158
                                              -------     --------     --------     --------     --------
  Income (loss) from continuing
    operations before income taxes             (2,712)         796        2,479        8,552       14,539
  Income tax provision (benefit) (2)           (1,290)           3          633        3,086        5,192
                                              -------     --------     --------     --------     --------
  Income (loss) from continuing
    operations (2)                             (1,422)         793        1,846        5,466        9,347
  Discontinued operations (3)                   3,746        1,612       (1,729)          --           --
  Extraordinary item (4)                           --           --         (545)          --           --
                                              -------     --------     --------     --------     --------
  Net income (loss)                             2,324        2,405         (428)       5,466        9,347
  Inducement deduction (5)                         --           --           --         (707)          --
                                              -------     --------     --------     --------     --------
  Net income (loss) available to common
    shareholders                              $ 2,324     $  2,405        $(428)    $  4,759     $  9,347
                                              =======     ========     ========     ========     ========

  Basic income (loss) per common share:
    Continuing operations (2)                 $ (0.14)    $   0.10        $0.22     $   0.31     $   0.41
    Discontinued operations (3)                  0.37         0.19        (0.20)          --           --
    Extraordinary item (4)                         --           --        (0.07)          --           --
    Inducement deduction (5)                       --           --           --        (0.04)          --
                                              -------     --------     --------     --------     --------
                                              $  0.23     $   0.29     $  (0.05)    $   0.27     $   0.41
                                              =======     ========     ========     ========     ========
  Diluted income (loss) per common share:
    Continuing operations (2)                 $ (0.14)    $   0.10     $   0.20     $   0.28     $   0.39
    Discontinued operations (3)                  0.37         0.19        (0.19)          --           --
    Extraordinary item (4)                         --           --        (0.06)          --           --
    Inducement deduction (5)                       --           --           --        (0.04)          --
                                              -------     --------     --------     --------     --------
                                              $  0.23     $   0.29     $  (0.05)    $   0.24     $   0.39
                                              =======     ========     ========     ========     ========
Balance Sheet Data:
  Working capital                             $ 2,898     $  2,097     $  6,078     $ 20,426     $ 25,121
  Total assets                                 31,320       54,192       61,610       78,760       96,889
  Long-term debt, net of current portion       13,245       30,891       16,178        1,750        1,405
  Shareholders' equity                          9,905       12,391       12,369       68,427       80,328


(1) Transcriptions, Ltd. was acquired effective May 1, 1994. All prior businesses have been treated as discontinued operations.

(2) Signal Transcription Network, Inc. ("Signal") was an "S" Corporation prior to its merger with MedQuist, and accordingly, the statement of operations data does not include a provision for income taxes on Signal's income. The following information sets forth a pro forma presentation of the income tax provision (benefit), income (loss) from continuing operations and income (loss) from continuing operations per share assuming Signal was a "C" corporation for all periods presented.



                                                                 Year Ended December 31,
                                                   ----------------------------------------------------
                                                      1993      1994       1995      1996       1997
                                                   ----------------------------------------------------
Income (loss) from continuing operations before
  income taxes, as reported                         $(2,712)     $ 796     $2,479    $8,552    $14,539
Pro forma income tax provision (benefit)             (1,134)       309      1,087     3,423      5,632
                                                   ----------------------------------------------------
Pro forma income (loss) from continuing
   operations                                       $(1,578)     $ 487     $1,392    $5,129    $ 8,907
                                                   ====================================================
Pro forma income (loss) from continuing
  operations per share:
         Basic                                      $ (0.16)     $0.06     $ 0.16    $ 0.29    $  0.40
                                                   ====================================================
         Diluted                                    $ (0.16)     $0.06     $ 0.15    $ 0.26    $  0.37
                                                   ====================================================




(3) On November 14, 1995, the Company executed a letter of intent to sell its receivables management business. The operations and net assets of its receivables management business and previously divested businesses have been accounted for as discontinued operations. Discontinued operations are presented net of tax and include a gain on disposal of $1,749 in 1993 and a loss on disposal of $3,180 in 1995. See Note 3 of Notes to Consolidated Financial Statements.

(4)  Represents the loss on early extinguishment of debt, net of income taxes.

(5) Represents issuance of 128 shares of Common Stock to induce a warrant holder to exercise. The Company recorded a $707 non-recurring deduction from net income available to common shareholders. See Note 7 of Notes to Consolidated Financial Statements.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report included in Item 5 of this Form 10-Q into the Company's previously filed Form S-8 Registration Statements File Nos. 333-09541, 333-09543 and 033-51508, Form S-3 Registration Statement File No. 333-58113 and Form S-4 Registration Statements File Nos. 333-57265 and 333-66447.


                                         ARTHUR ANDERSEN LLP

Philadelphia, PA
November 12, 1998

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MedQuist Inc.
                                            Registrant

Date: November 12, 1998
                                            By /s/ John R. Emery
                                               -----------------------
                                               John R. Emery
                                               Chief Financial Officer