Form 10-K
period 1998-12-31
MEDQUIST INC
filed 1999-03-25
CIK 884497

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

For the fiscal year ended December 31, 1998      Commission file number 0-19941

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

                                 Title of Class
                           Common Stock (no par value)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

         The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $ million on March 23, 1999, based on the closing price of Registrant's Common Stock as reported on the Nasdaq National Market as of such date.

         The number of shares of the Registrant's Common Stock, no par value, outstanding as of March 22, 1999 was 33,727,120.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference.

         Part III - Proxy Statement to be filed with the Commission in connection with the 1999 Annual Meeting.

                                     PART I

Item 1.           BUSINESS

       MedQuist is the leading national provider of medical transcription services, a key component in the provision of healthcare services. Transcription is the process by which dictation is converted into an electronic medical report. The timely production of accurate reports is necessary for patient care and for healthcare providers to receive reimbursement. Through our approximately 6,000 transcriptionists, proprietary software, sophisticated digital dictation equipment and ability to interface with healthcare providers' computer systems, we provide customized solutions to shorten our customers' billing cycles and reduce their overhead and other administrative costs. We serve approximately 2,300 clients nationwide through our 77 client service centers.

       As a result of internal growth and acquisitions, our revenue has increased from $61.5 million in 1996 (before restatements for acquisitions accounted for as pooling of interests) to $271.7 million in 1998. Our experienced management team and operating structure have enabled us to improve our operating margins. Our growth has enabled us to take advantage of efficiencies such as a larger network of transcriptionists and increased negotiating power with our vendors, including telecommunication providers.

                              Recent Developments

       On December 10, 1998, MedQuist acquired The MRC Group, Inc. in a pooling of interests transaction issuing approximately 8.61 million shares of common stock. MRC, now a subsidiary of MedQuist, serves approximately 500 clients and employs approximately 2,400 experienced medical transcriptionists. For the year ended December 31, 1997, MRC had revenue of approximately $108.0 million.

       We believe that the MRC acquisition will enable us to better utilize key resources. In addition to the reduction of corporate overhead costs by combining accounting, legal and human resources, the addition of transcriptionists will permit a more efficient workflow and faster customer service. In 1997, MRC's operating income, before its restructuring charge, was 1.1% of total revenue while MedQuist's operating income, before restating for the pooling of interests acquisitions, was 14.1% of total revenue. We believe that, over time, the operating margins of the combined company will continue to improve and achieve levels comparable to MedQuist's historical performance as a stand-alone company.

                                    History

       MedQuist was incorporated in New Jersey in 1984 and reorganized in 1987 as a group of out-patient healthcare businesses affiliated with a non-profit healthcare provider. In May 1994, we acquired our first medical transcription business, Transcriptions, Ltd. By the end of 1995, we had divested all of our non-medical transcription businesses, and through December 31, 1998, we had acquired MRC and 17 other medical transcription companies.

                               Industry Overview

       Medical transcription is the process by which free-form dictated patient information is recorded and converted into a useable format, electronically routed to the appropriate location and added to a patient's medical record. Physicians and other healthcare providers use this information for delivery of patient care. Administrative personnel use the information for billing and other administrative purposes. Accurate and prompt transcribed records are required for reimbursement and to avoid healthcare fraud and abuse penalties. We expect that, as the percentage of medical records that are stored electronically continues to grow, the information management uses for such records will increase.

       The majority of dictated reports are generated within the medical records departments of hospitals. Historically, transcription services were performed by hospital employees and were costly and difficult to manage. Examples of these reports include patient histories, discharge summaries, operative reports and consultation reports. Increasingly, other hospital departments, such as radiology, emergency, oncology, pediatrics and cardiology, are dictating reports to improve delivery of care and administrative functions. Health maintenance organizations, out-patient clinics and physician practice groups are also expanding their use of transcribed medical reports.

       We believe the market for outsourced transcription services will expand due in part to the following trends:

       Consolidation. As healthcare providers consolidate and increase in size, their information management needs become more complex and they increasingly require larger and more sophisticated vendors.

       Connectivity. The exchange of patient information and the delivery of patient care must be coordinated among many entities, including physicians, hospitals and managed care companies. Increasingly, healthcare organizations are centralizing patient data into an accessible system creating economies of scale to reduce overall healthcare costs and to improve the efficient delivery of patient care. Accurate medical transcription and distribution and storage of transcribed records are critical to such coordination.

       Cost Containment. Outsourcing services in the healthcare industry continues to increase as a means to reduce administrative burdens and fixed costs. Hospitals and other healthcare organizations increasingly are outsourcing their electronic transcription of dictated patient records as their information needs and volume of dictated reports expand. Outsourcing transcription services permits providers:

       o to reduce overhead and other administrative costs;

       o to improve the quality of reports;

       o to access leading technologies without development and investment risk; and

       o to obtain the expertise to implement and manage a system tailored to the providers' specific requirements.

       Compliance. Government agencies are increasingly focused on fraud and abuse in the healthcare industry. For example, under Medicare, providers must submit detailed documentation in order to receive reimbursement. In many instances, providers have been fined and penalized for failing to substantiate claims for reimbursement in an audit. As a result, Medicare, the insurance industry and, in some cases healthcare accreditation organizations, are requiring transcribed reports:

       o to support claims for reimbursement;

       o to facilitate communication between various parts of a healthcare network;

       o to improve the quality and efficiency of patient care; and


       o to retain and provide reliable information in the event of malpractice litigation.

                                   Strategy

       Our objective is to maintain our position as the leading national provider of medical transcription services and to enhance that position as the information needs of healthcare providers continue to expand and evolve.

       The key elements of our strategy include the following:

       Expand Existing Client Relationships. We provide most of our transcription services to hospital medical records departments. We seek to increase our share of transcription services through our close and continuing client relationships as these departments outsource more of their transcription requirements and as the volume of patient records continues to grow. In addition, we will continue to penetrate the direct care departments at hospitals such as radiology, emergency, oncology, pathology, pediatrics and cardiology, within our existing client base. Historically, these departments have not dictated their patient data or outsourced the transcription of their patient data to the same extent as medical records departments.

       Extend Current Client Base. We will continue to extend our base of traditional hospital clients and to pursue additional clients such as health maintenance organizations, out-patient clinics and physician practice groups which we believe will represent a growing percentage of the available market. Based upon input from new clients, we believe that references from our existing client base represent a key component of our sales and marketing efforts.

       Capitalize on Operating Expertise. Our experienced management team and our operating structure have enabled us to consistently improve our operating margins by spreading the fixed portion of our overhead over a growing revenue base. We will focus on continuing to grow our revenue to take advantage of efficiencies such as a larger network of transcriptionists and increased negotiating power with our vendors, including telecommunication providers.

       Pursue Strategic Relationships. We have initiated relationships with developers and end-users of emerging technologies to create enhanced services for our clients. We will continue to incorporate advances in technology to improve the efficiency of our operations, reduce our costs, expand the breadth and functionality of our services and enhance our competitive position.

       Pursue Strategic Acquisitions. The medical transcription industry is highly fragmented with approximately 1,500 providers of outsourced medical transcription services. Most of these are small companies that lack the financial resources or the technological capabilities necessary to provide transcription services nationwide. We will continue to pursue acquisitions that will expand our client base, network of qualified transcriptionists and geographic presence.

                               MedQuist Services

       Through our approximately 6,000 transcriptionists, proprietary software, sophisticated digital dictation equipment and ability to interface with healthcare providers' computer systems, we provide customized solutions to shorten our customers' billing cycles and reduce their overhead and other administrative costs. In addition to hospital medical records departments, our target markets include patient care departments, such as radiology, emergency rooms, oncology, pathology, pediatrics and cardiology departments, health maintenance organizations, physician practice groups and out-patient clinics.

       We record and store free-form medical dictation, transcribe the dictation into reports, and electronically receive, review and distribute final reports to a client. Authorized individuals at multiple locations can access this electronic information when needed for administrative, billing and patient care purposes.

       We have designed our system to enable clients and individual healthcare providers to review the status of particular patient data and transcribed reports at any point in time and to advise us whether the production of a particular report requires acceleration. In addition, our system permits us to monitor our on-time performance, especially with respect to critical reports requiring turnaround times of less than 24 hours.

       We serve approximately 2,300 clients through 77 client service centers nationwide. Each client service center is run by a manager who is supported by three additional levels of operating management. Due to the large number of trained transcriptionists and our ability to allocate work among them efficiently, we believe that we are able to reduce the production turnaround times for transcribed medical reports. An in-house staff or small transcription company generally cannot achieve these efficiencies to the extent that we can. Our system provides editing and electronic review capabilities, such as specific reference to pages or clauses to alert clients to potential deficiencies, that increase accuracy and reliability.

       Our system provides flexibility to address individual client needs. We are capable of modifying the system to interface with existing client systems. Our technical staff works closely with our clients, both before and after installation, to develop system modifications and refinements.

                     Medical Transcriptionist Recruitment

       One of the most significant challenges to our continued growth is the successful recruitment and retention of qualified transcriptionists. To address this challenge, we have enhanced our recruitment process, increased training and formed strategic relationships with various schools across the country.

       We have hired a Director of National Recruitment and at least two recruiters in each of our three regional groups. In addition, each client service center has at least one person designated to monitor and manage recruitment efforts.

       Currently, we are experimenting with software that monitors transcriptionist quality and should allow us to implement an accelerated training program so that less experienced transcriptionists can be hired and trained efficiently. In addition, we have established a "Partners in Education" program with adult education programs, vocational technology schools, and colleges offering medical transcription training programs.

                          Sales and Marketing Efforts

       Our existing client base is a key component of our marketing and sales strategy. Based on input from new clients, we believe that new clients have utilized our services in large part due to recommendations and references by our existing national client base. All office managers and operational vice presidents, as well as our senior management, including Mr. Cohen, have sales responsibilities.

       We utilize a consultative sales and marketing approach by establishing a working relationship with our clients through a series of direct meetings with the chief financial officer, health information manager, chief information officer and other key individuals at the client's organization. In this manner, we obtain information concerning the particular needs of a client and educate the client as to how our services can be customized to meet those needs. As part of our marketing efforts, we also advertise in national healthcare trade publications (including those sponsored by the American Health Information Management Association) and participate in industry conventions.

                      Business Partners and Relationships

       We are always evaluating emerging technologies and apply them as appropriate to make our services more reliable, efficient and cost-effective, and to assist our clients in meeting their transcription and document management needs. We have initiated relationships with developers and end-users of emerging technologies, such as voice-recognition, data mining and outcomes analysis and Internet based telecommunications to create value added services for our clients and to participate in the development of the computer based patient record. Our Senior Vice President-New Business Development oversees our strategic partnerships and manages our research and development department that integrates these partnerships into useable product and service offerings. Some of our current business partners and relationships in exploring these emerging technologies are described below.

       WebMD is an Internet-based healthcare network that connects physicians, hospitals, third-party payers, and consumers to a virtual marketplace of medical information, tools, and services. WebMD provides its subscribers with access to our medical transcription services on its website.

       Lernout & Hauspie Speech Products, N.V. is a global leader in advanced speech and language solutions for vertical markets, computers, automobiles, telecommunications, embedded products, consumer goods and the Internet.Lernout & Hauspie is making the speech user interface the keystone of simple, convenient interaction between humans and technology, and is using advanced translation technology to break doen language barriers. With Lernout & Hauspie, we have developed a clinical workstation that integrates voice recognition, structured input and free-form dictation.

       Synthesys Technologies, Inc. develops innovative clinical data repository solutions for the healthcare industry. We have a co-marketing agreement with Synthesys to sell Synthesys' data mining and outcomes analysis software to our customer base. The software includes a search engine that provides for analysis of transcribed clinical data.

       MasterChart is a provider of solution-based technology to leading healthcare system providers. Through an agreement with MasterChart, we offer the Physassist Portable Dictation, a hand-held digital recorder; Respond, an Internet document management system; and MasterChart Integration Engine, a message translation control and monitoring middleware. MasterChart also provides product development and software design services to MedQuist.

Item 2.           PROPERTIES

         The Company does not own any real property. The Company leases office and other space for 77 service centers nationally. The Company's typical service center ranges in size from 1,000 to 7,000 square feet and is leased for a term ranging from three to five years. The Company's executive offices comprise 14,000 square feet and has 5 years remaining on its lease. The Company believes that there is adequate office space available to it should it need to move or expand and that minimal leasehold improvements are required in order to open a new location.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 10, 1998, the Company held a Special Meeting of its shareholders at which the acquisition by merger of The MRC Group, Inc. was approved. The number of votes cast for, against, as well as abstentions and broker non-votes as to such matter is as follows:

            15,302,593      shares voted for the proposal;
                20,646      shares voted against the proposal;
                47,952      shares abstained; and
                     0      broker non-votes.

                                     PART II

Item 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

       The common stock is traded on the Nasdaq National Market under the symbol "MEDQ". The following table sets forth the high and low reported prices for the Common Stock for the last two fiscal years and for the first quarter of 1999. The bid quotations for the Nasdaq National Market reflect inter-dealer prices, do not include retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.



                                                 High          Low
                                              ----------   ----------
1997
 First Quarter ............................   $  9.33      $  7.17
 Second Quarter ...........................     10.42         6.33
 Third Quarter ............................     12.00         9.33
 Fourth Quarter ...........................     17.56        10.81
1998
 First Quarter ............................   $ 19.56      $ 15.00
 Second Quarter ...........................     29.38        17.63
 Third Quarter ............................     33.00        20.50
 Fourth Quarter ...........................     40.00        21.75
1999
 First Quarter (through March 22) .........   $ 39.00      $ 29.25


       The above noted bid quotations reflect a three for two stock split effected on September 9, 1997 and a two for one stock split effected on June 15, 1998.

       On March 22, 1999 the closing sale price for the Common Stock, as reported on the Nasdaq National Market, was $30.06 per share.

       We have never declared or paid any cash dividends on our capital stock. We expect to retain any future earnings to fund operations and the continued development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our agreements with our senior lender restrict the payment of dividends.

Item 6.           SELECTED CONSOLIDATED FINANCIAL DATA

       The following financial information is derived from MedQuist's audited financial statements for the years ended December 31, 1996, 1997 and 1998 included in this Form 10-K, from its audited financial statements for the year ended December 31, 1995, and from its unaudited financial statements for the year ended December 31, 1994. The Company's financial statements have been restated to reflect MedQuist's 1998 acquisitions accounted for as pooling of interests. This information is only a summary and you should read it in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", MedQuist's financial statements and related notes and other information that MedQuist has filed with the SEC.

                                                                          Year Ended December 31,
                                                   --------------------------------------------------------------------
                                                                  (In thousands, except per share data)
                                                      1994          1995          1996           1997           1998
                                                   ----------   -----------   -----------   -------------   -----------
Statement of Operations Data:
 Revenue .......................................    $59,228      $109,657      $152,109       $ 216,158      $271,655
 Costs and expenses:
  Cost of revenue ..............................     46,873        86,265       118,978         169,235       209,587
  Selling, general and administrative ..........      6,184         9,144        11,908          14,362        16,061
  Depreciation .................................      2,581         5,752         7,372          10,339        12,697
  Amortization of intangible assets ............        264           896         3,150           5,652         3,757
  Transaction costs and restructuring
   charges .....................................         --           347           644           2,075        18,221
                                                    -------      --------      --------       ---------      --------
   Total operating expenses ....................     55,902       102,404       142,052         201,663       260,323
                                                    -------      --------      --------       ---------      --------
 Operating income ..............................      3,326         7,253        10,057          14,495        11,332
 Interest expense (income), net ................      2,648         4,252         2,049             469          (325)
                                                    -------      --------      --------       ---------      --------
 Income from continuing operations before
  income taxes .................................        678         3,001         8,008          14,026        11,657
 Income tax provision (benefit) ................       (529)          640         2,720           5,293         8,472
                                                    -------      --------      --------       ---------      --------
 Income from continuing operations .............      1,207         2,361         5,288           8,733         3,185
 Discontinued operations .......................      1,612        (1,729)           --              --            --
 Extraordinary item ............................         --          (545)           --              --            --
                                                    -------      --------      --------       ---------      --------
 Net income ....................................      2,819            87         5,288           8,733         3,185
 Inducement of warrant exercise ................         --            --          (707)             --            --
                                                    -------      --------      --------       ---------      --------
 Net income available to common
  shareholders .................................    $ 2,819      $     87      $  4,581       $   8,733      $  3,185
                                                    =======      ========      ========       =========      ========
 Basic income per share:
  Continuing operations ........................    $  0.12      $   0.23      $   0.22       $    0.28      $   0.10
  Discontinued operations ......................       0.17         (0.17)           --              --            --
  Extraordinary item ...........................         --         (0.05)           --              --            --
  Inducement of warrant exercise ...............         --            --         (0.03)             --            --
                                                    -------      --------      --------       ---------      --------
                                                    $  0.29      $   0.01      $   0.19       $    0.28      $   0.10
                                                    =======      ========      ========       =========      ========
 Diluted income per share:
  Continuing operations ........................    $  0.12      $   0.22      $   0.20       $    0.26      $   0.09
  Discontinued operations ......................       0.17         (0.16)           --              --            --
  Extraordinary item ...........................         --         (0.05)           --              --            --
  Inducement of warrant exercise ...............         --            --         (0.03)             --            --
                                                    -------      --------      --------       ---------      --------
                                                    $  0.29      $   0.01      $   0.17       $    0.26      $   0.09
                                                    =======      ========      ========       =========      ========

Balance Sheet Data:
                                                                              As of December 31,
                                                   -----------------------------------------------------------------------
                                                                               (In thousands)
                                                       1994          1995          1996            1997          1998
                                                   --------      --------      --------       ---------      --------
Working capital ................................    $ 6,453      $ 13,142      $ 33,483       $  36,608      $ 41,852
Total assets ...................................     85,811        91,191       158,551         173,773       187,311
Long-term debt, net of current portion .........     39,577        23,342         9,964           7,589           215
Shareholders' equity ...........................     12,096        30,572       120,710         131,373       151,186

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   Overview

       We are the leading national provider of medical transcription services. Our fees are based primarily on contracted rates with our customers. We recognize revenue when we render services and deliver reports to our customers. Cost of revenue consists of all direct costs associated with providing transcription related services, including payroll, telecommunications, repairs and maintenance, rent and other direct costs. Most of our cost of revenue is variable. Selling, general and administrative expenses include costs associated with our senior executive management, marketing, accounting, legal and other administrative functions. Selling, general and administrative expenses are mostly fixed, but include certain variable components.

       From 1995 through 1998, we completed 18 acquisitions. Five acquisitions completed in 1998, including the acquisition of MRC, were accounted for as pooling of interests. Four of these acquisitions were material and, accordingly, we restated our financial statements.

       On December 10, 1998, MedQuist acquired MRC through the issuance of approximately 8.61 million shares of the Company's common stock. We believe that the MRC acquisition will better enable us to better utilize crucial resources and reduce corporate overhead by combining accounting, legal and human resources. Further, the additional transcriptionists should permit a more efficient workflow and faster customer service. In 1997, MRC's revenue and operating income, before its restructuring charge, were $108.0 million and $1.2 million, or 1.1% of its revenue. MedQuist's operating income, before restating for its pooling of interests acquisitions, was 14.1% of revenue in 1997. We believe that, over time, the operating margins of the combined company will continue to improve and achieve levels comparable to MedQuist's historical performance as a stand-alone company.


                             Results of Operations

       The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue, as restated for our acquisitions accounted for as a pooling of interests:


                                                                 Year Ended December 31,
                                                         ---------------------------------------
                                                             1996          1997          1998
                                                         -----------   -----------   -----------
Revenue ..............................................   100.0%        100.0%        100.0%
Costs and expenses:
 Cost of revenue .....................................    78.2          78.3          77.2
 Selling, general and administrative .................     7.8           6.6           5.9
 Depreciation ........................................     4.9           4.8           4.7
 Amortization of intangible assets ...................     2.1           2.6           1.4
 Transaction costs and restructuring charges .........     0.4           1.0           6.7
                                                         ------        ------        ------
Operating income .....................................     6.6           6.7           4.1
Interest income (expense), net .......................   ( 1.4)        ( 0.2)          0.1
                                                         ------        ------        ------
Income before income taxes ...........................     5.2           6.5           4.2
Income tax provision .................................     1.8           2.5           3.1
                                                         ------        ------        ------
Net income ...........................................     3.4%          4.0%          1.1%
                                                         ======        ======        ======

                       ---------------------------------
Year Ended December 31, 1998 Compared to
 Year Ended December 31, 1997

       Revenue. Revenue increased 25.7% from $216.2 million in 1997 to $271.7 million in 1998. The $55.5 million increase as compared to 1997 was composed of $43.5 million from internally generated growth and $12.0 million from acquisitions accounted for as purchase transactions.

       Cost of Revenue. Cost of revenue increased 23.9% from $169.2 million in 1997 to $209.6 million in 1998 and was directly related to the increase in revenue. As a percentage of revenue, cost of revenue decreased from 78.3% in 1997 to 77.2% in 1998 due primarily to the improved direct margins of MRC's business in 1998 versus 1997.

       Selling, General and Administrative. Selling, general and administrative expenses increased 11.8% from $14.4 million in 1997 to $16.1 million in 1998. The increase was due primarily to increased administrative costs to support the increase in revenue, in addition to increased technology development costs. This increase was partially offset by decreased marketing costs at MRC. As a percentage of revenue, selling, general and administrative expenses decreased from 6.6% in 1997 to 5.9% in 1998. The percentage decrease was due primarily to our ability to spread the fixed portion of our overhead over a larger revenue base.

       Depreciation. Depreciation increased 23.3% from $10.3 million in 1997 to $12.7 million in 1998. The increase in depreciation was a result of increased capital expenditures to support the growth in revenue. As a percentage of revenue, depreciation remained relatively constant at 4.7% in 1998 compared to 4.8% in 1997.

       Amortization. Amortization of intangible assets was $5.7 million in 1997 compared to $3.8 million in 1998. The amount in 1997 includes amortization of noncompete agreements from prior business acquisitions that were fully amortized in late 1997.

       Interest. We had interest expense of $469,000 in 1997 and interest income of $325,000 in 1998. We repaid a significant portion of our debt in 1997 and invested our excess cash in 1998.

       Transaction Costs and Restructuring Charges. In 1998, we (1) incurred $11.0 million of transaction costs associated with pooling of interests business combinations, (2) incurred $682,000 of transaction costs related to MRC's terminated initial public offering and (3) recorded a $6.5 million restructuring charge associated with the MRC acquisition.

       As of December 31, 1998, $10.5 million of transaction costs associated with the pooling of interests acquisitions had been paid, with $500,000 included in accrued expenses for payments scheduled to be made in 1999.

       In June 1998, MRC filed a registration statement for an initial public offering that was terminated in September 1998 upon signing the merger agreement with the Company. All transaction costs related to MRC's terminated initial public offering were paid in 1998.

       In December 1998, our board of directors approved a restructuring plan associated with the MRC acquisition. When the board approved the plan, we recorded a $6.5 million charge, of which $3.8 million related to non-cancelable lease obligations on duplicate facilities, $1.6 million related to employee severance and $1.1 million related to contract cancellations and other exit costs. We expect to complete the restructuring in 1999. As of December 31, 1998, $567,000 of the employee severance and $410,000 in other restructuring costs had been paid. At December 31, 1998, $5.6 million was included in accrued expenses related to the restructuring.

       In 1997, MRC incurred a restructuring charge of $2.1 million related to the closure and consolidation of less profitable or redundant client service centers and other non-recurring acquisition and integration costs incurred in connection with MRC's acquisition of Medical Records Corp. As of December 31, 1998, $1.2 million related to closed facility leases remained in accrued expenses.

Year Ended December 31, 1997 Compared to
 Year Ended December 31, 1996

       Revenue. Revenue increased 42.1% from $152.1 million in 1996 to $216.2 million in 1997. The $64.1 million increase as compared to 1996 was composed of $53.1 million from internally generated growth and $11.0 million from acquisitions accounted for as purchase transactions.

       Cost of Revenue. Cost of revenue increased 42.2% from $119.0 million in 1996 to $169.2 million in 1997. This increase was directly related to the increase in revenue. As a percentage of revenue, cost of revenue remained relatively constant at 78.2% in 1996 as compared to 78.3% in 1997.

       Selling, General and Administrative. Selling, general and administrative expenses increased 21.0% from $11.9 million in 1996 to $14.4 million in 1997. The increase was due primarily to increased administrative costs to support the increase in revenue, in addition to increased marketing costs and technology development costs incurred by MRC. As a percentage of revenue, selling, general and administrative expenses decreased from 7.8% in 1996 to 6.6% in 1997. The percentage decrease was due primarily to our ability to spread the fixed portion of our overhead over a larger revenue base.

       Depreciation. Depreciation increased 39.2% from $7.4 million in 1996 to $10.3 million in 1997. The increase in depreciation was a result of capital expenditures made to support the growth in revenue. As a percentage of revenue, depreciation remained relatively constant at 4.8% in 1997 compared to 4.9% in 1996.

       Amortization. Amortization of intangible assets was $5.7 million in 1997 as compared to $3.2 million in 1996. The increase in 1997 was attributable to the acquisitions made in 1996 and 1997 accounted for as purchase transactions.

       Interest. Interest expense decreased from $2.0 million in 1996 to $469,000 in 1997. The decrease in 1997 was primarily related to the payment of our senior term loans, reduced borrowings under our revolving credit facility and the payment of the cash portion of the deferred purchase price on May 30, 1996 for our 1994 acquisition of Transcriptions, Ltd. This deferred purchase price was paid using a portion of the proceeds from our 1996 common stock offering. In 1996 we recorded $640,000 of non-cash imputed interest expense associated with the Transcriptions, Ltd. deferred purchase price.

       Restructuring Charges. MRC incurred restructuring charges of $2.1 million in 1997 and $644,000 in 1996. These charges were related to the closure and consolidation of less profitable or redundant facilities. In addition, the 1997 restructuring charge included other acquisition and integration costs incurred in connection with MRC's acquisition of Medical Records Corp.

                        Liquidity and Capital Resources

       At December 31, 1998, we had working capital of $41.9 million, including $15.9 million of cash and cash equivalents, and no outstanding bank debt. During 1998, our operating activities provided cash of $22.9 million and during 1997, our operating activities provided cash of $ 21.4 million. Our cash flow from operating activities is generated primarily from our net income before depreciation and amortization, partially offset by increases in accounts receivable. In 1998, the increase in operating cash flow was also affected by increased accrued expenses, primarily related to the restructuring charge.

       During 1998, we used cash for investing activities of $15.9 million, consisting primarily of $14.0 million of capital expenditures. In addition, we generated $4.0 million in cash from sales of short-term investments and used $4.4 million for the acquisition of three transcription businesses accounted for under the purchase method. In addition, we paid $1.4 millon to a dissenting shareholder in connection with the Signal acquisition. During 1997, we used cash for investing activities of $18.4 million, consisting primarily of $13.7 million of capital expenditures. In addition, in 1997 we generated $1.0 million in cash from sales of short-term investments and used $5.6 million for the acquisition of eight transcription businesses accounted for under the purchase method.

       During 1998, cash used in financing activities was $5.5 million, consisting primarily of $10.0 million of debt repayments and $1.0 million of distributions to former stockholders of acquired S-corporations, offset by $5.5 million in proceeds from the issuance of common stock, including option and warrant exercises and sales in connection with employee benefit plans. During 1997, cash used in financing activities was $3.5 million, consisting primarily of $3.8 million of debt repayments, and $1.1 million of shareholder distributions to former stockholders of acquired S-corporations, and $676,000 to purchase and retire common stock, offset by $2.0 million in proceeds from the issuance of common stock, including option and warrant exercises and sales in connection with employee benefit plans.

       We have a borrowing facility with Chase Manhattan Bank. The Chase facility provides for a $10.0 million senior unsecured revolving credit facility expiring April 23, 2000. The Chase facility bears interest at resetting rates selected by the Company from various alternatives. The interest rate alternatives are either (1) the greater of (a) prime rate, (b) the federal funds rate plus 0.5%, and (c) the bank's certificate of deposit rate plus 1%, or (2) LIBOR plus 0.75%. The Chase facility also allows us to finance up to 100% of any acquisitions of companies that are in the business of providing transcriptions-related services. The financing of these acquisitions may be carved out of the Chase facility and amortized over five-year periods (20 consecutive quarters). Each acquisition term loan that is created would permanently reduce the remaining Chase facility commitment by a like amount.

       We can use the Chase facility for working capital and general corporate purposes. If any amounts under the Chase facility are repaid, other than acquisition term loans, we may reborrow such amounts. The Chase facility includes financial and other covenants applicable to us, including limitations on capital expenditures and dividends. As of March 22, we had no outstanding borrowings under the Chase facility.


       We believe that cash flow generated from operations and borrowing capacity under the Chase facility will be sufficient to meet our current working capital and capital expenditure requirements. In 1999, we expect capital expenditures as a percentage of revenue to be consistent with prior years.


                             Year 2000 Compliance


       We are aware of the issues associated with the programming code in existing computer systems as 2000 approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. We rely on our systems in operating and monitoring all aspects of our business. We also rely on the external systems of our customers, suppliers, telecommunication carriers, utilities and other organizations with which we do business.


       We have approached the Year 2000 problem in the following manner:


       o assessing, correcting and testing our internal systems;


       o obtaining assurance or information on the state of Year 2000 readiness of our material clients and suppliers; and


       o developing contingency plans, when practical, to address expected Year 2000 failures.

A discussion of each of these areas follows.


       Internal Systems. In 1998, we conducted an assessment of our internal systems. This assessment covered embedded computer chips, computer software, computer hardware, telephones, communications equipment, facsimile equipment, scanners, copiers and voice recording systems which we own and were able to identify as critical to our ability to provide services to our clients. The assessment identified a variety of software and hardware issues that we needed to address to be prepared for 2000. Some of these issues include the need to:


       o upgrade or modify the BIOS (programs which allow personal computers to run) on some of our PCs (or replace the PC);


       o modify some of our server operating systems;


       o reset the dates or modify some of our voice capture systems;


       o modify the date fields of some of our interfaces;


       o upgrade the version level of the transcription software of some of our users and clients;


       o accelerate the conversion of some clients from outdated software applications to compliant software applications; and


       o upgrade some of the financial systems.


       June 30, 1999 is our internal target for rectifying Year 2000 issues for all mission critical applications. From July 1 to December 31, 1999, we plan to retest critical systems and evaluate non-critical applications for potential Year 2000 compliance issues.


       Clients and Suppliers. We also have exposure to Year 2000 problems that may be experienced by others. These risks include the inability to exchange electronic data and the risk of disruptions and failures of persons with whom we do business or on whom we or our clients rely. Our business interacts with or depends on the systems of clients, suppliers, telecommunication carriers, utilities, vendors, financial institutions and others. If we are not able to exchange information electronically with our clients and transcriptionists our business may be materially impacted. For example, our business relies heavily on telephone services. If phone service is lost, we will be unable to provide services until phone service is restored or contingency plans can be put in place.


       If our clients, suppliers, vendors and financial institutions are not Year 2000 compliant, there may be a material disruption to their businesses. These disruptions could negatively impact us in many ways, including:


       o a client may be unable to pay us;

       o a financial institution may be unable to process checks drawn on our bank accounts, accept deposits or process wire transfers;

       o vendor deliveries of computer equipment and other supplies may be delayed or cease;

       o voice and data connections we use to share information may be interrupted; and

       o brokers who make a market in our stock may not be able to trade our stock.

       This list is not comprehensive. Other interruptions to our normal business activities may occur, the nature and extent of which we cannot foresee. In an effort to minimize the exposure to such third party Year 2000 problems, we have initiated a process of obtaining written assurances from these third parties that they will be Year 2000 compliant. Based on the response we receive from the third parties, we are identifying the associated risks to our business and making necessary changes.

       Contingency Plans. We are developing Year 2000 contingency plans where practical. These plans address alternatives to electronic processing of medical information, payroll, vendor payments, cash receipts from clients and communicating without e-mail. These plans include identifying alternative sources of goods and services and performing certain tasks manually. For example, these contingency plans include requiring physicians to dictate into hand held devices, delivering tapes from these devices to transcriptionists and printing paper copies of reports to be delivered to clients.

       In some situations, however, it is impractical to have an effective contingency plan. For example, a failure of our primary banking institution may interrupt our cash receipts and our ability to pay our employees and vendors in a timely manner. Our contingency plan may call for paying employees in cash, but may not be practical due to the amount of cash involved, the number of locations and the number of individuals to be paid. The number of Year 2000 failures we suffer may exceed our ability to address them all at one time. In addition, significant Year 2000 failures by third parties, including clients, may jeopardize our financial strength. In severe circumstances, our ability to continue as a going concern may be threatened or we may fail. We believe, however, that we are taking reasonable and prudent steps to address the Year 2000 problem based on information currently available to us. We will continue to monitor this issue and plan to modify our approach if we believe the circumstances warrant such a change.

       Based on the information available to date, we expect to incur approximately $200,000 in expense to correct operational problems such as BIOS fixes. We also believe we will incur approximately $1.2 million to replace and upgrade voice capture systems, which will be capitalized and depreciated over their estimated useful lives of five years.

                         Quantitative And Qualitative
                         Disclosure About Market Risk

       We generally do not use derivative financial instruments in our investment portfolio. We make investments in instruments that meet credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, and type of instrument. We do not expect any material loss with respect to our investment portfolio.

       The following table provides information about our investment portfolio at December 31, 1998. For investment securities, the table presents principal amounts and related weighted average interest rates (dollars in thousands).

Cash and cash equivalents .........   $15,936
 Average interest rate ............       4.0%
Warrant investment ................   $   900
 Average interest rate ............        --
Total portfolio ...................   $16,836
 Weighted average interest rate ...       3.8%

       The majority of our debt obligations were repaid in February 1999. Remaining obligations consist primarily of relatively insignificant capital lease obligations that mature through 2002.

                                   Inflation

       We believe that the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

                           Forward-Looking Statements

       Some of the information in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements include forward-looking language such as "will likely result," "may," "are expected to," "is anticipated," "estimated," "projected," "intends to" or other similar words. Our actual results are likely to differ, and could differ materially, from the results expressed in, or implied by, these forward-looking statements. There are many factors that could cause these forward-looking statements to be incorrect, including but not limited to the following risks: risks associated with (1) our ability to recruit and retain qualified transcriptionists; (2) acquisitions; (3) dependence on our senior management team; (4) the impact of new services or products on the demand for our services; (5) our dependence on a single line of business; (6) our ability to expand our customer base; (7) our ability to maintain our current growth rate in revenue and earnings; (8) the volatility of our stock price; (9) our ability to compete with others; (10) changes in law relating to the classification of our transcriptionists; (11) potential infringement on the proprietary rights of others; (12) our failure to comply with confidentiality requirements; (13) our customers' and suppliers' failure to be Year 2000 compliant; and (14) our various anti-takeover protections. When considering these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this prospectus, and should recognize that those forward-looking statements speak only as of the date made. MedQuist does not undertake any obligation to update any forward-looking statement included in this Form 10-K.


Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements. The information called for by this Item is set forth on Pages F-1 through F-21.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
                  DISCLOSURE

          Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1999 Annual Meeting.

Item 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1999 Annual Meeting.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1999 Annual Meeting.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 1999 Annual Meeting.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit No.       Description
-----------       -----------

 3.1 Amended and Restated Certificate of Incorporation of the Company [incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K filed August 15, 1997].

 3.2 By-Laws of the Company [incorporated by reference to Exhibit 3.2 of the Company's 1993 Annual Report on Form 10-K (the "1993 10-K")].

 3.3 Certificate of Designation of Terms of Preferred Stock [incorporated by reference to Exhibit 3.3 of the Company's 1992 Annual Report on Form 10-K (the "1992 10-K)].

 4.1 Specimen Stock Certificate [incorporated by reference to Exhibit 4.1 of the Company's Registration Statement (No. 333-3050) on Form S-1 (the "1996 Registration Statement")].

*10.1 Agreement between the Company and Richard J. Censits, dated January 29, 1996 [incorporated by reference to Exhibit 10.1 of the 1996 Registration Statement].

*10.2 Incentive Stock Option Plan of the Company, dated January 1988 [incorporated by reference to Exhibit 10.2 of the Company's Registration Statement (No. 33-95968) on Form S-1 (the "1992 Registration Statement")].

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

*10.6 Employment Agreement by and between the Company and David A. Cohen, dated May 1, 1994 ("Cohen Employment Agreement") [incorporated by reference to Exhibit 10.33 of the Company's Form 10-Q for the three-month period ended June 30, 1994 (the "6/30/94 10-Q")].

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

*10.11 Employment Agreement by and between the Company and James R. Emshoff, dated August 25, 1996 [incorporated by reference to Exhibit 10.37 of the Company's Form 10-Q for the three-month period ended September 30, 1996 (the "9/30/95 10-Q")].

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

10.28     Form of Employee Stock Purchase Plan [incorporated by reference to
          Exhibit 10.33 of the 1996 Registration Statement].

22.1 Subsidiaries [incorporated by reference to Exhibit 22.1 of the 1996 Registration Statement].

23.1      Consent of Arthur Andersen LLP, filed herewith.

24.1     Powers of Attorney (included on signature page)

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - Continued

Exhibit No.       Description
-----------       -----------

27.1      Financial Data Schedule, Restated 1998

27.2      Financial Data Schedule, Restated 1997

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

(c)       Reports on Form 8-K

          During the fourth quarter of 1998, the Company filed the following Reports on Form 8-K:

          Current Report on Form 8-K, dated December 15, 1998, regarding the completion of the acquisition of The MRC Group, Inc.

                                   SIGNATURES

          Pursuant to the requirements of the Section 13 or 15(d) Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Marlton, State of New Jersey, on March 24, 1999.


                        MedQuist Inc.


                        By /s/David A. Cohen
                           ---------------------------------------------------
                           David A. Cohen, President, Chief Executive Officer, Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons as of March 24, 1999.

          Each person below, in so signing, also makes, constitutes and appoints David A. Cohen his true and lawful attorney-in-fact, with full power and substitution and resubstitution, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this Report.

         Signatures            Title
 /s/ David A. Cohen
---------------------------     Chairman and Chief Executive Officer (principal executive officer)
     David A. Cohen

 /s/ John R. Emery              Senior Vice President, Treasurer and Chief Financial Officer (principal
---------------------------     financial officer and principal accounting officer)
     John R. Emery

 /s/ John A. Donohoe, Jr.       President, Chief Operating Officer and Director
---------------------------
     John A. Donohoe, Jr.

/s/ Bruce K. Anderson           Director
---------------------------
    Bruce K. Anderson

/s/ William T. Carson, Jr.      Director
---------------------------
    William T. Carson, Jr.

/s/ John T. Casey               Director
---------------------------
    John T. Casey

/s/ Richard J. Censits          Director
---------------------------
    Richard J. Censits

/s/ James R. Emshoff            Director
---------------------------
    James R. Emshoff

/s/ Terrence J. Mulligan        Director
---------------------------
    Terrence J. Mulligan

/s/ A. Fred Ruttenberg          Director
---------------------------
    A. Fred Ruttenberg
                                Director
---------------------------
    Edward L. Samek

/s/ R. Timothy Stack            Director
---------------------------
    R. Timothy Stack
                                Director
---------------------------
    Richard H. Stowe
                                Director
---------------------------
    John H. Underwood

                                      -24-