Form 10-K/A
period 1998-12-31
MEDQUIST INC
filed 1999-03-26
CIK 884497

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

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

                                 MEDQUIST INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants ................   F-2
Consolidated Balance Sheets .............................   F-3
Consolidated Statements of Operations ...................   F-4
Consolidated Statements of Shareholders' Equity .........   F-5
Consolidated Statements of Cash Flows ...................   F-6
Notes to Consolidated Financial Statements ..............   F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MedQuist Inc.:

     We have audited the accompanying consolidated balance sheets of MedQuist Inc. (a New Jersey corporation) and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedQuist Inc. and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                      /s/ Arthur Andersen LLP


Philadelphia, Pa.,
February 1, 1999

                        MEDQUIST INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)




                                                                                 December 31,
                                                                          ---------------------------
                                                                              1997           1998
                                                                          -----------   -------------
                              ASSETS
Current assets:
   Cash and cash equivalents ..........................................    $  14,489      $  15,936
   Short-term investments .............................................        4,003             --
   Accounts receivable, net of allowance of $1,298 and $2,274 .........       41,819         52,477
   Deferred income taxes ..............................................        3,177          6,438
   Prepaid expenses and other .........................................          307            233
                                                                           ---------      ---------
      Total current assets ............................................       63,795         75,084
Property and equipment, net ...........................................       25,442         27,022
Intangible assets, net ................................................       82,382         82,216
Other .................................................................        2,154          2,989
                                                                           ---------      ---------
                                                                           $ 173,773      $ 187,311
                                                                           =========      =========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ..................................    $   6,792      $   2,372
   Accounts payable ...................................................        5,777          5,010
   Accrued expenses ...................................................       14,618         25,850
                                                                           ---------      ---------
      Total current liabilities .......................................       27,187         33,232
                                                                           ---------      ---------
Long-term debt ........................................................        7,589            215
                                                                           ---------      ---------
Other long-term liabilities ...........................................        1,130            697
                                                                           ---------      ---------
Deferred income taxes .................................................        6,494          1,981
                                                                           ---------      ---------
Commitments and contingencies (Note 10)
Shareholders' equity:
   Common stock, no par value, 60,000 shares authorized, 32,138
    and 33,258 shares issued and outstanding ..........................           --             --
   Additional paid-in capital .........................................      119,008        136,603
   Retained earnings ..................................................       12,365         14,536
   Unrealized gain on marketable securities ...........................           --            585
   Deferred compensation ..............................................           --           (538)
                                                                           ---------      ---------
      Total shareholders' equity ......................................      131,373        151,186
                                                                           ---------      ---------
                                                                           $ 173,773      $ 187,311
                                                                           =========      =========

        The accompanying notes are an integral part of these statements.

                        MEDQUIST INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)




                                                                     Year Ended December 31,
                                                           --------------------------------------------
                                                               1996            1997            1998
                                                           ------------   --------------   ------------
Revenue ................................................    $ 152,109       $  216,158      $ 271,655
                                                            ---------       ----------      ---------
Costs and expenses:
   Cost of revenue .....................................      118,978          169,235        209,587
   Selling, general and administrative .................       11,908           14,362         16,061
   Depreciation ........................................        7,372           10,339         12,697
   Amortization of intangible assets ...................        3,150            5,652          3,757
   Transaction costs and restructuring charges .........          644            2,075         18,221
                                                            ---------       ----------      ---------
      Total operating expenses .........................      142,052          201,663        260,323
                                                            ---------       ----------      ---------
Operating income .......................................       10,057           14,495         11,332
Interest expense (income), net .........................        2,049              469           (325)
                                                            ---------       ----------      ---------
Income before income taxes .............................        8,008           14,026         11,657
Income tax provision ...................................        2,720            5,293          8,472
                                                            ---------       ----------      ---------
Net income .............................................        5,288            8,733          3,185
Inducement of warrant exercise .........................         (707)              --             --
                                                            ---------       ----------      ---------
Net income available to common shareholders ............    $   4,581       $    8,733      $   3,185
                                                            =========       ==========      =========
Basic income per share:
   Net income ..........................................    $    0.22       $     0.28      $    0.10
   Inducement of warrant exercise ......................       ( 0.03)              --             --
                                                            ---------       ----------      ---------
   Net income available to common shareholders .........    $    0.19       $     0.28      $    0.10
                                                            =========       ==========      =========
Diluted income per share:
   Net income ..........................................    $    0.20       $     0.26      $    0.09
   Inducement of warrant exercise ......................       ( 0.03)              --             --
                                                            ---------       ----------      ---------
   Net income available to common shareholders .........    $    0.17       $     0.26      $    0.09
                                                            =========       ==========      =========

        The accompanying notes are an integral part of these statements.

                        MEDQUIST INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)




                                                             Additional                   Unrealized
                                          Common Stock                                      Gain on
                                      --------------------     Paid-in       Retained     Marketable      Deferred
                                        Shares     Amount      Capital       Earnings     Securities    Compensation       Total
                                      ----------  --------  ------------   ------------  ------------  --------------  -------------
BALANCE, DECEMBER 31, 1995 ...........  13,182      $ --     $  29,493       $  1,079        $  --        $     --       $  30,572
 Net income ..........................      --        --            --          5,288           --              --           5,288
 Exercise of common stock options,
   including tax benefit .............      98        --           336             --           --              --             336
 Issuance of common stock in
   connection with business
   acquisitions ......................   4,773        --        10,751             --           --              --          10,751
 Sale of common stock, net of
   expenses ..........................  10,395        --        68,714             --           --              --          68,714
 Distributions .......................      --        --            --           (928)          --              --            (928)
 Exercise of warrants, including
   inducement charge .................   3,016        --         6,980           (707)          --              --           6,273
 Purchase and retirement of
   common stock, at cost .............     (36)       --          (296)            --           --              --            (296)
                                        ------      ----     ---------       --------        -----        --------       ---------
BALANCE, DECEMBER 31, 1996 ...........  31,428        --       115,978          4,732           --              --         120,710
 Net income ..........................      --        --            --          8,733           --              --           8,733
 Exercise of common stock options
   and warrants, including tax
   benefit ...........................     759        --         3,455             --           --              --           3,455
 Issuance of common stock, net of
   expenses ..........................      33        --           251             --           --              --             251
 Distributions .......................      --        --            --         (1,100)          --              --          (1,100)
 Purchase and retirement of
   common stock, at cost .............     (82)       --          (676)            --           --              --            (676)
                                        ------      ----     ---------       --------        -----        --------       ---------
BALANCE, DECEMBER 31, 1997 ...........  32,138        --       119,008         12,365           --              --         131,373
 Comprehensive income:
   Net income ........................      --        --            --          3,185           --              --           3,185
   Unrealized gain on available for
    sale securities, net of tax ......      --        --            --             --          585              --             585
                                        ------      ----     ---------       --------        -----        --------       ---------
    Total comprehensive income .......      --        --            --          3,185          585              --           3,770
                                        ------      ----     ---------       --------        -----        --------       ---------
 Exercise of common stock options
   and warrants, including tax
   benefit ...........................     917        --         9,662             --           --              --           9,662
 Issuance of common stock, net of
   expenses ..........................     203        --         1,701             --           --              --           1,701
 Distributions .......................      --        --            --         (1,014)          --              --          (1,014)
 Grant of common stock options
   below fair value ..................      --        --         1,078             --           --          (1,078)             --
 Amortization of deferred
   compensation ......................      --        --            --             --           --             540             540
 Cash paid to dissenting stockhold-
   ers in pooling of interests
   transaction .......................      --        --        (1,438)            --           --              --          (1,438)
 Transaction costs paid by acquired
   company stockholder ...............      --        --         1,540             --           --              --           1,540
 Income tax asset recognized in
   pooling of interests transaction ..      --        --         5,052             --           --              --           5,052
                                        ------      ----     ---------       --------        -----        --------       ---------
BALANCE, DECEMBER 31, 1998 ...........  33,258      $ --     $ 136,603       $ 14,536        $ 585        $   (538)      $ 151,186
                                        ======      ====     =========       ========        =====        ========       =========


        The accompanying notes are an integral part of these statements.

                        MEDQUIST INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)





                                                                               Year Ended December 31,
                                                                       ---------------------------------------
                                                                           1996          1997          1998
                                                                       -----------   -----------   -----------
OPERATING ACTIVITIES:
 Net income ........................................................    $   5,288     $   8,733     $   3,185
 Adjustments to reconcile net income to net cash provided by operating activities--
   Depreciation and amortization ...................................       10,522        15,991        16,454
   Amortization of debt discounts ..................................          704            --            --
   Amortization of deferred compensation ...........................           --            --           540
   Deferred income tax provision (benefit) .........................        1,105          (200)       (3,213)
   Loss on disposal of property and equipment ......................           --           223            --
   Transaction costs paid by acquired company stockholder ..........           --            --         1,540
   Changes in assets and liabilities, excluding effects of
    acquisitions and divestitures--
      Accounts receivable, net .....................................       (5,571)       (7,230)      (10,345)
      Prepaid expenses and other ...................................        1,403           631            97
      Other assets .................................................          182          (362)           65
      Accounts payable .............................................       (1,983)          543          (767)
      Accrued expenses .............................................         (832)        3,175        15,729
      Other long-term liabilities ..................................          (79)          (87)         (433)
                                                                        ---------     ---------     ---------
       Net cash provided by operating activities ...................       10,739        21,417        22,852
                                                                        ---------     ---------     ---------
INVESTING ACTIVITIES:
 Purchases of property and equipment ...............................       (6,553)      (13,716)      (14,027)
 Acquisitions, net of cash acquired ................................      (26,205)       (5,628)       (5,839)
 Sale (purchase) of short-term investments .........................       (5,893)          973         4,003
                                                                        ---------     ---------     ---------
       Net cash used in investing activities .......................      (38,651)      (18,371)      (15,863)
                                                                        ---------     ---------     ---------
FINANCING ACTIVITIES:
 Repayments of long-term debt and subordinated payable .............      (38,728)       (3,757)      (10,006)
 Proceeds from issuance of long-term debt ..........................        7,121            --            --
 Distributions .....................................................         (928)       (1,100)       (1,014)
 Proceeds from exercise of common stock options and
   warrants ........................................................          226         1,785         5,065
 Net proceeds from issuance of common stock ........................       68,714           251           413
 Purchase and retirement of common stock ...........................         (296)         (676)           --
                                                                        ---------     ---------     ---------
       Net cash provided by (used in) financing activities .........       36,109        (3,497)       (5,542)
                                                                        ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS .......................................................        8,197          (451)        1,447
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .......................        6,743        14,940        14,489
                                                                        ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, END OF YEAR .............................    $  14,940     $  14,489     $  15,936
                                                                        =========     =========     =========

        The accompanying notes are an integral part of these statements.

                        MEDQUIST INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (in thousands, except per share amounts)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Background and Basis of Presentation

     MedQuist Inc. (the "Company" or "MedQuist") is the leading national provider of medical transcription services. MedQuist was incorporated in New Jersey in 1984 and reorganized in 1987. From 1995 through 1998, the Company completed 18 acquisitions, of which 13 were accounted for as purchase transactions and five were accounted for as pooling of interests (see Note 2). The pooling of interests transactions, all of which occurred in 1998, include the acquisitions of Digital Dictation, Inc. ("DDI"), Signal Transcriptions Network, Inc. ("Signal"), Transcriptions Ltd. of Florida, Inc. ("TLF") and The MRC Group, Inc. ("MRC") which required restatement of the Company's financial statements. Accordingly, the accompanying financial statements have been restated to reflect these 1998 acquisitions accounted for under the pooling of interests method.


Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of MedQuist and its subsidiaries. All material intercompany balances and transactions have been eliminated.


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


Pro Forma Presentation for Income Taxes

     Prior to their mergers with the Company, Signal and TLF were taxed as "S" Corporations. Accordingly, no tax provision is included in the accompanying financial statements related to their income prior to their respective acquisition dates. The following pro forma presentation sets forth the Company's income tax provision, net income and net income per share as if Signal and TLF had been taxed as "C" Corporations for all periods presented.

                        MEDQUIST INC. AND SUBSIDIARIES

                   (in thousands, except per share amounts)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)


                                                              Year Ended December 31,
                                                    --------------------------------------------
                                                        1996            1997            1998
                                                    ------------   -------------   -------------
Income before income taxes, as reported .........     $  8,008       $  14,026       $  11,657
Pro forma income tax provision ..................        3,357           5,975           8,766
                                                      --------       ---------       ---------
Pro forma net income ............................     $  4,651       $   8,051       $   2,891
                                                      ========       =========       =========
Pro forma net income per share:
 Basic ..........................................     $   0.19       $    0.25       $    0.09
 Diluted ........................................     $   0.18       $    0.24       $    0.08

Cash and Cash Equivalents


     Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less, consisting primarily of cash on deposit with banks. At December 31, 1997, cash and cash equivalents included a restricted certificate of deposit of $1,339 which was used to repay a note payable in January 1998.


Investments


     Short-term investments held by the Company at December 31, 1997 consisted primarily of investments in high-quality, fixed-income bonds with varying maturities and rates. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classified their investments as held-to-maturity since the Company had both the intent and ability to hold to maturity. Accordingly, such investments were carried at amortized cost.


     Included in other assets at December 31, 1998, is a warrant to purchase common stock in Learnout and Hauspie, Inc. ("L&H"). The warrant has been classified as available-for-sale. Pursuant to SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The unrealized gain, net of taxes, at December 31, 1998 was $585.


Property and Equipment


     Property and equipment are recorded at cost. Depreciation and amortization have been provided using the straight-line method over the estimated useful lives of the assets, which range from two to seven years for furniture, equipment and software, and the lease term for leasehold improvements. Repairs and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized. Gains or losses on disposals are charged to operations.


Intangible Assets


     Intangible assets consist primarily of goodwill, customer lists, non-compete agreements and employee bases. The goodwill related to the May 1994 acquisition of Transcriptions, Ltd. (see Note 2) is being amortized over 40 years. All other goodwill is being amortized over 20-30 years. Customer lists and employee bases are being amortized over 10-20 years and five years, respectively. Non-compete agreements are amortized over their terms, ranging from 1.5 years to four years. Subsequent to its acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows

                        MEDQUIST INC. AND SUBSIDIARIES

                   (in thousands, except per share amounts)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

in measuring whether the intangible asset should be written down to fair value. Measurement of the amount of the impairment will be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 1998, management believes that no revision to the remaining useful lives or write-down of intangible assets is required.


Transaction Costs and Restructuring Charges

     During 1996, 1997 and 1998, the Company incurred certain charges resulting from restructurings and in 1998 incurred transaction costs associated with pooling of interests acquisitions and professional fees in connection with MRC's terminated initial public offering, as follows:




                                                                        Year Ended December 31,
                                                                   ----------------------------------
                                                                     1996        1997         1998
                                                                   --------   ----------   ----------
Restructuring charges ..........................................    $ 644      $ 2,075      $  6,539
Transaction costs associated with pooling of interests .........       --           --        11,000
Terminated initial public offering costs .......................       --           --           682
                                                                    -----      -------      --------
                                                                    $ 644      $ 2,075      $ 18,221
                                                                    =====      =======      ========

     In December 1998, the Company's board of directors approved management's restructuring plan associated with the MRC merger. Costs associated with the plan of approximately $6,539 have been recognized in 1998 in accordance with Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as follows:




        Non-cancelable leases .................................    $ 3,835
        Severance .............................................      1,618
        Non-cancelable contracts and other exit costs .........      1,086
                                                                   -------
                                                                   $ 6,539
                                                                   =======


     The plan relates primarily to the closure of several redundant customer service centers as well as certain corporate offices in order to improve operating efficiencies. The Company expects to complete the plan in 1999. The severance costs are attributable to 41 individuals from various levels of operational and senior management. As of December 31, 1998, $567 of severance had been paid and $410 of other restructuring costs had been paid. The consolidated balance sheet at December 31, 1998 reflects $5,562 in accrued expenses related to the 1998 restructuring charge.

     In 1997, MRC approved a separate management plan to close and/or merge several redundant customer service centers in order to further reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to non-cancelable leases, the disposition of fixed assets and employee severance costs. Costs associated with the plan of approximately $2,075 were recognized in 1997 in accordance with EITF 94-3. Included in this amount is approximately $705 for the disposal of assets and approximately $800 in severance and employee contract buy outs. The balance is primarily related to non-cancelable lease costs. The severance costs are attributable to eight individuals from various levels of operational and senior management. At December 31, 1997 and 1998, approximately $1,773 and $1,213, respectively, related to MRC's restructuring charge is included in accrued expenses.

                        MEDQUIST INC. AND SUBSIDIARIES

                   (in thousands, except per share amounts)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

     In 1996, MRC approved a separate management plan to close and/or merge several redundant customer service centers as well as certain corporate offices in order to reduce costs and improve operating efficiencies. The plan was essentially completed during 1997 and included the cost of exiting certain facilities, primarily related to non-cancelable leases, and employee severance costs. Costs associated with the plan of approximately $644 were recognized in 1996 in accordance with EITF 94-3.

     In 1998, the Company incurred the following transaction costs associated with business combinations accounted for using the pooling of interests method:


        Investment banker fees ..................................    $  7,200
        Accounting, legal and other professional fees ...........       2,260
        Broker fee paid by acquired company stockholder .........       1,540
                                                                     --------
                                                                     $ 11,000
                                                                     ========


     At December 31, 1998, $500,000 of such costs are included in accrued expenses for payments scheduled to be made in 1999.

Advertising Costs

     The Company charges advertising costs to expense as incurred. Advertising expense was $329, $678 and $650 for the years ended December 31, 1996, 1997 and 1998, respectively.

Research and Development Costs

     Research and development costs are charged to expense as incurred. Total research and development costs were approximately $450, $550 and $813 for the years ended December 31, 1996, 1997 and 1998, respectively.

Statements of Cash Flow Information

     For the years ended December 31, 1996, 1997 and 1998, the Company paid interest of $1,404, $1,027 and $695, respectively, and income taxes of $1,700, $3,162 and $6,705, respectively. Capital lease obligations of $191, $174 and $98 were incurred on equipment leases entered into in 1996, 1997 and 1998, respectively. In 1996, the Company exchanged $500 of debt for shares of capital stock. In 1998, convertible notes totaling $1,288 were converted into 172 shares of common stock.

     The following table displays the net noncash financing activities resulting from the Company's business acquisitions (see Note 2):




                                                                              Year Ended December 31,
                                                                       -------------------------------------
                                                                           1996         1997         1998
                                                                       -----------   ----------   ----------
Noncash net assets acquired ........................................    $  40,274     $  8,965     $ 4,401
Less -- Seller notes and payables ..................................       (3,318)      (3,337)         --
Common stock issued ................................................      (10,751)          --          --
Cash paid to dissenting stockholder in pooling transaction .........           --           --       1,438
                                                                        ---------     --------     -------
 Net cash paid for business acquisitions ...........................    $  26,205     $  5,628     $ 5,839
                                                                        =========     ========     =======

Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        MEDQUIST INC. AND SUBSIDIARIES

                   (in thousands, except per share amounts)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

Earnings Per Share

     The Company follows SFAS No. 128, "Earnings per Share," which requires a dual presentation of "basic" and "diluted" earnings per share on the face of the income statement. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consists primarily of stock options, using the treasury stock method.

     The table below sets forth the reconciliation of the numerators and denominators of the Company's basic and diluted income per share computations:




                                                               Year Ended December 31,
                       -------------------------------------------------------------------------------------------------------
                                     1996                               1997                               1998
                       ---------------------------------  ---------------------------------  ---------------------------------
                                                 Per                                Per                                Per
                           Net                  Share                              Share         Net                  Share
                         Income     Shares      Amount      Income     Shares      Amount      Income     Shares      Amount
                       ----------  --------  -----------  ----------  --------  -----------  ----------  --------  -----------
Basic ...............   $ 5,288     24,138    $  0.22      $ 8,733     31,726      $  0.28    $ 3,185     33,087     $  0.10
Effect of dilutive
 securities .........        --      1,906     ( 0.02)          --      1,632       ( 0.02)        --      1,818      ( 0.01)
                        -------     ------    -------      -------     ------      -------    -------     ------     -------
Diluted .............   $ 5,288     26,044    $  0.20      $ 8,733     33,358      $  0.26    $ 3,185     34,905     $  0.09
                        =======     ======    =======      =======     ======      =======    =======     ======     =======

     For the years ended December 31, 1996, 1997 and 1998, 1,288, 1,961 and 654 common stock options and warrants were excluded from the diluted computation because their effect would be anti-dilutive.


Fair Value of Financial Instruments

     Cash, accounts receivable, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. Available-for-sale investments are also reflected at fair value in accordance with SFAS No. 115. The carrying amount of long-term notes receivable and debt obligations approximate fair value at the balance sheet dates.


Comprehensive Income

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. The Company's comprehensive income consists of net income and unrealized holding gains on available-for-sale securities. The adoption of SFAS No. 130 had no impact on total shareholders' equity and is presented on the accompanying Consolidated Statements of Shareholders' Equity. During 1996 and 1997, there were no other comprehensive items. For the years ended December 31, 1998, the pre-tax unrealized gain on available-for-sale securities was $900 and the deferred tax recorded on the unrealized gain was $315.


Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. As the Company operates in one reportable segment, SFAS No. 131 had no effect on the Company's financial statements.

                        MEDQUIST INC. AND SUBSIDIARIES

                   (in thousands, except per share amounts)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

Reclassifications


     Certain prior year amounts have been reclassified to conform to the current year presentation.


2. ACQUISITIONS


     Effective May 1, 1994, the Company purchased substantially all of the assets of Transcriptions, Ltd. and Affiliates ("Transcriptions"), as well as assumed certain liabilities for $16,930 in cash, including acquisition costs of $322, plus the payment of Transcriptions' interest bearing debt of $5,816, plus a deferred purchase price based on future operating results. Effective December 29, 1995, the Company fixed the deferred purchase price by agreeing to pay the former owners of Transcriptions $18,375 in cash and issue 2,584 shares of common stock (valued at $4,550 for financial reporting purposes) on August 31, 1996. The total purchase price for the Transcriptions acquisition was $44,797. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities.


     In July 1996, MRC acquired all of the outstanding capital stock of Medical Records Corp. The former shareholders of Medical Records Corp. received total consideration of approximately $27,000, consisting of cash, notes and shares of common stock. The acquisition was accounted for as a purchase, and the results of Medical Records Corp. are included in the accompanying consolidated financial statements from the date of the acquisition. In connection with the acquisition, MRC assumed certain acquisition-related liabilities from Medical Records Corp. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The allocation resulted in goodwill and other intangible assets of approximately $33,015, which are being amortized over lives of 1.5 to 30 years.



     The following unaudited pro forma summary presents the results of operations of the Company as if the payment of the Transcriptions deferred purchase price, which causes additional amortization and interest expense, and the Medical Records Corp. acquisition had occurred on January 1, 1996.




                                             Year Ended
                                          December 31, 1996
                                         ------------------
  Revenue .............................       $ 179,683
  Net income ..........................             726
  Net income per share ................             .03


     On May 28, 1998, the Company completed the acquisition of approximately 94% of the outstanding capital stock of DDI and on July 31, 1998 acquired the remaining shares. The Company issued 912 shares in exchange for all DDI shares. The acquisition was accounted for using the pooling of interests method of accounting. Accordingly, the Company's historical financial statements were retroactively restated to reflect the combination with DDI.


     On August 18, 1998, the Company completed the acquisition of Signal, which was accounted for using the pooling of interests method of accounting. The Company issued 619 shares of its common stock and approximately $1,400 in cash to a dissenting Signal stockholder in exchange for all Signal capital stock. The Company's historical financial statements have been restated to reflect the combination with Signal. Signal and the Company elected to treat their merger as an asset purchase for income tax purposes. The Company recorded a deferred tax asset of $5,052 that was credited directly to shareholders' equity to reflect the tax effect of goodwill that was recorded for income tax purposes.

                        MEDQUIST INC. AND SUBSIDIARIES

                   (in thousands, except per share amounts)

2. ACQUISITIONS  -- (Continued)

     On November 30, 1998, the Company completed the acquisition of TLF, which was accounted for using the pooling of interests method. The Company issued 800 shares of its common stock for all TLF capital stock. Accordingly, the Company's consolidated financial statements have been restated to reflect the combination with TLF.


     On September 18, 1998 the Company signed a definitive merger agreement with MRC and on December 10, 1998, the merger was consummated. Pursuant to the agreement, each share of MRC common stock and each share of MRC preferred stock on an as-converted basis was exchanged for 0.5163 shares of the Company's Common stock. In total, the Company issued 8,662 shares of its common stock to the former MRC shareholders and options to purchase an aggregate of 1,543 shares to the former MRC option holders. The MRC merger was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to reflect the merger with MRC.


     Revenue and net income as previously reported for the years ended December 31, 1996, 1997 and 1998 and as restated for the pooling of interests transactions are as follows:


                                                       Year Ended
                                                    December 31, 1998
                                             ------------------------------
                                               Revenue           Net Income
                                             -----------         ----------
MedQuist, as previously reported .........   $164,779(a)         $ (305)(a)
DDI ......................................      6,165(b)            253(b)
Signal ...................................      5,281(b)            543(b)
TLF ......................................      3,688(c)            522(c)
MRC ......................................     91,742(c)          2,172(c)
                                            ---------            ------
Restated .................................  $ 271,655            $3,185
                                            =========            ======

------------
(a) Includes (i) DDI and Signal amounts from July 1, 1998, (ii) TLF and MRC amounts from October 1, 1998 and (iii) $18,221 of pre-tax transaction and restructuring costs.
(b) Reflects amounts from January 1, 1998 to June 30, 1998.
(c) Reflects amounts from January 1, 1998 to September 30, 1998.




                                                    Year Ended
                                                 December 31, 1997
                                             -------------------------
                                               Revenue      Net Income
                                             -----------   -----------
MedQuist, as previously reported .........    $  84,495     $  7,631
DDI ......................................       10,026          616
Signal ...................................        9,294        1,100
TLF ......................................        4,226          712
MRC ......................................      108,117       (1,326)
                                              ---------     --------
Restated .................................    $ 216,158     $  8,733
                                              =========     ========

                        MEDQUIST INC. AND SUBSIDIARIES

                   (in thousands, except per share amounts)

2. ACQUISITIONS  -- (Continued)


                                                    Year Ended
                                                 December 31, 1996
                                             -------------------------
                                               Revenue      Net Income
                                             -----------   -----------
MedQuist, as previously reported .........    $  61,480     $  3,477
DDI ......................................        6,937          440
Signal ...................................        8,058          842
TLF ......................................        3,934          882
MRC ......................................       71,700       (1,060)
                                              ---------     --------
Restated .................................    $ 152,109     $  4,581
                                              =========     ========

     Prior to their mergers with the Company, Signal and TLF were taxed as "S" Corporations. The above net income amounts do not include an aggregate "C" Corporation income tax provision for Signal and TLF of approximately $637, $682 and $294 for the years ended December 31, 1996, 1997 and 1998, respectively (see Note 1).


     From 1996 through 1998, the Company completed several smaller acquisitions accounted for using the purchase method. Pro forma information is not presented as these acquisitions are not material to the Company. Certain of the acquisitions provide for additional consideration to be paid if net future billings to defined customers exceed specified contractual levels. These provisions expire in 2000 and 2001, and are generally payable on a quarterly basis. When the contingency is resolved and additional consideration is due, the Company will account for the payments as additional purchase price and amortize the additional amount paid over the remaining life of the asset.


3. PROPERTY AND EQUIPMENT


                                                             December 31,
                                                       -------------------------
                                                           1997          1998
                                                       -----------   -----------
Furniture, equipment and software ....................  $  46,608     $  52,571
Leasehold improvements ...............................      1,341         1,553
                                                        ---------     ---------
                                                           47,949        54,124
Less -- Accumulated depreciation and amortization ....    (22,507)      (27,102)
                                                        ---------     ---------
                                                        $  25,442     $  27,022
                                                        =========     =========

4. INTANGIBLE ASSETS




                                                   December 31,
                                             -------------------------
                                                 1997          1998
                                             -----------   -----------
Goodwill .................................    $ 64,600      $  67,109
Customer lists ...........................      21,552         22,640
Non-compete agreements ...................       3,405          3,405
Employee base ............................       2,514          2,514
Other ....................................         137            150
                                              --------      ---------
                                                92,208         95,818
Less -- Accumulated amortization .........      (9,826)       (13,602)
                                              --------      ---------
                                              $ 82,382      $  82,216
                                              ========      =========

                        MEDQUIST INC. AND SUBSIDIARIES

                   (in thousands, except per share amounts)

5. ACCRUED EXPENSES:




                                                   December 31,
                                              -----------------------
                                                 1997         1998
                                              ----------   ----------
Accrued payroll and related taxes .........    $  7,175     $  9,329
Restructuring charges .....................       1,733        6,775
Other .....................................       5,710        9,746
                                               --------     --------
                                               $ 14,618     $ 25,850
                                               ========     ========

6. LONG-TERM DEBT




                                                                                  December 31,
                                                                            ------------------------
                                                                               1997          1998
                                                                            ----------   -----------
Note payable to bank, repaid in 1998 ....................................    $  5,250     $     --
Note payable to former shareholders of Medical Records Corp.,
 repaid in 1999 .........................................................       2,000        2,000
Promissory notes, repaid or converted into common stock in 1998 .........       5,085           --
Capital lease obligations ...............................................       1,786          468
Other ...................................................................         260          119
                                                                             --------     --------
                                                                               14,381        2,587
Less -- current portion .................................................      (6,792)      (2,372)
                                                                             --------     --------
                                                                             $  7,589     $    215
                                                                             ========     ========

     On April 23, 1997, the Company amended its credit facility to provide for a $10 million unsecured senior revolving line of credit through April 23, 2000. The revolver bears interest at resetting rates selected by the Company from various alternatives. The interest rate alternatives are either (i) the greater of (a) prime rate, (b) the federal funds rate plus 0.5% (c) the bank's certificate of deposit rate plus 1%, or (ii) LIBOR plus 0.75%. The credit facility also allows for the Company to finance up to 100% of any acquisitions of companies that are in the business of providing transcriptions-related services. The financing of these acquisitions may be carved out of the revolver and amortized over 20 consecutive quarters. Each acquisition term loan that is created would permanently reduce the remaining borrowings under the revolver.


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


     For the year ended December 31, 1997 and 1998, the Company did not incur any interest expense on the revolving credit facility, as there were no borrowings on the credit facility. For the year ended December 31, 1996, the Company incurred interest expense of $49 on the revolving credit facility, at a weighted average interest rate of 9.78%. The highest outstanding borrowing under the revolver during 1996 was $2,534.


     In connection with the acquisition of Medical Records Corp., MRC entered into a note agreement with a bank. The note was for $7,000 with an interest rate of LIBOR plus 1.65%, which totaled approximately 7.3% at December 31, 1997. The note was secured by substantially all of MRC's assets. The agreement required the payment of interest quarterly along with equal monthly principal payments of $117 through September 2001. The note was repaid in 1998.

                        MEDQUIST INC. AND SUBSIDIARIES

                   (in thousands, except per share amounts)

6. LONG-TERM DEBT  -- (Continued)

     Also, in connection with the acquisition of Medical Records Corp., MRC issued seven year, 8% unsecured notes to former shareholders of Medical Records Corp. for $2,000. The notes require the payment of interest quarterly, with annual principal payments of $500 beginning in July 2000. The Company repaid these notes in 1999.


     In January 1998, subordinated convertible 6% promissory notes in the amount of $1,288 were converted into 172 shares of common stock at a conversion price of $7.48 per share.


     Long-term debt maturities as of December 31, 1998, are as follows:


  1999 ...................    $ 2,372
  2000 ...................        138
  2001 ...................         48
  2002 ...................         29
                              -------
                              $ 2,587
                              =======

7. SHAREHOLDERS' EQUITY


     In May 1996, MedQuist consummated a secondary public offering of its common stock, selling 6,600 shares at a price of $5.67 per share. In June 1996, the underwriters exercised their overallotment option for an additional 922 shares. After deducting the underwriters' discount and offering expenses, the net proceeds to the Company were $39,442. In July 1996, MRC issued shares of preferred stock for total consideration, net of offering expenses, of $29,272. Such preferred stock was exchanged for MedQuist common in the merger (see Note
2).


     In connection with the 1992 issuance of a senior subordinated note, the Company sold to the holder for $1,100, warrants to purchase 1,732 shares of Class A and 1,068 shares of Class B preferred stock at an exercise price of $2.50 per share. Each share of Class A and Class B preferred stock was convertible into one share of common stock. During 1994, the holder was issued additional warrants and all warrant exercise prices were reset at $2.43, in accordance with the antidilution provisions of the original warrant agreement. Simultaneous with the closing of the secondary public offering, the company and the holder agreed that the holder would exercise the warrants by tendering the $7,000 principal amount of the senior subordinated notes and simultaneously converting the shares of preferred stock received upon such exercise into 2,888 shares of common stock. As an inducement for the holder to exercise the warrants and convert the preferred stock, the Company issued the holder 128 additional shares of common stock. This inducement, valued at $707 or $0.03 per diluted share, has been recorded as a deduction from the net income available to common shareholders in 1996.


     In connection with the Company's May 1994 credit agreement, the Company issued the agent bank warrants to purchase 226 shares of common stock at an exercise price of $2.25 per share. These warrants were exercised on June 12, 1997 by the agent bank for proceeds to the Company of $508.


     In connection with the sale of equity securities to certain investors in 1992 and 1993, warrants to purchase common stock at $12.69 per share were issued by MRC. The warrants were fully vested and exercisable at the date of issuance and have terms which permit conversion into common stock at specified prices during periods ranging from four to five years. The fair value of the warrants at the date of grant was de minimis and therefore no compensation expense has been recorded in the accompanying financial statements. During 1998, 157 warrants were exercised and 37 were cancelled. At December 31, 1998, no warrants were outstanding.

                        MEDQUIST INC. AND SUBSIDIARIES

                   (in thousands, except per share amounts)

8. STOCK OPTION PLANS

     The Company has six stock option plans that provide for the granting of options to purchase shares of common stock to eligible employees (including officers) and nonemployee directors of the Company. Options granted may be at fair market value of the common stock or at a price determined by a committee of the Company's board of directors. The stock options vest and are exercisable over periods determined by the committee.

     In February 1998, MRC granted 165 stock options to employees with exercise prices below the fair market value of MRC's common stock. Accordingly, MRC recorded deferred compensation totaling $1,078, of which $540 was amortized to expense in 1998.

     Information with respect to the Company's common stock options is as follows:




                                                          Option Price       Aggregate
                                             Shares        Per Share         Proceeds
                                           ---------   -----------------   ------------
Outstanding, December 31, 1995 .........     2,407      $1.14 - $8.31        $  7,141
 Granted ...............................     1,670       2.71 - 10.48          10,810
 Exercised .............................       (98)      2.17 - 5.13             (220)
 Canceled ..............................      (156)      2.71 - 3.17             (271)
                                             -----     -----------------     --------
Outstanding, December 31, 1996 .........     3,823       1.14 - 10.48          17,460
 Granted ...............................     1,240       5.21 - 16.49          13,345
 Exercised .............................      (533)      1.56 - 10.42          (1,018)
 Canceled ..............................      (193)      3.17 - 8.67             (412)
                                             -----     -----------------     --------
Outstanding, December 31, 1997 .........     4,337       1.14 - 16.49          29,375
 Granted ...............................     1,015       5.21 - 31.19          26,012
 Exercised .............................      (760)      1.14 - 16.49          (1,887)
 Canceled ..............................      (159)      5.21 - 25.63            (391)
                                             -----     -----------------     --------
Outstanding, December 31, 1998 .........     4,433     $ 1.34 - $31.19       $ 53,109
                                             =====     =================     ========

     At December 31, 1998, there were 2,172 exercisable options with an aggregate exercise price of $16,204 and 273 additional options available for grant under the plans.

     The options outstanding and exercisable by exercise price at December 31, 1998 are as follows:




                                        Weighted
                                        Average       Weighted                      Weighted
     Range Of                          Remaining       Average                      Average
     Exercise            Number       Contractual     Exercise        Number        Exercise
      Prices          Outstanding         Life          Price      Exercisable       Price
------------------   -------------   -------------   ----------   -------------   -----------
  $0.00 - $3.11            463            5.9       $   2.36            321          $  2.20
    3.12 - 6.23            845            7.0           4.56            488             4.42
    6.24 - 9.35            833            5.9           8.12            650             8.17
   9.36 - 12.47            935            7.4          10.48            567            10.48
  12.48 - 15.59            524            9.0          14.34            144            14.26
  15.60 - 18.71             11            8.8          15.90              2            15.94
  18.72 - 21.83             52            9.4          21.43             --               --
  21.84 - 24.95            116            9.6          23.11             --               --
  24.96 - 28.06             43            9.6          25.63             --               --
  28.07 - 31.18            611            9.7          31.13             --               --
                           ---            ---        --------           ---          -------
                         4,433            7.5        $  12.00         2,172          $  7.46
                         =====            ===        ========         =====          =======

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per share amounts)

8. STOCK OPTION PLANS  -- (Continued)

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plans. Had compensation cost for the Company's common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been the following pro forma amounts:




                                      Year Ended December 31,
                                ------------------------------------
                                   1996         1997         1998
                                ----------   ----------   ----------
Net income:
 As reported ................    $ 5,288      $ 8,733      $ 3,185
 Pro forma ..................      4,454        7,613        1,705
Basic net income per share:
 As reported ................        .22          .28          .10
 Pro forma ..................        .18          .24          .05
Diluted net income per share:
 As reported ................        .20          .26          .09
 Pro forma ..................        .17          .23          .05


     The fair value of the options granted is estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%, volatility of 50.0%-55.0%, risk-free interest rates of 4.5% to 8.0%, and expected lives of five to ten years. The above pro forma amounts may not be indicative of future amounts because option grants prior to January 1, 1995 have not been included and because future option grants are expected.

9. INCOME TAXES
     The income tax provision consists of the following:




                                  Year Ended December 31,
                             ----------------------------------
                               1996        1997         1998
                             --------   ----------   ----------
Current:
 State and local .........    $   79     $ 1,176      $  1,596
 Federal .................     1,536       4,317        10,089
                              ------     -------      --------
                               1,615       5,493        11,685
Deferred .................     1,105        (200)       (3,213)
                              ------     -------      --------
                              $2,720     $ 5,293      $  8,472
                              ======     =======      ========

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per share amounts)

9. INCOME TAXES  -- (Continued)

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:




                                                                  Year Ended December 31,
                                                            ------------------------------------
                                                               1996         1997         1998
                                                            ----------   ----------   ----------
Statutory federal income tax rate .......................   34.0%        35.0%        35.0%
State income taxes, net of federal benefit ..............    3.0          3.0          3.7
Non-deductible merger costs .............................     --           --         30.8
Impact of Signal and TLF "S" Corporation status .........   (8.0)        (4.9)        (4.4)
Other ...................................................    5.0          4.6          7.6
                                                            -----        -----        -----
                                                            34.0%        37.7%        72.7%
                                                            =====        =====        =====

     Signal and TLF were taxed as an "S" Corporation prior to their mergers with MedQuist. Accordingly, the former Signal and TLF shareholders were taxed individually on their companies' taxable income. Therefore, no tax provision is included in the accompanying financial statements related to Signal and TLF's net income prior to their mergers with the Company (see Note 1).


     At December 31, 1997, the tax bases of Signal's net assets approximated their reported amount for financial statement purposes. However, Signal and the Company elected to treat their merger as an asset purchase for income tax purposes. Accordingly, the Company recorded a deferred tax asset and an increase in additional paid-in capital of $5,052, which represents the tax effect of goodwill that was recorded for income tax purposes.


     The tax effected temporary differences that give rise to deferred income taxes are as follows:




                                              December 31,
                                      -----------------------------
                                           1997            1998
                                      -------------   -------------
Deferred tax asset:
 Restructuring accruals ...........     $     602       $   2,722
 Carryforwards ....................           338              --
 Accruals and reserves ............         2,237           3,716
                                        ---------       ---------
                                        $   3,177       $   6,438
                                        =========       =========
Deferred tax liability:
 Accumulated depreciation .........     $  (1,475)      $  (1,725)
 Accumulated amortization .........        (3,518)          1,124
 Deferred compensation ............           210             289
 Marketable security ..............            --            (315)
 Other ............................        (1,711)         (1,354)
                                        ---------       ---------
                                        $  (6,494)      $  (1,981)
                                        =========       =========


10. COMMITMENTS AND CONTINGENCIES


     Rent expense for operating leases was $5,053, $4,599 and $5,618 for the years ended December 31, 1996, 1997 and 1998, respectively. Minimum annual rental commitments for noncancelable operating leases having terms in excess of one year as of December 31, 1998, are as follows:

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per share amounts)

10. COMMITMENTS AND CONTINGENCIES  -- (Continued)


      1999.............................................   $  4,857
      2000.............................................      3,590
      2001.............................................      2,564
      2002.............................................      1,616
      2003.............................................        550
      2004.............................................         29
                                                          --------
                                                          $ 13,206
                                                          ========


     The Company has an employment agreement, as amended, with a former Chief Executive Officer who is currently a director of the Company. The agreement entitles this individual to receive retirement benefits of $75 per year for life plus certain other benefits, as defined. Included in other long-term liabilities is $544 and $457at December 31, 1997 and 1998, respectively, related to these retirement benefits. The employment agreement also requires the Company to loan the former Chief Executive Officer's estate the necessary funds to exercise any options owned by the individual at the time of his death.


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

11. EMPLOYEE BENEFIT PLANS

Savings Plan

     The Company offers a savings plan under section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute up to 15% of their compensation on a pre-tax basis. The Company matches 50% of participant's contribution, up to 5% of the participant's total compensation. Effective October 1, 1996, the Company's matching contribution is made in the form of the Company's common stock. The charge to operations for the Company's matching contributions was $63, $80 and $125 in 1996, 1997 and 1998, respectively. The Company issued approximately five thousand shares in both 1997 and 1998, in connection with the Company's matching contribution. The Company did not issue shares in 1996 in connection with the savings plan.

     MRC has two defined contribution 401(k) plans, covering substantially all employees. Eligible employees of MRC may contribute certain amounts of their annual compensation. During 1996, 1997 and 1998, MRC made matching contributions to the plans of $171,000, $117,000 and $114,000, respectively.

Stock Purchase Plan

     All full-time employees except those who own five percent or more of the voting stock of the Company are eligible to participate in the Company's Employee Stock Purchase Plan (SPP). The SPP provides that participants may authorize the Company to withhold up to 10% of their earnings for the purchase of the Company's common stock. The purchase price of the common stock is determined by the Compensation Committee but shall not be less than eighty-five percent of the fair market value of the common stock. Through the SPP, five and 15 shares of common stock have been purchased in 1997 and 1998, respectively. In connection with the SPP, the Company did not issue any shares in 1996.

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per share amounts)

12. QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)



                                                              Three Months Ended
Year Ended December 31, 1997:            -------------------------------------------------------------
                                            March 31        June 30       September 30     December 31
                                         -------------   -------------   --------------   ------------
Revenue ..............................     $  49,914       $  52,999       $  55,269       $  57,976
Income before income taxes ...........         3,283           4,557           4,632           1,554
Net income ...........................         2,058           2,931           2,910             834
Basic net income per share ...........          0.07            0.10            0.10            0.02
Diluted net income per share .........          0.06            0.09            0.09            0.02


                                                              Three Months Ended
Year Ended December 31, 1998:            -------------------------------------------------------------
                                            March 31        June 30       September 30     December 31
                                         -------------   -------------   --------------   ------------
Revenue ..............................     $  63,915       $  66,870       $  69,005        $ 71,865
Income before income taxes ...........         6,214           6,327           6,155          (7,039)
Net income ...........................         4,004           3,969           3,776          (8,564)
Basic net income per share ...........          0.12            0.12            0.12           (0.24)
Diluted net income per share .........          0.12            0.12            0.11           (0.24)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Medquist Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Medquist, Inc. and Subsidiaries included in this Registration Statement, and have issued our report thereon dated February 1, 1999. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The Schedule on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to auditing procedures applied in the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                /s/ Arthur Andersen LLP



Philadelphia, Pa.
February 1, 1999

                         MEDQUIST INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                             Balance at     Charged to         Charged to                       Balance at
                                              beginning      costs and           other                            end of
                                              of period      expenses           Accounts         Write-offs       Period
                                            ------------   ------------   -------------------   ------------   -----------
Allowance for doubtful accounts:
   Year ended December 31, 1996 .........      $ 1,040        $  409          $    (208) (a)       $  169        $ 1,072
   Year ended December 31, 1997 .........        1,072           812                 20               606          1,298
   Year ended December 31, 1998 .........        1,298         1,217                 --               241          2,274
Accrued restructuring costs:
   Year ended December 31, 1996 .........      $   347        $  644          $      --            $  121        $   870
   Year ended December 31, 1997 .........          870         2,075               (289) (b)          923          1,733
   Year ended December 31, 1998 .........        1,733         6,539                 --             1,497          6,775


------------
(a) Amount includes the addition of $64 relating to purchase accounting adjustment in connection with MRC's acquisition of Medical Records, Inc. offset by a write-off of $272 relating to MedQuist's discontinued operations.
(b) Reclassified to other long-term liabilities.

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

(c)       Reports on Form 8-K

          During the fourth quarter of 1998, the Company filed the following Reports on Form 8-K:

          Current Report on Form 8-K, dated December 15, 1998, regarding the completion of the acquisition of The MRC Group, Inc.

                                   SIGNATURES

          Pursuant to the requirements of the Section 13 or 15(d) Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Marlton, State of New Jersey, on March 26, 1999.


                        MedQuist Inc.


                        By /s/David A. Cohen
                           ---------------------------------------------------
                           David A. Cohen, President, Chief Executive Officer, Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons as of March 26, 1999.

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

    Bruce K. Anderson           Director

    William T. Carson, Jr.      Director

    John T. Casey               Director

    Richard J. Censits          Director

    James R. Emshoff            Director

    Terrence J. Mulligan        Director

    A. Fred Ruttenberg          Director

    R. Timothy Stack            Director

By: /s/ David A. Cohen
    -----------------------
        David A. Cohen
        Attorney-in-fact


---------------------------
    Edward L. Samek            Director


---------------------------
    Richard H. Stowe           Director

---------------------------
    John H. Underwood          Director

                                      -24-