Form 10-Q
period 1999-03-31
MEDQUIST INC
filed 1999-05-14
CIK 884497

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549

                                    Form 10-Q

                              --------------------

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                              --------------------

For the quarterly period ended March 31, 1999

                         Commission file number 0-19941


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


                                 (609) 596-8877
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 35,620,460 shares of common stock, no par value, as of May 12, 1999.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.           FINANCIAL INFORMATION                                                                   PAGE NO.
-------           ---------------------                                                                   --------
Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets at March 31, 1999 (Unaudited) and
                  December 31, 1998                                                                           1

                  Consolidated Statements of Income for the three months ended March 31, 1999
                  and 1998 (Unaudited)                                                                        2

                  Consolidated Statements of Cash Flows for the nine months ended March 31, 1999
                  and 1998 (Unaudited)                                                                        3

                  Notes to Consolidated Financial Statements (Unaudited)                                      4


Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations       8

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                  13

                  Special Note Concerning Forward Looking Statements                                         14

PART II. OTHER INFORMATION
-------  -----------------

Item 1.           Legal Proceedings                                                                          15

Item 2.           Changes in Securities                                                                      15

Item 3.           Defaults upon Senior Securities                                                            15

Item 4.           Submission of Matters to a Vote of Security Holders                                        15

Item 5.           Other Information                                                                          15

Item 6.           Exhibits and Reports on Form 8-K                                                           15

SIGNATURE                                                                                                    16
---------

                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  March 31,           December 31,
                                                                                    1999                  1998
                                                                                 ----------           -----------
                                                                                (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                       $23,849              $15,936
    Accounts receivable, net of allowance  of $3,560 and $2,274                    56,718               52,477
    Prepaid expenses and other current assets                                       6,864                6,671
                                                                                 --------              -------
       Total current assets                                                        87,431               75,084

Property and equipment - net                                                       26,827               27,022

Other assets                                                                        2,611                2,989

Intangible assets - net                                                            81,465               82,216
                                                                                 --------              -------

                                                                                 $198,344             $187,311
                                                                                 ========             ========

Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                                              $ 314              $ 2,372
     Accounts payable                                                               3,851                5,010
     Accrued expenses                                                              29,233               25,850
                                                                                 --------              -------
       Total current liabilities                                                   33,398               33,232

Long-term debt                                                                        115                  215

Other liabilities                                                                     649                  697

Deferred income taxes                                                                 871                1,981


Shareholders' equity:
     Common stock, no par value, 60,000 shares authorized,
         33,662 and 33,258  issued and  outstanding                                   --                   --
     Additional paid-in capital                                                   140,421              136,603
     Retained earnings                                                             22,771               14,536
     Unrealized gain on marketable security                                           585                  585
     Deferred Compensation                                                           (476)                (538)
                                                                                 --------              -------
       Total shareholders' equity                                                 163,301              151,186
                                                                                 --------              -------
                                                                                 $198,334             $187,311
                                                                                 ========             ========



          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (Amounts in thousands, except per share amounts)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        -------------------------
                                                                                        1999                 1998
                                                                                        -----                ----
Revenue                                                                              $75,657              $63,915
                                                                                     --------             -------

Costs and expenses:
  Cost of revenue                                                                      56,882               49,740
  Selling, general and administrative                                                   3,314                3,990
  Depreciation                                                                          2,602                2,982
  Amortization of intangible assets                                                       952                  924
                                                                                      -------             --------
      Total operating expenses                                                         63,750               57,636
                                                                                      -------             --------
Operating income                                                                       11,907                6,279
Other income (expense):
    Interest income                                                                       165                   --
    Interest expense                                                                      (81)                 (65)
                                                                                      -------             --------
    Total other income (expense)                                                           84                  (65)
                                                                                      -------             --------
Income before income taxes                                                             11,991                6,214
Income tax provision                                                                    4,934                2,210
                                                                                      -------             --------
Net income                                                                             $7,057              $ 4,004
                                                                                       ======              =======

Basic net income per common share                                                      $ 0.21               $ 0.12
                                                                                       ======               ======

Diluted net income per common share                                                    $ 0.20               $ 0.12
                                                                                       ======               ======


          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                                ---------------------
                                                                                                1999             1998
                                                                                                ----             ----
Operating activities:
     Net income                                                                               $7,057           $4,004
     Adjustments to reconcile net income to net cash  provided by operating activities:
     Depreciation and amortization                                                             3,554            3,906
     Changes in assets and liabilities:
     Accounts receivable, net                                                                 (3,702)             731

     Prepaid expenses and other current assets                                                  (113)             228

     Other assets                                                                                379              103
     Accounts payable                                                                         (1,159)            (556)
     Accrued payroll                                                                          (1,321)          (2,424)
     Accrued expenses                                                                          5,028            7,142
     Other liabilities                                                                           (48)            (171)
                                                                                             -------          --------
         Net cash provided by operating activities                                             9,675           12,963
                                                                                             -------          --------
Investing activities:
     Purchases of property and equipment, net                                                 (2,346)          (3,428)
     Sale of investments, net                                                                     --            1,026
     Cash acquired in business acquisition                                                       350              ---
     Acquisitions, net of cash acquired                                                           --           (2,990)
                                                                                             -------          --------
       Net cash used in investing activities                                                  (1,996)          (5,392)
                                                                                             -------          --------

Financing activities:
     Repayments of long-term debt                                                             (2,158)          (4,508)
     Proceeds from the exercise of common stock options                                        2,392              925
     Dividends to former shareholders                                                             --             (319)
                                                                                                  --            -----

       Net cash used in financing activities                                                     234           (3,902)
                                                                                             -------          --------

Net increase in cash and cash equivalents                                                      7,913            3,669

Cash and cash equivalents, beginning of period                                                15,936           14,489
                                                                                             -------          --------

Cash and cash equivalents, end of period                                                     $23,849          $18,158
                                                                                             =======          =======

Supplemental disclosure of cash flow information:
     Cash paid during period for:
       Interest                                                                               $ 73            $ 217
                                                                                              ======          =====
       Income taxes                                                                           $ 848           $ 958
                                                                                              ======          =====



          See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
                         ------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                     Three Month Period Ended March 31, 1999
                     ---------------------------------------
          (Unaudited - dollars in thousands, except per share amounts)


Note 1.  Basis of Presentation

         The information set forth in these statements is unaudited. The information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. (the "Company"), and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended March 31, 1999 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

         From 1995 through March 31, 1999, MedQuist completed 19 acquisitions, of which 13 were accounted for as purchase transactions and six were accounted for as pooling of interests (see Note 2). The pooling of interests transactions, all of which occurred in 1998 and 1999, include the acquisitions of Digital Dictation, Inc. ("DDI"), Signal Transcription Network, Inc. ("Signal"), Transcriptions Ltd. of Florida, Inc. ("TLF") and The MRC Group, Inc. ("MRC") which were material and required restatement of the Company's financial statements. Accordingly, the accompanying financial statements have been restated to reflect these acquisitions accounted for under the pooling of interests method.

         In December 1998, the Company's board of directors approved management's restructuring plan associated with the MRC merger. Costs associated with the plan of approximately $6,539 have been recognized in 1998 in accordance with Emerging Issues Task Force ("EIFT") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as follows:

         Non-cancelable leases...................................       $ 3,835
         Severance...............................................         1,618
         Non-cancelable contracts and other exist costs..........         1,086
                                                                        -------
                                                                        $ 6,539
                                                                          =====

         The plan relates primarily to the closure of several redundant customer service centers as well as certain corporate offices in order to improve operating efficiencies. The Company expects to complete the plan in 1999. The severance costs are attributable to 41 individuals from various levels of operational and senior management. As of March 31, 1999, $946 of severance had been paid and $426 of other restructuring costs had been paid. The consolidated balance sheet at March 31, 1999 reflects $5,168 in accrued expenses related to the 1998 restructuring charge.

         In 1997, MRC approved a separate management plan to close and/or merge several redundant customer service centers in order to further reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to non-cancelable leases, the disposition of fixed assets and employee severance costs. Costs associated with the plan of approximately $2,075 were recognized in 1997 in accordance with EITF 94-3. Included in this amount was approximately $705 for the disposal of assets and approximately $800 in severance and employee contract buy outs. The balance was primarily related to non-cancelable lease costs. The severance costs were attributable to eight individuals from various levels of operational and senior management. At March 31, 1999 approximately $1,057 related to MRC's restructuring charge is included in accrued expenses.

Note 2.  Acquisitions
---------------------

         During 1998, MedQuist completed one acquisition accounted for using the purchase method and one immaterial acquisition accounted for using the pooling-of-interest method. Pro forma information is not presented as the acquisitions were not material to MedQuist.

         In May 1998, MedQuist completed the acquisition of Digital Dictation, Inc. issuing 912 shares in exchange for all DDI shares. The acquisition was accounted for using the pooling of interests method of accounting. Accordingly, MedQuist's historical financial statements were retroactively restated to reflect the combination with Digital Dictation, Inc.

         In August 1998, MedQuist completed the acquisition of Signal Transcription Network, Inc., issuing 619 shares of its common stock and approximately $1,400 in cash to a dissenting Signal stockholder in exchange for all Signal capital stock. The acquisition was accounted for using the pooling of interests method of accounting. Accordingly, MedQuist's historical financial statements have been restated to reflect the combination with Signal Transcription Network, Inc. Signal and MedQuist elected to treat their merger as an asset purchase for income tax purposes.

         In November 1998, MedQuist completed the acquisition of Transcriptions, Ltd. of Florida issuing 800 shares of its common stock for all Transcriptions, Ltd. of Florida capital stock. The acquisition was accounted for using the pooling of interests method of accounting. Accordingly, MedQuist's consolidated financial statements have been restated to reflect the combination with Transcriptions Ltd. of Florida.

         On December 10, 1998, MedQuist completed the acquisition of The MRC Group, Inc. Pursuant to the agreement, each share of MRC common stock and each share of MRC preferred stock on as as-converted basis was exchanged for 0.5163 shares of MedQuist common stock. In total, MedQuist issued 8,662 shares of its common stock to the former MRC option holders and options to purchase an aggregate of 1,543 shares to the former MRC option holders. The MRC merger was accounted for as a pooling of interests. Accordingly, MedQuist's consolidated financial statements have been restated to reflect the merger with MRC.

         During the three months ended March 31, 1999, MedQuist completed one immaterial acquisition accounted for using the pooling of interest method. Pro Forma information is not presented as the acquisition is not material.

         On April 12, 1999 MedQuist signed a definitive agreement to purchase the assets of the medical transcription unit of Lanier Professional Services, Inc. For the Fiscal year end June 30, 1998, the medical transcription unit of Lanier Professional Services, Inc. had revenues of approximately $25 million. MedQuist expects to complete the acquisition in the second quarter of 1999.

Note 3.  Net Income Per Common Share
         ---------------------------

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

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

                                                            Three Months Ended March 31,
                                 ---------------------------------------------------------------------------------
                                                  1999                                       1998
                                 -------------------------------------      --------------------------------------
                                   Net                       Per Share       Net                        Per Share
                                 Income          Shares       Amount        Income           Shares      Amount
                                 -------         ------      ----------     ------           ------     ---------
Basic                            $7,057          33,507        $0.21        $4,004           32,518       $0.12

Effect of dilutive
  Securities                         --           1,853        (0.01)           --            1,674         --
                                 ------          ------        ------       ------           -------      ------


Diluted                          $7,057          35,360        $ 0.20       $4,004           34,192        $0.12
                                 ======          ------        ======       ======           ------        =====

Note 4.  New Accounting Pronouncement
-------------------------------------

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

Note 5.  Shareholders' Equity
-----------------------------

         On June 15, 1998, the Company effected a two for one stock split for all shares of common stock. All share and per share amounts have been restated for the stock split.

         On April 29, 1999, the Securities and Exchange Commission declared effective a registration statement relating to the sale of 4,493 shares of MedQuist common stock at a price of $33.625 per share. Of the 4,493 shares offered, 800 were sold by MedQuist and 3,693 were sold by existing shareholders. The net proceeds of the 800 shares issued by MedQuist will be used for working capital and general corporate purposes, including acquisitions.

         On May 12, 1999, the underwriters exercised the overallotment option for the purchase of 505 shares of MedQuist's common stock at the offering price of $33.625 per share. The net proceeds of the overallotment exercise will be used for working capital and general corporate purposes, including acquisitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

         We are the leading national provider of medical transcription services, a key component in the provision of healthcare services. Our fees are based primarily on contracted rates with our customers. We recognize revenue when we render services and deliver reports to our customers. Cost of revenue consists of all direct costs associated with providing transcription related services, including payroll, telecommunications, repairs and maintenance, rent and other direct costs. Most of our cost of revenue is variable. Selling, general and administrative expenses include costs associated with our senior executive management, marketing, accounting, legal and other administrative functions. Selling, general and administrative expenses are mostly fixed, but include certain variable components.

Results of Operations
---------------------

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Operations as a percentage of net revenue:

                                                     Three Months Ended
                                                           March 31,
                                                     ------------------
                                                     1999          1998
                                                     ----          ----
Revenue                                             100.0%        100.0%
Costs and expenses:
  Cost of revenue...........................         75.2          77.8
  Selling, general and administrative.......          4.4           6.2
  Depreciation..............................          3.4           4.7
  Amortization of intangible assets.........          1.3           1.5
                                                     ----           ---
 Operating income...........................         15.7           9.8
Other income (expense)......................          0.1          (0.1)
                                                      ---         -----
Income before income taxes..................         15.8           9.7
Income tax provision........................          6.5           3.5
                                                      ---           ---
Net income .................................          9.3%          6.2%
                                                      ===           ===



Revenue. Revenue increased 18.4% from $63.9 million for the three months ended March 31, 1998 to $75.7 million for the comparable 1999 period. The $11.8 million increase reflected approximately $11.4 million of additional revenues generated from new and existing clients, and $400,000 of revenues from 1998 acquisitions accounted for a purchase transactions.

Cost of Revenue. Cost of revenue increased 14.5% from $49.7 million for the three months ended March 31, 1998 to $56.9 million for the comparable 1999 period and was directly related to the increase in revenue. As a percentage of revenues, cost of revenues decreased from 77.8% in the first quarter of 1998 to 75.2% for the comparable 1999 period. The percentage decrease in cost of revenues primarily resulted from cost reductions associated from eliminating excess operational administrative support areas of MedQuist and MRC, and the consolidation of duplicative facilities.

Selling, General and Administrative. Selling, general and administrative expenses decreased 17.5% from $4.0 million for the three months ended March 31, 1998 to $3.3 million for the comparable 1999 period. As a percentage of revenues, selling, general and administrative expenses decreased from 6.2% in the first quarter of 1998 to 3.4% for the comparable 1999 period. The decrease was due primarily to administrative staff reductions made in association with the merger with MRC, and our ability to spread the fixed portion of our overhead over a larger revenue base.

Depreciation. Depreciation expense decreased 12.7% from $3.0 million for the three months ended March 31, 1998 to $2.6 million for the comparable 1999 period. As a percentage of revenues, depreciation decreased from 4.7% in the first quarter of 1998 to 3.7% for the comparable period in 1999. The decrease resulted from certain capital assets becoming fully depreciated late in 1998.

Amortization. Amortization of intangible assets was $924,000 for the three months ended March 31, 1998 as compared to $952,000 for the comparable 1999 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions which were accounted for using the purchase method in 1998.

Interest. We had interest expense of $65,000 for the three months ended March 31, 1998 and interest income of $84,000 for the comparable 1999 period.

Restructuring Charges. In December 1998, our board of directors approved a restructuring plan associated with the MRC acquisition. In connection with the plan, we recorded a $6.5 million charge, of which $3.8 million related to non-cancelable lease obligations on duplicate facilities, $1.6 million related to employee severance and $1.1 million related to contract cancellations and other exist costs. We expect to complete the restructuring in 1999. As of March 31, 1999, $946,000 of the employee severance and $426,000 in other restructuring costs had been paid. At March 31, 1999, $5.2 million was included in accrued expenses related to the restructuring.

In 1997, MRC incurred a restructuring charge of $2.1 million related to the closure and consolidation of less profitable or redundant client service centers and other non-recurring acquisition and integration costs incurred in connection with MRC's acquisition of Medical Records Corp. As of March 31, 1999, $1.1 million related to closed facility leases remained in accrued expenses.

Liquidity and Capital Resources
-------------------------------

         At March 31, 1999, we had working capital of $54.0 million, including $23.8 million of cash and cash equivalents, and no outstanding bank debt. During the three months ended March 31, 1999, our operating activities provided cash of $9.7 million and during the three months ended March 31, 1998 our operating activities provided cash of $13.0 million. The decrease is primarily due to increased accounts receivable and less of an increase in accrued expenses, partially offset by increased net income in 1999.

         During the three months ended March 31, 1999, we used cash for investing activities of $2.0 million, consisting primarily of $2.3 million of capital expenditures, partially offset by $350,000 in cash acquired in an acquisition. During the three months ended March 31, 1998, we used cash for investing activities of $5.4 million, consisting primarily of $3.4 million of capital expenditures, $3.0 million for the acquisition of three transcription businesses accounted for under the purchase method partially offset by $1.0 million in cash received from sales of short-term investments.

         During the three months ended March 31, 1999, cash provided by financing activities was $234,000 consisting primarily of $2.1 million of debt repayments, offset by $2.4 million in proceeds from the issuance of common stock, including option and warrant exercises and sales in connection with employee benefit plans. During the three months ended March 31, 1998, cash used in financing activities was $3.9 million, consisting primarily of $4.5 million of debt repayments, and $319,000 of shareholder distributions to former stockholders of acquired S-corporations, offset by $925,000 in proceeds from the issuance of common stock, including option and warrant exercises and sales in connection with employee benefit plans.

         On April 29, 1999, the Securities and Exchange Commission declared effective a registration statement relating to the sale of 4.5 million shares of MedQuist common stock at a price of $33.625 per share. Of the 4.5 million shares offered, 800,000 were sold by MedQuist and 3.7 million were sold by existing shareholders. The net proceeds of the 800,000 shares issued by MedQuist will be used for working capital and general corporate purposes, including acquisitions.

         On May 12, 1999, the underwriters exercised the overallotment option for the purchase of 505,000 shares of MedQuist common stock at the offering price of $33.625 per share. The net proceeds of the overallotment exercise will be used for working capital and general corporate purposes, including acquisitions.

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

         We can use the Chase facility for working capital and general corporate purposes. If any amounts under the Chase facility are repaid, other than acquisition term loans, we may reborrow such amounts. The Chase facility includes financial and other covenants applicable to us, including limitations on capital expenditures and dividends. As of March 31, 1999, we had no outstanding borrowings under the Chase facility.

         We believe that cash flow generated from operations and borrowing capacity under the Chase facility will be sufficient to meet out current working capital and capital expenditure requirements.


Year 2000 Compliance
--------------------

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         We generally do not use derivative financial instruments in our investment portfolio. We make investments in instruments that meet credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, and type of instrument. We do not expect any material loss with respect to our investment portfolio.

         The following table provides information about our investment portfolio at March 31, 1999. For investment securities, the table presents principal amounts and related weighted average interest rates (dollars in thousands).

Cash and cash equivalents                   $23,849
  Average interest rate                         4.0%
Warrant investment                         $    900
  Average interest rate                        ---
Total portfolio                             $24,749
  Weighted average interest rate                3.8%

The majority of our debt obligations were repaid in February 1998. Remaining obligations consist primarily of relatively insignificant capital lease obligations that mature through 2002.

Special Note Concerning Forward Looking Statements
--------------------------------------------------

         Some of the information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements include forward-looking language such as "will likely result," "may," "are expected to," "is anticipated," "estimated," "projected," "intends to," or other similar words. Our actual results are likely to differ, and could differ materially, from the results expressed in, or implied by, these forward-looking statements. There are many factors that could cause these forward-looking statements to be incorrect, including but not limited to the following risks: risks associated with (1) our ability to recruit and retain qualified transcriptionists; (2) acquisitions; (3) dependence on our senior management team; (4) the impact of new services or products on the demand for our services; (5) our dependence on a single line of business; (6) our ability to expand our customer base; (7) our ability to maintain our current growth rate in revenue and earnings; (8) the volatility of our stock price; (9) our ability to compete with others; (10) changes in law infringement on the proprietary rights of others; (12) our failure to comply with confidentiality requirements; (13) our customers' and suppliers' failure to be Year 2000 compliant; and (14) our various anti-takeover protections. When considering these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this prospectus, and should recognize that those forward-looking statements speak only as of the date made. MedQuist does not undertake any obligation to update any forward-looking statement included in this Form 10-Q.

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


Item 1. - Legal Proceedings                                     - Not Applicable

Item 2. - Changes in Securities and Use of Proceeds             - Not Applicable

Item 3. - Default upon Senior Securities                        - Not Applicable

Item 4. - Submission of Matters to a Vote of Security Holders   - Not Applicable

Item 5. - Other Information                                      -Not Applicable

Item 6. - Exhibits and Reports on Form 8-K

          Exhibits:

             Financial Data Schedule                                        27.0

             Reports on Form 8-K were filed on the following dates during the quarter for which this report is filed:


          File Date         Item Reported
          ---------         -------------

          March 25, 1999    Filing of registration statement on Form S-3

          March 1, 1999     Filing of supplemental consolidated financial
                            statements relating to acquisition of The MRC Group, Inc. and Transcriptions, Ltd. of Florida, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    MedQuist Inc.
                                                    Registrant

Date: May 13, 1999
                                                    By:  /s/ John R. Emery
                                                         -----------------------
                                                         John R. Emery
                                                         Chief Financial Officer