Form 10-Q
period 1999-06-30
MEDQUIST INC
filed 1999-08-13
CIK 884497

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                              --------------------

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                              --------------------

For the quarterly period                                  Commission file number
ended June 30, 1999                                       0-19941


                                  MedQuist Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                              22-2531298
-------------------------------                              -------------------
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


                          -----------------------------
                     (Former name, former address and former
                       fiscal year, if changed since last
                                    report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_    No___

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 35,877,457 shares of common stock, no par value, as of August 10, 1999.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q




PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at June 30, 1999 (Unaudited) and
         December 31, 1998                                                     1

         Consolidated Statements of Income for the six months ended
         June 30, 1999 and 1998 (Unaudited)                                    2

         Consolidated Statements of Income for the three months ended
         June 30, 1999 and 1998 (Unaudited)                                    3

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1999 and 1998 (Unaudited)                                    4

         Notes to Consolidated Financial Statements (Unaudited)                5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk            15

         Special Note Concerning Forward Looking Statements                   16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities                                                16

Item 3.  Defaults upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

SIGNATURE                                                                     18

                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                  June 30,           December 31,
                                                                                    1999                  1998
                                                                                  --------           ------------
                                                                                 (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                        $54,941              $15,936
    Accounts receivable, net of allowance  of $4,885 and $2,274                     63,718               52,477
    Prepaid expenses and other current assets                                        7,534                6,671
                                                                                   -------             --------
       Total current assets                                                        126,193               75,084

Property and equipment - net                                                        28,564               27,022

Other assets                                                                         2,143                2,989

Intangible assets - net                                                            110,600               82,216
                                                                                ----------             --------

                                                                                 $ 267,500             $187,311
                                                                                ==========             ========

Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                                               $ 240              $ 2,372
     Accounts payable                                                                4,072                5,010
     Accrued expenses                                                               41,897               25,850
                                                                                ----------             --------
       Total current liabilities                                                    46,209               33,232

Long-term debt                                                                          99                  215

Other liabilities                                                                      531                  697

Deferred income taxes                                                                  745                1,981


Shareholders' equity:
     Common stock, no par value, 60,000 shares authorized,
         33,662 and 33,258  issued and  outstanding                                     --                   --
     Additional paid-in capital                                                    188,333              136,603
     Retained earnings                                                              31,646               14,536
     Unrealized gain on marketable security                                            351                  585
     Deferred compensation                                                            (414)                (538)
                                                                                ----------             --------
       Total shareholders' equity                                                  219,916              151,186
                                                                                ----------             --------
                                                                                  $267,500             $187,311
                                                                                ==========             ========




          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (Amounts in thousands, except per share amounts)

                                                                                          SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                    ------------------------------
                                                                                       1999                1998
                                                                                       -----               ----

Revenue                                                                              $155,641             $130,784
                                                                                    ---------             --------

Costs and expenses:
  Cost of revenue                                                                     115,685              101,435
  Selling, general and administrative                                                   6,158                8,052
  Depreciation                                                                          5,489                6,155
  Amortization of intangible assets                                                     2,034                1,858
  Non-recurring transaction costs                                                          --                  750
                                                                                      -------              -------
      Total operating expenses                                                        129,366              118,250
                                                                                      -------              -------

Operating income                                                                       26,275               12,534
Other income (expense):
    Gain on sale of securities                                                            309                   --
    Interest  income                                                                      450                    7
                                                                                           --                   --
Income before income taxes                                                             27,034               12,541
Income tax provision                                                                   11,102                4,568
                                                                                      -------            ---------
Net income                                                                            $15,932             $  7,973
                                                                                      =======            =========

Basic net income per common share                                                      $ 0.46               $ 0.24
                                                                                       ======            =========

Diluted net income per common share                                                    $ 0.44               $ 0.23
                                                                                       ======            =========




          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (Amounts in thousands, except per share amounts)



                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     -----------------------------
                                                                                       1999                 1998
                                                                                       -----                ----

Revenue                                                                               $79,983              $66,870
                                                                                     --------              -------

Costs and expenses:
  Cost of revenue                                                                      58,803               51,697
  Selling, general and administrative                                                   2,845                4,062
  Depreciation                                                                          2,886                3,173
  Amortization of intangible assets                                                     1,081                  934
  Non-Recurring Transaction Costs                                                          --                  750
                                                                                     --------              -------
      Total Operating Expenses                                                         65,615               60,616
                                                                                     --------              -------

Operating income                                                                       14,368                6,254
Other income (expense):
    Gain on Sale of Securities                                                            309                   --
    Interest                                                                              366                   73
                                                                                     --------              -------
Income before income taxes                                                             15,043                6,327
Income tax provision                                                                    6,168                2,358
                                                                                     --------              -------
Net income                                                                             $8,875              $ 3,969
                                                                                     ========              =======

Basic net income per common share                                                      $ 0.25               $ 0.12
                                                                                     ========              =======

Diluted net income per common share                                                    $ 0.24               $ 0.12
                                                                                     ========              =======


          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30
                                                                                                ---------------------
                                                                                                1999             1998
                                                                                                ----             ----

Operating activities:
     Net income                                                                              $15,932           $7,973
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                             7,523            8,013
     Gain on sale of securities                                                                 (309)              --
     Changes in assets and liabilities:
        Accounts receivable, net                                                              (5,970)
                                                                                                               (1,831)
        Prepaid expenses and other current assets                                               (670)
                                                                                                                 (164)
        Other assets                                                                             487             (291)
        Accounts payable                                                                        (938)            (208)
        Accrued payroll                                                                        5,496           (3,392)
        Accrued expenses                                                                       8,676            6,654
        Other liabilities                                                                       (166)            (192)
                                                                                              ------          -------
        Net cash provided by operating activities                                             30,061           16,562
                                                                                              ------          -------

Investing activities:
     Purchases of property and equipment, net                                                 (5,630)          (6,662)
     Purchase of investments                                                                    (472)              --
     Sale of investments, net                                                                     --            2,012
     Proceeds from sale of securities                                                            781               --
     Acquisitions, net of cash acquired                                                      (33,734)          (2,977)
                                                                                            --------          -------
     Net cash used in investing activities                                                   (39,055)          (7,627)
                                                                                            --------          -------

Financing activities:
     Repayments of long-term debt                                                             (2,248)          (5,473)
     Proceeds from common stock offering                                                      41,823              ---
     Proceeds from the exercise of common stock options and warrants                           8,424            2,941
     Dividends to former shareholders                                                             --             (765)
                                                                                            --------          -------
     Net cash provided by (used in) financing activities                                      47,999           (3,297)
                                                                                            --------          -------

Net increase in cash and cash equivalents                                                     39,005            5,638

Cash and cash equivalents, beginning of period                                                15,936           14,489
                                                                                            --------          -------

Cash and cash equivalents, end of period                                                    $ 54,941          $20,127
                                                                                            ========          =======

Supplemental disclosure of cash flow information:
     Cash paid during period for:
       Interest                                                                             $     92          $   486
                                                                                            ========          =======
       Income taxes                                                                         $  2,436          $ 3,960
                                                                                            ========          =======


          See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999
          (Unaudited - dollars in thousands, except per share amounts)


Note 1.  Basis of Presentation

         The information set forth in these statements is unaudited. The information reflects all adjustments, that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. (the "Company"), and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended June 30, 1999 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

         From 1995 through June 30, 1999, MedQuist completed 20 acquisitions, of which 14 were accounted for as purchase transactions and six were accounted for as pooling of interests (see Note 2). The pooling of interests transactions, all of which occurred in 1998 and 1999, include the acquisitions of Digital Dictation, Inc. ("DDI"), Signal Transcription Network, Inc. ("Signal"), Transcriptions Ltd. of Florida, Inc. ("TLF") and The MRC Group, Inc. ("MRC") which were material and required restatement of the Company's financial statements. Accordingly, the accompanying financial statements have been restated to reflect these acquisitions accounted for under the pooling of interests method.

         In December 1998, the Company's board of directors approved management's restructuring plan associated with the MRC merger. Costs associated with the plan of approximately $6,539 were recognized in 1998 in accordance with Emerging Issues Task Force ("EIFT") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as follows:

         Non-cancelable leases................................        $ 3,835
         Severance............................................          1,618
         Non-cancelable contracts and other exist costs.......          1,086
                                                                      -------
                                                                      $ 6,539
                                                                      =======

         The plan relates primarily to the closure of several redundant customer service centers as well as certain corporate offices in order to improve operating efficiencies. The Company expects to complete the plan in 1999. The severance costs are attributable to 41 individuals from various levels of operational and senior management. As of June 30, 1999, $1,087 of severance had been paid and $459 of other restructuring costs had been paid. The consolidated balance sheet at June 30, 1999 reflects $4,993 in accrued expenses related to the 1998 restructuring charge.

         In 1997, MRC approved a separate management plan to close and/or merge several redundant customer service centers in order to further reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to non-cancelable leases, the disposition of fixed assets and employee severance costs. Costs associated with the plan of approximately $2,075 were recognized in 1997 in accordance with EITF 94-3. Included in this amount was approximately $705 for the disposal of assets and approximately $800 in severance and employee contract buy outs. The balance was primarily related to non-cancelable lease costs. The severance costs were attributable to eight individuals from various levels of operational and senior management. At June 30, 1999 approximately $1,040 related to MRC's restructuring charge is included in accrued expenses.

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

         In Feburary 1999, MedQuist completed one immaterial acquisition accounted for using the pooling of interest method. Pro Forma information is not presented as the acquisition is not material.

         On May 31, 1999 MedQuist completed the purchase of the assets of the medical transcription unit of Lanier Professional Services, Inc. For the Fiscal year end June 30, 1998, the medical transcription unit of Lanier Professional Services, Inc. had revenues of approximately $25 million.

Note 3.  Net Income Per Common Share


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

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:


                                                               Three Months Ended June 30,
                                   --------------------------------------------------------------------------------
                                                   1999                                       1998
                                   ------------------------------------      --------------------------------------
                                   Net                       Per Share        Net                        Per Share
                                  Income         Shares       Amount         Income          Shares       Amount
                                  ------         ------       ------         ------          ------       ------

Basic                              $8,875        35,071        $ 0.25       $3,969           32,793        $0.12

Effect of dilutive
  Securities                           --         1,628         (0.01)           --           1,836           --
                                   ------        ------        ------        ------          ------        -----

Diluted                            $8,875        36,699        $ 0.24        $3,969          34,629        $0.12
                                   ======        ======        ======        ======          ======        =====


                                                               Six Months Ended June 30,
                                  ---------------------------------------------------------------------------------
                                                  1999                                        1998
                                  -------------------------------------      --------------------------------------
                                   Net                       Per Share       Net                          Per Share
                                 Income          Shares       Amount        Income           Shares        Amount
                                 ------          ------       ------        ------           ------        ------

Basic                              $15,932       34,361         $0.46        $7,973          32,661         $0.24

Effect of dilutive
  Securities                            --        1,746         (0.02)           --           1,780           (01)
                                   -------       ------        ------        ------          ------         -----

Diluted                            $15,932       36,107        $ 0.44        $7,973          34,441         $0.23
                                   =======       ======        ======        ======          =======        =====


Note 4.  Shareholders' Equity

         On June 15, 1998, the Company effected a two for one stock split for all shares of common stock. All share and per share amounts have been restated for the stock split.

         On April 29, 1999, the Securities and Exchange Commission declared effective a registration statement relating to the sale of 4,493 shares of MedQuist common stock at a price of $33.625 per share. Of the 4,493 shares offered, 800 were sold by MedQuist and 3,693 were sold by existing shareholders. The net proceeds of the 800 shares sold by MedQuist totaled $25,604, net of underwritting commissions and offering expenses.

         On May 12, 1999, the underwriters exercised their overallotment option for the purchase of 505 shares of common stock from the Company at the offering price of $33.625 per share. The net proceeds of the overallotment option totaled $16,217.

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

Results of Operations

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Operations as a percentage of net revenue:

                                                        Six Months Ended                     Three Months Ended
                                                            June 30,                               June 30
                                                      --------------------              -------------------------------
                                                   1999               1998                  1999           1998
                                                   ----               ----                  ----           ----
Revenue                                            100.0%            100.0%                   100%            100%
Costs and expenses:
  Cost of revenue...........................        74.3              77.6                   73.5            77.3
  Selling, general and administrative.......         4.0               6.2                    3.6             6.1
  Depreciation..............................         3.5               4.7                    3.6             4.8
  Amortization of intangible assets.........         1.3               1.4                    1.4             1.4
  Non-recurring transaction costs                      _               0.6                      -             1.1
                                                    ----              ----                   ----             ---
  Operating income..........................        16.9               9.5                   17.9             9.3
Other income (expense)......................         0.5                 _                    0.8             0.1
                                                     ---              ----                    ---             ---
Income before income taxes..................        17.4               9.5                   18.7             9.4
Income tax provision........................         7.1               3.5                    7.7             3.5
                                                   -----               ---                    ---             ---
Net income .................................        10.3%              6.0%                  11.0%            5.9%
                                                    ====               ===                   ====            ====



Revenue. Revenue increased 19.6% from $66.9 million for the three months ended June 30, 1998 to $80.0 million for the comparable 1999 period. The $13.1 million increase reflected approximately $10.5 million of additional revenues generated from new and existing clients, and $2.6 million of revenues from 1998 and 1999 acquisitions accounted for as purchase transactions.

Cost of Revenue. Cost of revenue increased 13.7% from $51.7 million for the three months ended June 30, 1998 to $58.8 million for the comparable 1999 period and was directly related to the increase in revenue. As a percentage of revenues, cost of revenues decreased from 77.3% in the second quarter of 1998 to 73.5% for the comparable 1999 period. The percentage decrease in cost of revenues primarily resulted from cost reductions associated from eliminating excess operational administrative support areas of MedQuist and MRC, and the consolidation of duplicative facilities.

Selling, General and Administrative. Selling, general and administrative expenses decreased 31.7% from $4.1 million for the three months ended June 30, 1998 to $2.8 million for the comparable 1999 period. As a percentage of revenues, selling, general and administrative expenses decreased from 6.1% in the second quarter of 1998 to 3.6% for the comparable 1999 period. The decrease was due primarily to administrative staff reductions made in association with the merger with MRC, and our ability to spread the fixed portion of our overhead over a larger revenue base.

Depreciation. Depreciation expense decreased 9.0% from $3.2 million for the three months ended June 30, 1998 to $2.9 million for the comparable 1999 period. As a percentage of revenues, depreciation decreased from 4.8% in the second quarter of 1998 to 3.6% for the comparable period in 1999. The decrease resulted from certain capital assets becoming fully depreciated late in 1998.

Amortization. Amortization of intangible assets was $934,000 for the three months ended June 30, 1998 as compared to $1.1 million for the comparable 1999 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions which were accounted for using the purchase method in 1998 and 1999.

Interest. We had interest income of $73,000 for the three months ended June 30, 1998 and interest income of $366,000 for the comparable 1999 period.

Restructuring Charges. In December 1998, our board of directors approved a restructuring plan associated with the MRC acquisition. In connection with the plan, we recorded a $6.5 million charge, of which $3.8 million related to non-cancelable lease obligations on duplicate facilities, $1.6 million related to employee severance and $1.1 million related to contract cancellations and other exist costs. We expect to complete the restructuring in 1999. As of June 30, 1999, $1.1 million of the employee severance and $459,000 in other restructuring costs had been paid. At June 30, 1999, $5.0 million was included in accrued expenses related to the restructuring.

In 1997, MRC incurred a restructuring charge of $2.1 million related to the closure and consolidation of less profitable or redundant client service centers and other non-recurring acquisition and integration costs incurred in connection with MRC's acquisition of Medical Records Corp. As of June 30, 1999, $1.0 million related to closed facility leases remained in accrued expenses.

Liquidity and Capital Resources

         At June 30, 1999, we had working capital of $80.0 million, including $54.9 million of cash and cash equivalents, and no outstanding bank debt. During the six months ended June 30, 1999, our operating activities provided cash of $30.1 million and during the six months ended June 30, 1998 our operating activities provided cash of $16.6 million. The increase is primarily due to increased net income in 1999, an increase in accrued expenses, partially offset by an increase in accounts receivable.

         During the six months ended June 30, 1999, we used cash for investing activities of $39.1 million, consisting primarily of $5.6 million of capital expenditures and $33.8 million for acquisitions accounted for under the purchase method net of cash acquired in acquisitions. We expect to pay approximately $1.3 million in additional purchase price for the Lanier acquisition, related to a net asset adjustment which will be finalized by August 31, 1999. The $1.3 million has been accrued through purchase accounting and is reflected in accrued expenses on the balance sheet at June 30, 1999. During the six months ended June 30, 1998, we used cash for investing activities of $7.6 million, consisting primarily of $6.6 million of capital expenditures, $3.0 million for the acquisition of three transcription businesses accounted for under the purchase method partially offset by $2.0 million in cash received from sales of short-term investments.

         During the six months ended June 30, 1999, cash provided by financing activities was $48.0 million consisting primarily of $50.2 million in proceeds from the issuance of common stock, including option and warrant exercises and sales in connection with employee benefit plans offset by $2.2 million of debt repayments. During the six months ended March 31, 1998, cash used in financing activities was $3.3 million, consisting primarily of $5.5 million of debt repayments, and $765,000 of shareholder distributions to former stockholders of acquired S-corporations, offset by $3.0 million in proceeds from the issuance of common stock, including option and warrant exercises and sales in connection with employee benefit plans.

         On April 29, 1999, the Securities and Exchange Commission declared effective a registration statement relating to the sale of 4.5 million shares of MedQuist common stock at a price of $33.625 per share. Of the 4.5 million shares offered, 800,000 were sold by MedQuist and 3.7 million were sold by existing shareholders. The net proceeds of the 800,000 shares sold by MedQuist totaled $25.6 million, net of underwriting commissions and offering expenses.

         On May 12, 1999, the underwriters exercised their overallotment option for the purchase of 505,000 shares of common stock from the Company at the offering price of $33.625 per share. The net proceeds of the overallotment option totaled $16.2 million.

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

         We can use the Chase facility for working capital and general corporate purposes. If any amounts under the Chase facility are repaid, other than acquisition term loans, we may reborrow such amounts. The Chase facility includes financial and other covenants applicable to us, including limitations on capital expenditures and dividends. As of June 30, 1999, we had no outstanding borrowings under the Chase facility.

         We believe that our cash and cash equivalents generated from operations and borrowing capacity under the Chase facility will be sufficient to meet out current working capital and capital expenditure requirements.

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

June 30, 1999 was our internal target for rectifying Year 2000 issues for all mission critical applications. Although we have made considerable progress towards this objective, we do not expect to complete our efforts to rectify all mission critical systems until August 31, 1999. Based on the scope of the project, we do not feel that this delay will materially impact our overall readiness state. From September 1 to December 31, 1999, we plan to retest critical systems and evaluate non-critical applications for potential Year 2000 compliance issues. Additionally, the company has initiated a parallel set of initiatives to address Y2K issues associated with the acquisition of Lanier Professional Services, Inc. (LPSI). These initiatives are focussed on migrating LPSI's previous clients to the MedQuist model and on rectifying those systems that will remain with MedQuist. At this time, we do not anticipate any major issues with achieving Y2K readiness with LPSI's previous clients or systems.

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

         This list is not comprehensive. Other interruptions to our normal business activities may occur, the nature and extent of which we cannot foresee. In an effort to minimize the exposure to such third party Year 2000 problems, we have initiated a process of obtaining written assurances from these third parties that they will be Year 2000 compliant. Based on the responses we have received to date, we have not encountered any uncorrectable problems, and we presently do not expect any material adverse impact on or business due to third party Year 2000 problems. However, there can be no assurance that their responses are accurate, that we will receive responses from all third parties or that we will not encounter Year 2000 problems created by these third parties.

Contingency Plans. We are developing Year 2000 contingency plans where practical. These plans address alternatives to electronic processing of medical information, payroll, vendor payments, cash receipts from clients and communicating without e-mail. These plans include identifying alternative sources of goods and services and performing certain tasks manually. For example, these contingency plans include requiring physicians to document all patient encounters manually. Upon restoration of a functional environment, this information would be dictated and transcribed through traditional methods.

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

         The following table provides information about our investment portfolio at June 30, 1999. For investment securities, the table presents principal amounts and related weighted average interest rates (dollars in thousands).

Cash and cash equivalents                   $54,941
  Average interest rate                         4.0%
Warrant investment                         $    540
  Average interest rate                         ---
Total portfolio...                         $ 55,481
  Weighted average interest rate                3.8%

The majority of our debt obligations were repaid in February 1998. Remaining obligations consist primarily of relatively insignificant capital lease obligations that mature through 2002.

Special Note Concerning Forward Looking Statements

         Some of the information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements include forward-looking language such as "will likely result," "may," "are expected to," "is anticipated," "estimated," "projected," "intends to," or other similar words. Our actual results are likely to differ, and could differ materially, from the results expressed in, or implied by, these forward-looking statements. There are many factors that could cause these forward-looking statements to be incorrect, including but not limited to the following risks: risks associated with (1) our ability to recruit and retain qualified transcriptionists; (2) acquisitions; (3) dependence on our senior management team; (4) the impact of new services or products on the demand for our services; (5) our dependence on a single line of business; (6) our ability to expand our customer base; (7) our ability to maintain our current growth rate in revenue and earnings; (8) the volatility of our stock price; (9) our ability to compete with others; (10) changes in law;
(11) infringement on the proprietary rights of others; (12) our failure to comply with confidentiality requirements; (13) our customers' and suppliers' failure to be Year 2000 compliant; and (14) our various anti-takeover protections. When considering these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this prospectus, and should recognize that those forward-looking statements speak only as of the date made. MedQuist does not undertake any obligation to update any forward-looking statement included in this Form 10-Q.

                           Part II - Other Information



Item 1. -         Legal Proceedings                             - Not Applicable

Item 2. -         Changes in Securities and Use of Proceeds     - Not Applicable

Item 3. -         Default upon Senior Securities                - Not Applicable

Item 4. -         Submission of Matters to a Vote of Security Holders

                  On May 26, 1999, the Annual Meeting of Shareholders' of the Company was held.

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

                  The number of votes cast for, against, as well as abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each director nominee was as follows:

                  (a) Election of Directors:

                            Expiration                            Votes
Director                      of Term         Votes For          Against          Abstentions        Non-Votes
--------                   ------------       ---------          -------          -----------        ---------
Bruce K. Anderson              2002            21,575,071       260,878               -                  -
David A. Cohen                 2002            21,572,071       259,378               -                  -
Terrence J. Mulligan           2002            21,575,071       260,878               -                  -
John H. Underwood              2002            21,572,071       260,878               -                  -
Richard H. Stowe               2001            21,572,071       259,378               -                  -
Edward L. Samek                2000            20,338,455     1,492,994               -                  -


                  The term of office as a director continued after the meeting for the following persons (expiration of term in parenthesis):
                  William T. Carson, Jr. (2001); John T. Casey (2001) Richard J. Censits (2001); John A. Donohoe (2001); James R. Emshoff
                  (2000); A. Fred Ruttenberg (2000); and R. Timothy Stack
                  (2000).

                  (a) Amendments to Stock Option Plan to increase number of
                      shares:

                         17,648,270   shares were voted for the proposal and
                          4,146,029   shares were voted against the proposal and
                             37,149   shares abstained from voting and
                                  1   shares were not voted

Item 5. -         Other Information                  -Not Applicable

Item 6. -         Exhibits and Reports on Form 8-K

                  Exhibits:

                      Financial Data Schedule                  27.0

                      Reports on Form 8-K were filed on the following dates during the quarter for which this report is filed:


                  File Date                    Item Reported
                  ---------                    -------------
                  June 4, 1999                 Closing of acquisition of medical
                                               transcription division of LPSI

                  April 29, 1999               Announcement of pricing of public
                                               offering

                  April 19, 1999               Signing of acquisition of medical
                                               transcription division of LPSI.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    MedQuist Inc.
                                                    Registrant

Date:  August 12, 1999                           By:  /s/John R. Emery
                                                 -------------------------------
                                                      John R. Emery
                                                      Chief Financial Officer