Form 10-Q
period 1999-09-30
MEDQUIST INC
filed 1999-11-12
CIK 884497

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                              --------------------

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              --------------------

For the quarterly period                               Commission file number
ended September 30, 1999                                       0-19941


                                  MedQuist Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                           22-2531298
-------------------------------                           -----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


               Five Greentree Centre, Suite 311, Marlton, NJ 08053
               ---------------------------------------------------
            (Address of principal executive offices)      (Zip Code)


                                 (609) 596-8877
                 ----------------------------------------------
              (Registrant's telephone number, including area code)


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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 35,907,083 shares of common stock, no par value, as of November 10, 1999.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.           FINANCIAL INFORMATION                                                                   PAGE NO.
-------           ---------------------                                                                   --------

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets at September 30, 1999 (Unaudited) and
                  December 31, 1998                                                                          1

                  Consolidated Statements of Income for the nine months ended September 30, 1999             2
                  and 1998 (Unaudited)

                  Consolidated Statements of Income for the three months ended September 30, 1999
                  and 1998 (Unaudited)                                                                       3

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 1999
                  and 1998 (Unaudited)                                                                       4

                  Notes to Consolidated Financial Statements (Unaudited)                                     5

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations      9

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                 16

                  Special Note Concerning Forward Looking Statements                                        16

PART II.          OTHER INFORMATION
--------          -----------------

Item 1.           Legal Proceedings                                                                         17

Item 2.           Changes in Securities                                                                     17

Item 3.           Defaults upon Senior Securities                                                           17

Item 4.           Submission of Matters to a Vote of Security Holders                                       17

Item 5.           Other Information                                                                         17

Item 6.           Exhibits and Reports on Form 8-K                                                          17

SIGNATURE                                                                                                   18
---------

                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           September 30,          December 31,
                                                                               1999                   1998
                                                                            ---------              ---------
                                                                            (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                 $  68,284              $  15,936
  Accounts receivable, net of allowance  of $5,008 and $2,274                  72,601                 52,477
  Prepaid expenses and other current assets                                     7,099                  6,671
                                                                            ---------              ---------
       Total current assets                                                   147,984                 75,084

Property and equipment - net                                                   29,109                 27,022

Other assets                                                                    1,644                  2,989

Intangible assets - net                                                       113,849                 82,216
                                                                            ---------              ---------

                                                                            $ 292,586              $ 187,311
                                                                            =========              =========

Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                                      $     138              $   2,372
     Accounts payable                                                           6,187                  5,010
     Accrued expenses                                                          51,781                 25,850
                                                                            ---------              ---------
       Total current liabilities                                               58,106                 33,232

Long-term debt                                                                    110                    215

Other liabilities                                                                 402                    697

Deferred income taxes                                                             798                  1,981


Shareholders' equity:
     Common stock, no par value, 60,000 shares authorized,
         35,906 and 33,258  issued and  outstanding                              --                     --
     Additional paid-in capital                                               190,537                136,603
     Retained earnings                                                         42,631                 14,536
     Unrealized gain on marketable security                                       351                    585
     Deferred compensation                                                       (349)                  (538)
                                                                            ---------              ---------
       Total shareholders' equity                                             233,170                151,186
                                                                            ---------              ---------
                                                                            $ 292,586              $ 187,311
                                                                            =========              =========


See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                        ---------------------------------
                                                         1999                      1998
                                                         ----                      ----
Revenue                                                $241,643                  $199,790
                                                       --------                  --------

Costs and expenses:
  Cost of revenue                                       176,409                   154,739
  Selling, general and administrative                     9,009                    12,124
  Depreciation                                            8,570                     9,466
  Amortization of intangible assets                       3,636                     2,794
  Write off IPO Costs                                      --                         682
  Non-recurring transaction costs                          --                       1,500
                                                       --------                  --------
      Total operating expenses                          197,624                   181,305
                                                       --------                  --------

Operating income                                         44,019                    18,485
Other income:
    Gain on sale of securities                              309                      --
    Interest  income                                      1,168                       211
                                                       --------                  --------
Income before income taxes                               45,496                    18,696
Income tax provision                                     18,579                     6,948
                                                       --------                  --------
Net income                                             $ 26,917                  $ 11,748
                                                       ========                  ========

Basic net income per common share                      $   0.77                  $   0.36
                                                       ========                  ========

Diluted net income per common share                    $   0.74                  $   0.34
                                                       ========                  ========


See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                         -----------------------------
                                                         1999                    1998
                                                         ----                    ----
Revenue                                                $86,001                  $69,005
                                                       -------                  -------

Costs and expenses:
  Cost of revenue                                       60,724                   53,304
  Selling, general and administrative                    2,851                    4,072
  Depreciation                                           3,081                    3,310
  Amortization of intangible assets                      1,601                      936
  Write Off of Aborted IPO Costs                            --                      682
  Non-Recurring Transaction Costs                           --                      750
                                                       -------                  -------
      Total Operating Expenses                          68,257                   63,054
                                                       -------                  -------

Operating income                                        17,744                    5,951
Other income:
    Gain on sale of securities                              --                       --
    Interest                                               718                      204
                                                       -------                  -------
Income before income taxes                              18,462                    6,155
Income tax provision                                     7,476                    2,379
                                                       -------                  -------
Net income                                             $10,986                  $ 3,776
                                                       =======                  =======

Basic net income per common share                      $  0.31                  $  0.12
                                                       =======                  =======

Diluted net income per common share                    $  0.29                  $  0.11
                                                       =======                  =======


See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                     NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30
                                                                                                        ------------
                                                                                                  1999             1998
                                                                                                  ----             ----
Operating activities:
     Net income                                                                                $ 26,917          $ 11,748
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                               12,206            12,260
     Gain on sale of securities                                                                    (309)               --
     Changes in assets and liabilities:
        Accounts receivable, net                                                                (13,544)
        Prepaid expenses and other current assets                                                  (210)
        Other assets                                                                                994               551
        Accounts payable                                                                          1,036              (898)
        Accrued payroll                                                                           5,133            (1,162)
        Accrued expenses                                                                         18,313            10,791
        Other liabilities                                                                          (295)             (379)
                                                                                               --------          --------
     Net cash provided by operating activities                                                   50,241            27,051
                                                                                               --------          --------

Investing activities:
     Purchases of property and equipment, net                                                    (8,826)          (10,947)
     Purchase of investments                                                                       (472)               --
     Sale of investments, net                                                                        --             4,003
     Proceeds from sale of securities                                                               781                --
     Acquisitions, net of cash acquired                                                         (37,487)           (5,940)
                                                                                               --------          --------
     Net cash used in investing activities                                                      (46,004)          (12,884)
                                                                                               --------          --------

Financing activities:
     Repayments of long-term debt                                                                (2,745)           (6,073)
     Proceeds from common stock offering, net                                                    41,858                --
     Proceeds from the exercise of common stock options and warrants                              9,217             3,632
     Dividends to former shareholders                                                              (219)           (1,008)
                                                                                               --------          --------
     Net cash provided by (used in) financing activities                                         48,111            (3,449)
                                                                                               --------          --------


Net increase in cash and cash equivalents                                                        52,348            10,718

Cash and cash equivalents, beginning of period                                                   15,936            14,489
                                                                                               --------          --------

Cash and cash equivalents, end of period                                                       $ 68,284          $ 25,207
                                                                                               ========          ========

Supplemental disclosure of cash flow information:
     Cash paid during period for:
       Interest                                                                                $    106          $    467
                                                                                               ========          ========
       Income taxes                                                                            $  5,629          $  5,006
                                                                                               ========          ========



See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
          (Unaudited - dollars in thousands, except per share amounts)


Note 1.  Basis of Presentation

         The information set forth in these statements is unaudited. The information reflects all adjustments, that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. (the "Company"), and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended September 30, 1999 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

         From 1995 through September 30, 1999, MedQuist completed 23 acquisitions, of which 17 were accounted for as purchase transactions and six were accounted for as pooling of interests (see Note 2). The pooling of interests transactions, all of which occurred in 1998 and 1999, include the acquisitions of Digital Dictation, Inc. ("DDI"), Signal Transcription Network, Inc. ("Signal"), Transcriptions Ltd. of Florida, Inc. ("TLF") and The MRC Group, Inc. ("MRC") which were material. Accordingly, the accompanying financial statements have been restated to reflect these acquisitions accounted for under the pooling of interests method.

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
                                                                  -------
                                                                  $ 6,539
                                                                  =======

         The plan relates primarily to the closure of several redundant customer service centers as well as certain corporate offices in order to improve operating efficiencies. The Company expects to complete the plan in 1999. The severance costs are attributable to 41 individuals from various levels of operational and senior management. As of September 30, 1999, $1,205 of severance had been paid and $651 of other restructuring costs had been paid. The consolidated balance sheet at September 30, 1999 reflects $4,683 in accrued expenses related to the 1998 restructuring charge.

         In 1997, MRC approved a separate management plan to close and/or merge several redundant customer service centers in order to further reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to non-cancelable leases, the disposition of fixed assets and employee severance costs. Costs associated with the plan of approximately $2,075 were recognized in 1997 in accordance with EITF 94-3. Included in this amount was approximately $705 for the disposal of assets and approximately $800 in severance and employee contract buy outs. The balance was primarily related to non-cancelable lease costs. The severance costs were attributable to eight individuals from various levels of operational and senior management. At September 30, 1999 approximately $1,025 related to MRC's restructuring charge is included in accrued expenses.

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

         On December 10, 1998, MedQuist completed the acquisition of The MRC Group, Inc. Pursuant to the agreement, each share of MRC common stock and each share of MRC preferred stock on an as-converted basis was exchanged for 0.5163 shares of MedQuist common stock. In total, MedQuist issued 8,662 shares of its common stock to the former MRC option holders and options to purchase an aggregate of 1,543 shares to the former MRC option holders. The MRC merger was accounted for as a pooling of interests. Accordingly, MedQuist's consolidated financial statements have been restated to reflect the merger with MRC.

         During 1999, MedQuist completed three acquisitions accounted for using the purchase method and one immaterial acquisition accounted for using the pooling-of-interest method. On May 31, 1999 MedQuist completed the purchase of the assets of the medical transcription unit of Lanier Professional Services, Inc. For the Fiscal year end June 30, 1998, the medical transcription unit of Lanier Professional Services, Inc. had revenues of approximately $25 million. Pro forma information is not presented as the acquisitions were not material to MedQuist.

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

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

                                                       Three Months Ended September 30,
                           --------------------------------------------------------------------------------------
                                             1999                                           1998
                           ----------------------------------------       ---------------------------------------
                             Net                         Per Share         Net                        Per Share
                           Income          Shares         Amount          Income          Shares        Amount
                           ------          ------         ------          ------          ------        ------

Basic                      $10,986          35,864         $0.31          $ 3,776          32,969         $0.12

Effect of dilutive
  Securities                  --             1,577         (0.02)              --           1,877         (0.01)
                           -------         -------         -----          -------         -------         -----

Diluted                    $10,986          37,441         $0.29          $ 3,776          34,846         $0.11
                           =======         =======         =====          =======         =======         =====


                                                        Nine Months Ended September 30,
                           -------------------------------------------------------------------------------------
                                             1999                                           1998
                           ---------------------------------------        --------------------------------------
                             Net                         Per Share          Net                        Per Share
                            Income          Shares         Amount          Income          Shares        Amount
                            ------          ------         ------          ------          ------        ------

Basic                      $26,917          34,876         $0.77          $11,748          32,373         $0.36

Effect of dilutive
  Securities                  --             1,691         (0.03)              --           2,212        ($0.02)
                           -------         -------         -----          -------         -------         -----

Diluted                    $26,917          36,567         $0.74          $11,748          34,585         $0.34
                           =======         =======         =====          =======         =======         =====

Note 4.  Shareholders' Equity

         On June 15, 1998, the Company effected a two for one stock split for all shares of common stock. All share and per share amounts have been restated for the stock split.

         On April 29, 1999, the Securities and Exchange Commission declared effective a registration statement relating to the sale of 4,493 shares of MedQuist common stock at a price of $33.625 per share. Of the 4,493 shares offered, 800 were sold by MedQuist and 3,693 were sold by existing shareholders. The net proceeds of the 800 shares sold by MedQuist totaled $25,641, net of underwriting commissions and offering expenses.

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

Results of Operations

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Operations as a percentage of net revenue:

                                              Nine Months Ended      Three Months Ended
                                                September 30,            September 30,
                                              ----------------        -----------------

                                              1999        1998        1999        1998
                                              ----        ----        ----        ----
Revenue .............................        100.0%      100.0%      100.0%      100.0%
Costs and expenses:
  Cost of revenue ...................         73.0        77.4        70.6        77.2
  Selling, general and administrative          3.7         6.1         3.3         5.9
  Depreciation ......................          3.6         4.7         3.6         4.8
  Amortization of intangible assets .          1.5         1.4         1.9         1.4
  Write Off IPO Costs ...............           --         0.3          --         1.0
  Non-recurring transaction costs....           --         0.8          --         1.1
                                             -----       -----       -----         ---
  Operating income ..................         18.2         9.3        20.6         8.6
Other income (expense) ..............          0.6          .1         0.9         0.3
                                             -----       -----       -----         ---
Income before income taxes ..........         18.8         9.4        21.5         8.9
Income tax provision ................          7.7         3.5         8.7         3.4
                                             -----       -----       -----         ---
Net income ..........................         11.1%        5.9%       12.8%        5.5%
                                             =====       =====       =====         ===

Nine Months Ended September 30, 1999

Revenue. Revenue increased 21.0% from $199.8 million for the nine months ended September 30, 1998 to $241.6 million for the comparable 1999 period. The increase resulted from increased sales to existing customers, sales to new customers and additional revenue from acquisitions.

Cost of Revenue. Cost of revenue increased 14.0% from $154.7 million for the nine months ended September 30, 1998 to $176.4 million for the comparable 1999 period and was directly related to the increase in revenue. As a percentage of revenues, cost of revenues decreased from 77.4% for the nine months ended September 30, 1998 to 73.0% for the comparable 1999 period. The percentage decrease in cost of revenues primarily resulted from cost reductions associated from eliminating excess operational administrative support areas of MedQuist and MRC, and the consolidation of duplicative facilities.

Selling, General and Administrative. Selling, general and administrative expenses decreased 25.7% from $12.1 million for the nine months ended September 30, 1998 to $9.0 million for the comparable 1999 period. As a percentage of revenues, selling, general and administrative expenses decreased from 6.1% for the nine months ended September 30, 1998 to 3.7% for the comparable 1999 period. The decrease was due primarily to administrative staff reductions made in association with the merger with MRC, and our ability to spread the fixed portion of our overhead over a larger revenue base.

Depreciation. Depreciation expense decreased 9.5% from $9.5 million for the nine months ended September 30, 1998 to $8.6 million for the comparable 1999 period. As a percentage of revenues, depreciation decreased from 4.7% for the nine months ended September 30, 1998 to 3.6% for the comparable period in 1999. The decrease resulted from certain capital assets becoming fully depreciated late in 1998.

Amortization. Amortization of intangible assets was $2.8 million for the nine months ended September 30, 1998 as compared to $3.6 million for the comparable 1999 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions which were accounted for using the purchase method in 1998 and 1999.

Interest. We had interest income of $211,000 for the nine months ended September 30, 1998 and interest income of $1.2 million for the comparable 1999 period.

Transaction Costs and Restructuring Charges. For the nine months ended September 30, 1988, we incurred $1.5 million of transaction costs associated with pooling of interests business combinations and incurred $682,000 of transaction costs related to MRC's terminated initial public offering.

         In December 1998, our board of directors approved a restructuring plan associated with the MRC acquisition. In connection with the plan, we recorded a $6.5 million charge, of which $3.8 million related to non-cancelable lease obligations on duplicate facilities, $1.6 million related to employee severance and $1.1 million related to contract cancellations and other exit costs. We expect to complete the restructuring in 1999. As of September 30, 1999, $1.2 million of the employee severance and $651,000 in other restructuring costs had been paid. At September 30, 1999, $4.7 million was included in accrued expenses relating to the 1998 restructuring charge.

         In 1997, MRC incurred a restructuring charge of $2.1 million related to the closure and consolidation of less profitable or redundant client service centers and other non-recurring acquisition and integration costs incurred in connection with MRC's acquisition of Medical Records Corp. As of September 30, 1999, $1.0 million related to closed facility leases remained in accrued expenses.

Three Months Ended September 30, 1999

Revenue. Revenue increased 24.6% from $69.0 million for the three months ended September 30, 1998 to $86.0 million for the comparable 1999 period. The increase resulted from increased sales to existing customers, sales to new customers and additional revenue from acquisitions.

Cost of Revenue. Cost of revenue increased 13.9% from $53.3 million for the three months ended September 30, 1998 to $60.7 million for the comparable 1999 period and was directly related to the increase in revenue. As a percentage of revenues, cost of revenues decreased from 77.2% in the third quarter of 1998 to 70.6% for the comparable 1999 period. The percentage decrease in cost of revenues primarily resulted from cost reductions associated from eliminating excess operational administrative support areas and the consolidation of duplicative facilities following the December 1998 merger of MedQuist and MRC.

Selling, General and Administrative. Selling, general and administrative expenses decreased 30.0% from $4.1 million for the three months ended September 30, 1998 to $2.9 million for the comparable 1999 period. As a percentage of revenues, selling, general and administrative expenses decreased from 5.9% in the third quarter of 1998 to 3.3% for the comparable 1999 period. The decrease was due primarily to administrative staff reductions made in association with the merger with MRC, and our ability to spread the fixed portion of our overhead over a larger revenue base.

Depreciation. Depreciation expense decreased 6.9% from $3.3 million for the three months ended September 30, 1998 to $3.1 million for the comparable 1999 period. As a percentage of revenues, depreciation decreased from 4.8% in the third quarter of 1998 to 3.6% for the comparable period in 1999. The decrease resulted from certain capital assets becoming fully depreciated late in 1998.

Amortization. Amortization of intangible assets was $936,000 for the three months ended September 30, 1998 as compared to $1.6 million for the comparable 1999 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions which were accounted for using the purchase method in 1998 and 1999.

Interest. We had interest income of $204,000 for the three months ended September 30, 1998 and interest income of $718,000 for the comparable 1999 period.

Transaction Costs. For the three months ended September 30, 1998, we incurred $750,000 of transaction costs associated with the pooling of interests business combinations and incurred $682,000 of transaction costs related to MRC's terminated initial public offering.

Liquidity and Capital Resources

         At September 30, 1999, we had working capital of $89.9 million, including $68.3 million of cash and cash equivalents, and no outstanding bank debt. During the nine months ended September 30, 1999, our operating activities provided cash of $50.3 million and during the nine months ended September 30, 1998 our operating activities provided cash of $27.1 million. The increase is primarily due to increased net income in 1999, an increase in accrued expenses, partially offset by an increase in accounts receivable.

         During the nine months ended September 30, 1999, we used cash for investing activities of $46.0 million, consisting primarily of $8.8 million of capital expenditures and $37.5 million for acquisitions accounted for under the purchase method net of cash acquired in acquisitions. We will pay approximately $1.3 million in additional purchase price for the Lanier acquisition, related to a net asset adjustment. The $1.3 million has been accrued through purchase accounting and is reflected in accrued expenses on the balance sheet at September 30, 1999. During the nine months ended September 30, 1998, we used cash for investing activities of $12.9 million, consisting primarily of $10.9 million of capital expenditures and $5.9 million for acquisitions accounted for under the purchase method net of cash acquired in acquisitions, partially offset by $4.0 million for the sale of investments.

         During the nine months ended September 30, 1999, net cash provided by financing activities was $48.1 million, consisting primarily $51.0 million in proceeds from the issuance of common stock, including option and warrant exercises and sales in connection with employee benefit plans offset by $2.7 million of debt repayments, and $219,000 of shareholder distributions to former stockholders of acquired S-corporations. During the nine months ended September 30, 1998, we used cash for financing activities of $3.4 million, consisting primarily of $6.1 million in repayments of long term debt, $1 million of shareholder distributions to former stockholders of acquisition S-corporation, offset by $3.6 million in proceeds from the exercise of options and warrants and sales in connection with employee benefit plans.

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

         We can use the Chase facility for working capital and general corporate purposes. If any amounts under the Chase facility are repaid, other than acquisition term loans, we may reborrow such amounts. The Chase facility includes financial and other covenants applicable to us, including limitations on capital expenditures and dividends. As of September 30, 1999, we had no outstanding borrowings under the Chase facility.

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

We believe that substantially all of our systems that we believe to be mission critical are Y2K compliant. We are in the process of reviewing our client service centers to identify and address any such critical systems that may have been inadvertently overlooked. We are also reviewing applications that we believe are non-critical for potential Y2K compliance issues, and, at our discretion, we are making technical or operational changes to address these issues. In some instances, we are applying patches to the non-critical systems. In other instances, we are modifying our operational procedures to avoid any potential disruption to our clients.

We are in the process of converting clients from acquired companies, e.g., LPSI, to one of our standard Y2K complaint transcription platforms. We have been letting these clients know that their current transcription platforms may not be Y2K compliant. In some cases, these clients have slowed down the conversion process due to client-specific issues, such as the limited availability of the client's IT staff. We are addressing these issues on a case-by-case basis since the Y2K issues for a specific piece of software or hardware may not have any impact on the client's business operations or MedQuist's ability to deliver transcribed reports. We do not currently anticipate any material exposure to our business due to Y2K problems with these acquisitions.

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

Contingency Plans. We have developed Year 2000 contingency plans, which include having a team of technicians working throughout the weekend of January 1 to address any issues that may arise. These plans address alternatives to electronic processing of medical information, payroll, vendor payments, cash receipts from clients and communicating without e-mail. These plans include identifying alternative sources of goods and services and performing certain tasks manually. For example, these contingency plans include requiring physicians to document all patient encounters manually. Upon restoration of a functional environment, this information would be dictated and transcribed through traditional methods.

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

         The following table provides information about our investment portfolio at September 30, 1999. For investment securities, the table presents principal amounts and related weighted average interest rates (dollars in thousands).

Cash and cash equivalents                   $68,299
  Average interest rate                         4.0%
Warrant investment                          $   540
  Average interest rate                         ---
Total portfolio                             $68,839
  Weighted average interest rate                3.8%

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


                                               MedQuist Inc.
                                               Registrant

Date:  November 11, 1999

                                               By:  /s/John R. Emery
                                                    ------------------------
                                                    John R. Emery
                                                    Chief Financial Officer