Form 10-K
period 1999-12-31
MEDQUIST INC
filed 2000-03-29
CIK 884497

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

For the fiscal year ended December 31, 1999       Commission file number 0-19941

                New Jersey                                  22-2531298
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

               Five Greentree Centre, Suite 311, Marlton, NJ 08053

               (Address of principal executive offices) (Zip Code)

       (Registrant's telephone number, including area code) (856) 596-8877

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                           Common Stock (no par value)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

         The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $956 million on March 27, 2000, based on the closing price of Registrant's Common Stock as reported on the Nasdaq National Market as of such date.

         The number of shares of the Registrant's Common Stock, no par value, outstanding as of March 27, 2000 was 35,548,830.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference.

         Part III - Proxy Statement to be filed with the Commission in connection with the 2000 Annual Meeting.

                                     PART I

Item 1. BUSINESS

         MedQuist is the leading national provider of medical transcription services, a key component in the provision of healthcare services. Transcription is the process by which dictation is converted into an electronic medical report. The timely production of accurate reports is necessary for patient care and for healthcare providers to receive reimbursement. Through our approximately 8,000 transcriptionists, proprietary software, sophisticated digital dictation equipment and ability to interface with healthcare providers' computer systems, we provide customized solutions to shorten our customers' billing cycles and reduce their overhead and other administrative costs. We serve approximately 2,300 clients nationwide through our client service centers.

         As a result of internal growth and acquisitions, our revenue has increased from $61.5 million in 1996 (before restatements for acquisitions accounted for as pooling of interests) to $330.0 million in 1999. Our experienced management team and operating structure have enabled us to improve our operating margins. Our growth has enabled us to take advantage of efficiencies such as a larger network of transcriptionists and increased negotiating power with our vendors, including telecommunication providers.

History

         MedQuist was incorporated in New Jersey in 1984 and reorganized in 1987 as a group of out-patient healthcare businesses affiliated with a non-profit healthcare provider. In May 1994, we acquired our first medical transcription business, Transcriptions, Ltd. By the end of 1995, we had divested all of our non-medical transcription businesses, and through December 31, 1999, we had acquired The MRC Group, Inc. and 29 other medical transcription companies.

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

MedQuist Services

         Through our approximately 8,000 transcriptionists, proprietary software, sophisticated digital dictation equipment and ability to interface with healthcare providers' computer systems, we provide customized solutions to shorten our customers' billing cycles and reduce their overhead and other administrative costs. In addition to hospital medical records departments, our target markets include patient care departments, such as radiology, emergency rooms, oncology, pathology, pediatrics and cardiology departments, health maintenance organizations, physician practice groups and out-patient clinics.

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

         We serve approximately 2,300 clients through 68 client service centers nationwide. Due to the large number of trained transcriptionists and our ability to allocate work among them efficiently, we believe that we are able to reduce the production turnaround times for transcribed medical reports. An in-house staff or small transcription company generally cannot achieve these efficiencies to the extent that we can. Our system provides editing and electronic review capabilities, such as specific reference to pages or clauses to alert clients to potential deficiencies, that increase accuracy and reliability.

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

         We have at least two recruiters in each of our three regional groups. In addition, each client service center has at least one person designated to monitor and manage recruitment efforts.

         Currently, we have established a "Partners in Education" program with adult education programs, vocational technology schools, and colleges offering medical transcription training programs.

Sales and Marketing Efforts

         Our existing client base is a key component of our marketing and sales strategy. Based on input from new clients, we believe that new clients have utilized our services in large part due to recommendations and references by our existing national client base. All office managers and operational vice presidents, as well as many of our senior management personnel, including our Chairman and Chief Executive Officer, Mr. Cohen, have sales responsibilities.

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

Business Partners and Relationships

         We are always evaluating emerging technologies and apply them as appropriate to make our services more reliable, efficient and cost-effective, and to assist our clients in meeting their transcription and document management needs. We have initiated relationships with developers and end-users of emerging technologies, such as voice-recognition, data mining and outcomes analysis and Internet based telecommunications to create value added services for our clients and to participate in the development of the computer based patient record. Our Senior Vice President-New Business Development oversees our strategic partnerships and manages our new business development department that integrates these partnerships into useable product and service offerings.

Item 2. PROPERTIES

         The Company does not own any real property. The Company leases office and other space for its service centers nationally. The Company's typical service center ranges in size from 1,000 to 7,000 square feet and is leased for a term ranging from three to five years. The Company's executive offices comprise 20,000 square feet and has 4 years remaining on its lease. The Company believes that there is adequate office space available to it should it need to move or expand and that minimal leasehold improvements are required in order to open a new location.

Item 3. LEGAL PROCEEDINGS

         Although the Company from time to time in the course of the operation of its business is subject to various legal proceedings, the Company is not currently a party to any material pending legal proceeding nor, to the knowledge of the Company, is any material legal proceeding currently threatened.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol "MEDQ". The following table sets forth the high and low reported prices for our Common Stock for the last two fiscal years and for the first quarter of 2000. The bid quotations for the Nasdaq National Market reflect inter-dealer prices, do not include retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.



                                               High            Low
 1998
   First Quarter                              $19.56          $15.00
   Second Quarter                              29.38           17.63
   Third Quarter                               33.00           20.50
   Fourth Quarter                              40.00           21.75

1999
   First Quarter                              $38.69          $27.69
   Second Quarter                              43.75           26.69
   Third Quarter                               45.75           30.00
   Fourth Quarter                              37.06           24.75

2000
   First Quarter (through March 27)           $29.3125        $16.875

         The above noted bid quotations reflect a three for two stock split effected on June 15, 1998.

         On March 27, 2000 the closing sale price for the Common Stock, as reported on the Nasdaq National Market, was $28.25 per share.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following financial information is derived from our audited financial statements which have been restated to reflect our 1998 acquisitions accounted for as pooling of interests. This information is only a summary and you should read it in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", our audited financial statements and related notes and other information that we have filed with the SEC.

                                                                Year Ended December 31,
                                               1995         1996          1997        1998          1999
                                             --------     --------      --------    --------      --------

                                                         (In thousands, except per share data)

Statement of Operations Data:
Revenue                                      $109,657     $152,109      $216,158    $271,655      $330,008
Costs and expenses:
   Cost of revenue                             86,265      118,978       169,235     209,587       238,180
   Selling, general and administrative          9,144       11,908        14,362      16,061       11,763
   Depreciation                                 5,752        7,372        10,339      12,697        12,000
   Amortization of intangible assets              896        3,150         5,652       3,757        5,333
   Transaction costs and restructuring
     charges                                      347          644         2,075      18,221        (2,648)
                                             --------     --------      --------    --------      --------
Total operating expenses                      102,404      142,052       201,663     260,323       264,628
                                             --------     --------      --------    --------      ---------
Operating income                                7,253       10,057        14,495      11,332        65,380
(Gain) on sale of securities                       --           --            --          --          (309)
Interest expense (income), net                  4,252        2,049           469        (325)       (1,955)
                                             --------     --------      --------    --------      --------
Income from continuing
   operations before income taxes               3,001        8,008        14,026      11,657        67,644
Income tax provision (benefit)                    640        2,720         5,293       8,472        27,439
                                             --------     --------      --------    --------      --------
Income from continuing operations               2,361        5,288         8,733       3,185        40,205
Discontinued operations                        (1,729)          --            --          --            --
Extraordinary item                               (545)          --            --          --            --
                                             --------     --------      --------    --------      --------
Net income                                         87        5,288         8,733       3,185        40,205
Inducement of warrant exercise                     --         (707)           --          --            --
                                             --------     --------      --------    --------      --------
Net income available to
   common shareholders                       $     87     $  4,581      $  8,733    $  3,185      $ 40,205
                                             ========     ========      ========    ========      ========
Basic income per share:
   Continuing operations                     $   0.23     $   0.22      $   0.28    $   0.10        $ 1.14
   Discontinued operations                      (0.17)          --            --          --            --
   Extraordinary item                           (0.05)          --            --          --            --
   Inducement of warrant exercise                  --       (0.03)            --          --            --
                                             --------     --------      --------    --------      --------
                                             $   0.01     $   0.19      $   0.28    $   0.10      $   1.14
                                             ========     ========      ========    ========      ========
Diluted income per share:
   Continuing operations                     $   0.22     $   0.20      $   0.26    $   0.09      $   1.09
   Discontinued operations                      (0.16)          --            --          --            --
   Extraordinary item                           (0.05)          --            --          --            --
   Inducement of warrant exercise                  --        (0.03)           --          --            --
                                             --------     --------      --------    --------      --------
                                             $   0.01     $   0.17      $   0.26    $   0.09      $   1.09
                                             ========     ========      ========    ========      ========

                                       7

Balance Sheet Data:

                                                                   As of December 31,
                                              ------------------------------------------------------------
                                               1995         1996         1997        1998           1999
                                              -------     --------     ---------    --------      --------
                                                                     (In thousands)
Working capital                               $13,142     $ 33,483     $  36,608    $ 41,852      $ 99,354
Total assets                                   91,191      158,551       173,773     187,311       302,183
Long-term debt, net of current portion         23,342        9,964         7,589         215           452
Shareholders' equity                           30,572      120,710       131,373     151,186       256,536


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We are the leading national provider of medical transcription services. Substantially all of our revenue to date has been derived from the provision of medical transcription services, which we recognize when we render services and deliver reports. We also derive an insignificant amount of revenue from services other than traditional transcription services, such as coding revenue, interfacing fees, equipment rentals, referral fees and commissions from strategic partners. Fees for medical transcription services are based primarily on contracted rates and revenue is recognized upon the rendering of services and delivery of transcribed reports. Revenues from other sources are recognized when earned.

         For purposes of our discussion and analysis of our results of operations we distinguish our revenue growth as "core growth" and growth from large acquisitions. Core growth includes revenue from all of the above sources and revenue from acquisitions with annual sales under $5 million, prior to the date of acquisition. Revenue arising from acquisitions having annual revenue in excess of $5 million, prior to the date of acquisition, is discussed separately in our analysis of revenue growth.

         Cost of revenue consists of all direct costs associated with providing transcription related services, including payroll, telecommunications, repairs and maintenance, rent and other direct costs. Most of our cost of revenue is variable in nature, but includes certain fixed components. Selling, general and administrative expenses include costs associated with our senior executive management, marketing, accounting, legal and other administrative functions. Selling, general and administrative expenses are mostly fixed in nature, but include certain variable components.

         From 1995 through 1999, we completed 29 acquisitions. Six acquisitions, including the acquisition of MRC, were accounted for as pooling of interests. Four of these acquisitions were material and, accordingly, we restated our financial statements.

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue, as restated for our acquisitions accounted for as a pooling of interests:

                                                          Year Ended December 31,
                                                      --------------------------------
                                                       1997         1998         1999
                                                      ------       ------       ------
Revenue                                               100.0%       100.0%       100.0%
Costs and expenses:
   Cost of revenue                                     78.3         77.2         72.2
   Selling, general and administrative                  6.6          5.9          3.6
   Depreciation                                         4.8          4.7          3.6
   Amortization of intangible assets                    2.6          1.4          1.6
   Transaction costs and restructuring charges          1.0          6.7         (0.8)
                                                      -----        -----        -----
Operating income                                        6.7          4.1         19.8
Gain on sale of securities                               --           --          0.1
Interest income (expense), net                         (0.2)         0.1          0.6
                                                      -----        -----        -----
Income before income taxes                              6.5          4.2         20.5
Income tax provision                                    2.5          3.1          8.3
                                                      -----        -----        -----
Net income                                              4.0%         1.1%        12.2%
                                                      =====        =====        =====

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Revenue. Revenue increased 21.5% from $271.7 million in 1998 to $330.0 million in 1999. The $58.3 million increase resulted from increased sales to existing customers, sales to new customers and strategic partners and additional revenue from acquisitions. The $58.3 million increase resulted from $46.8 million of core growth and $11.5 million from large acquisitions.

         Cost of Revenue. Cost of revenue increased 13.6% from $209.6 million in 1998 to $238.2 million in 1999 and was directly related to the increase in revenue. As a percentage of revenue, cost of revenue decreased from 77.2% in 1998 to 72.2% in 1999 due primarily to cost reductions associated from eliminating excess operational support areas of MedQuist and MRC, and the consolidation of duplicative facilities.

         Selling, General and Administrative. Selling, general and administrative expenses decreased 26.7% from $16.1 million in 1998 to $11.8 million in 1999. As a percentage of revenue, selling, general and administrative costs decreased from 5.9% in 1998 to 3.6% in 1999. The decrease was due primarily to administrative staff reductions made in association with the merger with MRC, and our ability to spread the fixed portion of our overhead over a larger revenue base.

         Depreciation. Depreciation decreased 5.5% from $12.7 million in 1998 to $12.0 million in 1999. As a percentage of revenue, depreciation decreased from 4.7% in 1998 to 3.6% in 1999. The decrease resulted from certain capital assets becoming fully depreciated late in 1998.

         Amortization. Amortization of intangible assets was $3.8 million in 1998 compared to $5.3 million in 1999. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions which were accounted for using the purchase method in 1998 and 1999.

         Interest. We had interest income of $325,000 in 1998 and interest income of $2.0 million in 1999. The increase was a result of the investment of excess cash balances in 1999.

         Transaction Costs and Restructuring Charges. In 1998, we incurred (1) $11.0 million of transaction costs associated with pooling of interests business combinations, (2) $682,000 of transaction costs related to MRC's terminated initial public offering and (3) a $6.5 million restructuring charge associated with the MRC acquisition. In 1999 we revised our accrual estimates and $315,000 of the $11 million of transaction costs associated with pooling of interest combinations and $2.3 million of the $6.5 million restructure charges were reversed in connection with adjustments to our accruals and reserves.

In December 1998, our board of directors approved a restructuring plan associated with the MRC acquisition. When the board approved the plan, we recorded a $6.5 million charge, of which $3.8 million related to non-cancelable lease obligations on duplicate facilities, $1.6 million related to employee severance and $1.1 million related to contract cancellations and other exit costs. As of December 31, 1999, $437,000 of noncancellable leases had been paid, $1.3 million of the employee severance and $427,000 in other restructuring costs had been paid. At December 31, 1999, $2.1 million was included in accrued expenses related to the restructuring.

                                                                             Non-Cancelable
                                        Non-Cancelable                       Contracts and
                                            Leases            Severance     Other Exit Costs    Total
                                        --------------        ---------     ----------------    -----
                                                           (in thousands)
1998 Restructure Charge                     $3,835              $1,618            $1,086       $ 6,539
Payments against Restructure Accrual:

         1998                                    0                (567)             (410)         (977)
         1999                                 (437)               (723)              (17)       (1,177)

Revision to estimate of 1998 restructure
   Accrual, recorded in 1999:               (1,492)               (182)             (659)       (2,333)
                                             -----              ------            ------       -------

1998 Restructure accrual balance, at
   December 31, 1999:                       $1,906              $  146            $    0       $ 2,052
                                            ======              ======            ======       =======

         In 1997, MRC incurred a restructuring charge of $2.1 million related to the closure and consolidation of less profitable or redundant client service centers and other non-recurring acquisition and integration costs incurred in connection with MRC's acquisition of Medical Records Corp. As of December 31, 1999, $1.0 million related to closed facility leases remained in accrued expenses.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Revenue. Revenue increased 25.7% from $216.2 million in 1997 to $271.7 million in 1998. The $55.5 million increase as compared to 1997 resulted entirely from core growth.

         Cost of Revenue. Cost of revenue increased 23.9% from $169.2 million in 1997 to $209.6 million in 1998 and was directly related to the increase in revenue. As a percentage of revenue, cost of revenue decreased from 78.3% in 1997 to 77.2% in 1998 due primarily to the improved direct margins of MRC's business in 1998 versus 1997.

         Selling, General and Administrative. Selling, general and administrative expenses increased 11.8% from $14.4 million in 1997 to $16.1 million in 1998. The increase was due primarily to increased administrative costs to support the increase in revenue, in addition to increased technology development costs. This increase was partially offset by decreased marketing costs at MRC. As a percentage of revenue, selling, general and administrative expenses decreased from 6.6% in 1997 to 5.9% in 1998. The percentage decrease was due primarily to our ability to spread the fixed portion of our overhead over a larger revenue base..

         Depreciation. Depreciation increased 23.3% from $10.3 million in 1997 to $12.7 million in 1998. The increase in depreciation was a result of increased capital expenditures to support the growth in revenue. As a percentage of revenue, depreciation remained relatively constant at 4.7% in 1998 compared to 4.8% in 1997.

         Amortization. Amortization of intangible assets was $5.7 million in 1997 as compared to $3.8 million in 1998. The amount in 1997 includes amortization of noncompete agreements from prior business acqusitions that were fully amortized in late 1997.

         Interest. We had interest expense of $469,000 in 1997 and interest income of $325,000 in 1998. We repaid a signficant portion of our debt in 1997 and invested our excess cash in 1998.

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

         In December 1998, our board of directors approved a restructuring plan associated with the MRC acquisition. When the board approved the plan, we recorded a $6.5 million charge, of which $3.8 million related to non-cancelable lease obligations on duplicate facilities, $1.6 million related to employee severance and $1.1 million related to contract cancellations and other exit costs. We completed the restructuring in 1999. As of December 31, 1998, $5.6 million was included in accrued expenses related to the restructuring.

         In 1997, MRC incurred a restructuring charge of $2.1 million related to the closure and consolidation of less profitable or redundant client service centers and other non-recurring acquistion and integration costs incurred in connection with MRC's acquisition of Medical Records Corp. As of December 31, 1998, $1.2 million related to closed facility leases remained in accrued expenses.

Liquidity and Capital Resources

         At December 31, 1999, we had working capital of $99.4 million, including $62.0 million of cash and cash equivalents, and no outstanding bank debt. During 1999, our operating activities provided cash of $60.2 million and during 1998 our operating activities provided cash of $22.9 million. Our cash flow from operating activities is generated primarily from our net income before depreciation and amortization.

         During 1999, we used cash for investing activities of $62.3 million, consisting primarily of $14.2 million of capital expenditures. In addition, we generated $309,000 in cash from sales of short-term investments and used $48.4 million for the acquisition of businesses accounted for under the purchase method. During 1998, we used cash for investing activities of $15.9 million, consisting primarily of $14.0 million of capital expenditures. In addition, in 1998 we generated $4.0 million in cash from sales of short-term investments and used $4.4 million for the acquisition of businesses accounted for under the purchase method. In addition, we paid $1.4 million to a dissenting shareholder in connection with the Signal acquisition

         During 1999, cash provided by financing activities was $48.1 million, consisting primarily of $51.2 million from the issuance of common stock, in our secondary offering and option and warrant exercises and sales in connection with employee benefit plans, partially offset by $2.8 million of debt repayments. During 1998, cash used in financing activities was $5.5 million, consisting primarily of $10.0 million of debt repayments and $1.0 million of distributions to former stockholders of acquired S-corporations, offset by $5.5 million in proceeds from the issuance of common stock, including option and warrant exercises and sales in connection with employee benefit plans.

         We have a borrowing facility with Chase Manhattan Bank. The Chase facility provides for a $10.0 million senior unsecured revolving credit facility expiring April 23, 2000. The Chase facility bears interest at resetting rates selected by the Company from various alternatives. The interest rate alternatives are either (1) the greater of (a) prime rate, (b) the federal funds rate plus 0.5%, and (c) the bank's certificate of deposit rate plus 1%, or (2) LIBOR plus 0.75%. The Chase facility also allows us to finance up to 100% of any acquisitions of companies that are in the business of providing transcriptions-related services. The financing of these acquisitions may be carved out of the Chase facility and amortized over five-year periods (20 consecutive quarters). Each acquisition term loan that is created would permanently reduce the remaining Chase facility commitment by a like amount. We can use the Chase facility for working capital and general corporate purposes. If any amounts under the Chase facility are repaid, other than acquisition term loans, we may reborrow such amounts. The Chase facility includes financial and other covenants applicable to us, including limitations on capital expenditures and dividends. During 1999 we had no outstanding borrowings under the Chase facility.

         We believe that cash flow generated from operations and our borrowing capacity whether under the Chase Facility, or otherwise, will be sufficient to meet our current working capital and capital expenditure requirements. In 2000, we expect capital expenditures as a percentage of revenue to be consistent with prior years.

Year 2000 Compliance

         To date, we have not experienced any material Year 2000 issues. We have not spent a material amount of funds on Year 2000 issues, and currently believe all systems are Year 2000 compliant. We will continue to monitor for any Year 2000 problems.

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

         The following table provides information about our investment portfolio at December 31, 1999. For investment securities, the table presents principal amounts and related weighted average interest rates (dollars in thousands).

                  Cash and cash equivalents           $62,024

                  Average interest rate                  4.7%

                  Warrant investment                  $ 1,083

                  Average interest rate                     -

                  Total portfolio                     $63,024

                  Weighted average interest rate         4.6%

         The majority of our debt obligations were repaid in February 1999. Remaining obligations consist primarily of relatively insignificant capital lease obligations that mature through 2002.

Inflation

         We believe that the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Forward-Looking Statements

         Some of the information in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements include forward-looking language such as "will likely result," "may," "are expected to," "is anticipated," "estimated," "projected," "intends to" or other similar words. Our actual results are likely to differ, and could differ materially, from the results expressed in, or implied by, these forward-looking statements. There are many factors that could cause these forward-looking statements to be incorrect, including but not limited to the following risks: risks associated with (1) our ability to recruit and retain qualified transcriptionists; (2) inability to complete and assimilate acquisitions of businesses; (3) dependence on our senior management team; (4) the impact of new services or products on the demand for our services; (5) our dependence on a single line of business; (6) our ability to expand our customer base; (7) our ability to maintain our current growth rate in revenue and earnings; (8) the volatility of our stock price; (9) our ability to compete with others; (10) changes in law relating to the classification of our transcriptionists; (11) potential infringement on the proprietary rights of others; (12) our failure to comply with confidentiality requirements; and (13) our customers' and suppliers' failure to be Year 2000 compliant. When considering these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this prospectus, and should recognize that those forward-looking statements speak only as of the date made. MedQuist does not undertake any obligation to update any forward-looking statement included in this Form 10-K.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements. The information called for by this Item is set forth on Pages F-1 through F-22.

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2000 Annual Meeting.

Item 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2000 Annual Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2000 Annual Meeting.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2000 Annual Meeting.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit No.       Description
--------------    ---------------

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

10.23             Registration Rights Agreement among the Company, David A.
                  Cohen and Edward Forstein, dated September 30, 1996, [incorporated by reference to Exhibit 10.30.4 of the 9/30/95 10-Q].

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit No.       Description
--------------    ---------------

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

10.28 Form of Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.33 of the 1996 Registration Statement].

22.1 Subsidiaries [incorporated by reference to Exhibit 22.1 of the 1996 Registration Statement].

23.1              Consent of Arthur Andersen LLP, filed herewith.

24.1              Powers of Attorney (included on signature page)

27.1              Financial Data Schedule, Files herewith

(b)               Financial Statements and Financial Statement Schedule

1 The consolidated financial statements of the Company and its subsidiaries filed as part of this Report are listed on the attached Index to Consolidated Financial Statements. See page F-1.

2 The Schedule to the consolidated financial statements of the Company and its subsidiaries filed as part of this Report is listed in the attached Index to Consolidated Financial Statements. See page F-1.

(c)               Reports on Form 8-K

During the fourth quarter of 1999, the Company filed no Reports on Form 8-K.

* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Marlton, State of New Jersey, on March 28, 1999.

                                     MedQuist Inc.

                                     By /s/David A. Cohen
                                     -------------------------------------------
                                     David A. Cohen, Chief Executive Officer and
                                     Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons as of March 28, 2000.

         Each person below, in so signing, also makes, constitutes and appoints David A. Cohen his true and lawful attorney-in-fact, with full power and substitution and resubstitution, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this Report.

Signatures                          Title
/s/ David A. Cohen                  Chairman and Chief Executive Officer (principal executive officer)
------------------------------
David A. Cohen

/s/ John R. Emery                   Senior Vice President, Treasurer and Chief Financial Officer (principal
-----------------------------       financial officer and principal accounting officer)
John R. Emery

/s/ William T. Carson, Jr.          Director
-----------------------------
William T. Carson, Jr

/s/ John T. Casey                   Director
-----------------------------
John T. Casey

/s/ Richard J. Censits              Director
-----------------------------
Richard J. Censits

/s/ John A. Donohoe                 President and Director
-----------------------------
John A. Donohoe

/s/ James R. Emshoff                Director
-----------------------------
James R. Emshoff

/s/ A. Fred Ruttenberg              Director
-----------------------------
A. Fred Ruttenberg

                                       17


/s/ Richard H. Stowe                Director
----------------------------
Richard H. Stowe

/s/ John H. Underwood               Director
----------------------------
John H. Underwood

                                       17

                                  MEDQUIST INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







Report of Independent Public Accountants ..................................  F-2

Consolidated Balance Sheets ...............................................  F-3

Consolidated Statements of Operations .....................................  F-4

Consolidated Statements of Shareholders' Equity ...........................  F-5

Consolidated Statements of Cash Flows .....................................  F-6

Notes to Consolidated Financial Statements ................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MedQuist Inc.:

We have audited the accompanying consolidated balance sheets of MedQuist Inc. (a New Jersey corporation) and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedQuist Inc. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.






                                              /s/Arthur Andersen LLP
                                              ----------------------------------
                                                 Arthur Andersen LLP


Philadelphia, Pa.,
February 8, 2000

                         MEDQUIST INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                            December 31
                                                                                    ---------------------------
                                                                                         1998          1999
                                                                                    ------------   ------------
                               ASSETS
Current assets:
   Cash and cash equivalents ..............................................         $     15,936   $     62,024
   Accounts receivable, net of allowance of $2,274 and $3,559 .............               52,477         75,988
   Deferred income taxes ..................................................                6,438          5,551
   Prepaid expenses and other .............................................                  233            197
                                                                                    ------------   ------------
                  Total current assets ....................................               75,084        143,760
Property and equipment, net ...............................................               27,022         31,715
Intangible assets, net ....................................................               82,216        123,317
Deferred income taxes .....................................................                  --           1,440
Other .....................................................................                2,989          1,951
                                                                                    ------------   ------------
                                                                                    $    187,311   $    302,183
                                                                                    ============   ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ......................................         $      2,372   $      1,530
   Accounts payable .......................................................                5,010          5,373
   Accrued expenses .......................................................               25,850         37,503
                                                                                    ------------   ------------
                  Total current liabilities ...............................               33,232         44,406
                                                                                    ------------   ------------
Long-term debt ............................................................                  215            452
                                                                                    ------------   ------------
Other long-term liabilities ...............................................                  697            789
                                                                                    ------------   ------------
Deferred income taxes .....................................................                1,981             --
                                                                                    ------------   ------------
Commitments and contingencies (Note 10)
Shareholders' equity:
   Common stock, no par value, 60,000 shares authorized, 33,258 and 35,902
     shares issued and outstanding ........................................                   --             --
   Additional paid-in capital .............................................              136,603        200,205
   Retained earnings ......................................................               14,536         55,918
   Unrealized gain on marketable securities ...............................                  585            704
   Deferred compensation ..................................................                 (538)          (291)
                                                                                    -------------  ------------
                  Total shareholders' equity ..............................              151,186        256,536
                                                                                    ------------   ------------
                                                                                    $    187,311   $    302,183
                                                                                    ============   ============




        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)


                                                                                    Year Ended December 31
                                                                            -------------------------------------
                                                                                1997         1998          1999
                                                                            ----------   ----------    ----------
Revenues ............................................................       $  216,158   $  271,655    $  330,008
Costs and expenses:
   Cost of revenues .................................................          169,235      209,587       238,180
   Selling, general and administrative ..............................           14,362       16,061        11,763
   Depreciation .....................................................           10,339       12,697        12,000
   Amortization of intangible assets ................................            5,652        3,757         5,333
   Transaction costs and restructuring charges ......................            2,075       18,221        (2,648)
                                                                            ----------   ----------    ----------
         Total costs and expenses ...................................          201,663      260,323       264,628
                                                                            ----------   ----------    ----------
Operating income ....................................................           14,495       11,332        65,380
Gain on sale of securities ..........................................               --           --           309
Interest income (expense), net ......................................             (469)         325         1,955
                                                                            -----------  ----------    ----------
Income before income taxes ..........................................           14,026       11,657        67,644
Income tax provision ................................................            5,293        8,472        27,439
                                                                            ----------   ----------    ----------
Net income ..........................................................       $    8,733   $    3,185    $   40,205
                                                                            ==========   ==========    ==========

Basic net income per common share....................................       $     0.28   $     0.10    $     1.14
                                                                            ==========   ==========    ==========

Diluted net income per common share..................................       $     0.26   $     0.09    $     1.09
                                                                            ==========   ==========    ==========




        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                                              Unrealized
                                             Common Stock             Additional               Gain on
                                        ------------------------      Paid-in      Retained   Marketable      Deferred
                                         Shares         Amount        Capital      Earnings   Securities    Compensation      Total
                                         ------         ------        -------      --------   ----------    ------------      -----


BALANCE, DECEMBER 31, 1996 ...........   31,428     $       --     $  115,978    $    4,732   $       --    $     --     $  120,710
   Net income ........................       --             --             --         8,733           --          --          8,733
   Exercise of Common stock options
     and warrants, including tax
     benefit .........................      759             --          3,455           --            --          --          3,455
   Issuance of Common stock, net of
     expenses ........................       33             --            251           --            --          --            251
   Distributions .....................       --             --            --         (1,100)          --          --         (1,100)
   Purchase and retirement of Common
     stock, at cost ..................      (82)            --           (676)          --            --          --           (676)
                                        --------    -----------    ----------   ----------   ----------    ---------    -----------

BALANCE, DECEMBER 31, 1997 ...........   32,138             --        119,008        12,365           --          --        131,373
   Comprehensive income
     Net income ......................                                                3,185           --                      3,185
     Unrealized gain on available for
       sale securities, net of tax ...                                                  --           585                        585
                                                                                 ----------    ---------                 ----------
       Total comprehensive income                                                     3,185          585                      3,770
   Exercise of Common stock options
     and warrants, including tax
     benefit .........................      917             --          9,662           --           --           --          9,662
   Issuance of Common stock, net of
     expenses ........................      203             --          1,701           --           --           --          1,701
   Distributions .....................       --             --            --         (1,014)         --           --         (1,014)
   Grant of common stock options below
     fair value ......................       --             --          1,078           --           --       (1,078)           --
   Amortization of deferred
     compensation ....................       --             --            --            --           --          540            540
   Cash paid to dissenting
     stockholders in
     pooling-of-interests transaction        --             --         (1,438)          --           --           --         (1,438)
   Transaction costs paid by acquired
     company stockholder .............       --             --          1,540           --           --           --          1,540
   Income tax asset recognized in
     pooling of interests transaction        --             --          5,052           --           --           --          5,052
                                        -------     -----------    ----------     ----------   ----------    ---------    ----------

BALANCE, DECEMBER 31, 1998............   33,258             --        136,603        14,536         585         (538)       151,186

  Comprehensive income
     Net income ......................                                               40,205          --                      40,205
     Change in unrealized gain on
       available for sale securities,
       net of tax.....................                                                  --          119                         119
                                                                                 ----------   ----------                 ----------
       Total comprehensive income ....                                               40,205         119                      40,324
   Exercise of Common stock options
     and warrants, including tax
     benefit .........................    1,153             --         18,812           --           --           --         18,812
   Income tax asset recognized in
     pooling-of-interests transaction        --             --          1,187           --           --           --          1,187
   Issuance of Common stock in
     connection with business
     acquisitions ....................      171             --          1,256           --           --           --          1,256
   Admustment for immaterial
     poling-of-interests transaction..       --             --            --          1,177          --           --          1,177
   Amortization of deferred
     compensation ....................       --             --            --            --           --           247           247
    Issuance of common stock, net of
     expenses.........................    1,320             --         42,347           --           --           --         42,347
                                        -------     ----------    -----------    ----------   ----------    ---------    ----------

BALANCE, DECEMBER 31, 1999............   35,902     $       --    $   200,205    $   55,918   $      704    $   (291)    $  256,536
                                        =======     ==========    ===========    ==========   ==========    ==========   ==========

        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                         Year Ended December 31
                                                                                ---------------------------------------
                                                                                    1997          1998          1999
                                                                                -----------   -----------   -----------
OPERATING ACTIVITIES:
   Net income ...........................................................       $     8,733   $     3,185   $    40,205
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Depreciation and amortization ....................................            15,991        16,454        17,333
       Gain on sale of securities .......................................                --            --          (309)
       Amortization of deferred compensation ............................                --           540           247
       Deferred income tax benefit ......................................              (200)       (3,213)       (1,471)
       Loss on disposal of property and equipment .......................               223            --            --
       Transaction costs paid by acquired company stockholder ...........                --         1,540            --
       Changes in assets and liabilities, excluding
         effects of acquisitions and divestitures--
           Accounts receivable, net .....................................            (7,230)      (10,345)      (15,685)
           Prepaid expenses and other ...................................               631            97           186
           Other assets .................................................              (362)           65         1,031
           Accounts payable .............................................               543          (767)          183
           Accrued expenses .............................................             3,175        15,729        18,420
           Other long-term liabilities ..................................               (87)         (433)           92
                                                                                -----------   -----------   -----------
                  Net cash provided by operating activities .............            21,417        22,852        60,232
                                                                                -----------   -----------   -----------
INVESTING ACTIVITIES:
   Purchases of property and equipment ..................................           (13,716)      (14,027)      (14,169)
   Acquisitions, net of cash acquired ...................................            (5,628)       (5,839)      (48,405)
   Purchase of investments...............................................                --            --          (472)
   Proceeds from sale of securities and investments......................               973         4,003           781
                                                                                -----------   -----------   -----------
                  Net cash used in investing activities .................           (18,371)      (15,863)      (62,265)
                                                                                -----------   -----------   -----------
FINANCING ACTIVITIES:
   Repayments of long-term debt and subordinated payable ................            (3,757)      (10,006)       (2,834)
   Distributions ........................................................            (1,100)       (1,014)         (219)
   Proceeds from exercise of Common stock options and warrants ..........             1,785         5,065         9,316
   Net proceeds from issuance of Common stock ...........................               251           413        41,858
   Purchase and retirement of Common stock, at cost .....................              (676)           --            --
                                                                                -----------   -----------   -----------
                  Net cash (used in) provided by financing activities ...            (3,497)       (5,542)       48,121
                                                                                -----------   -----------   -----------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS .................................................              (451)        1,447        46,088
CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR ..............................................................            14,940        14,489        15,936
                                                                                -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR ..................................       $    14,489   $    15,936   $    62,024
                                                                                ===========   ===========   ===========




        The accompanying notes are an integral part of these statements.

                         MEDQUIST INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per-share amounts)


1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Basis of Presentation

MedQuist Inc. (the "Company" or "MedQuist") is the leading national provider of medical transcription services to the healthcare industry in the United States. MedQuist was incorporated in New Jersey in 1984 and reorganized in 1987. From 1995 through 1999, the Company completed 29 acquisitions, of which 23 were accounted for as purchase transactions and six were accounted for as pooling-of-interests. Accordingly, the accompanying financial statements have been retroactively restated to reflect the four material acquisitions accounted for under the pooling-of-interests method (see Note 2).

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

Revenue Recognition

The Company's revenue consists primarily of fees generated in the provision of medical transcription services. Fees for medical transcription services are based primarily on contracted rates, and revenue is recognized upon the rendering of services and delivery of transcribed reports. Revenues are also derived from coding services, interfacing fees, equipment rentals and referral fees and commissions from strategic partners. Revenues from these other sources are recognized as earned and are immaterial both individually and in the aggregate.

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per-share amounts)


1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

Pro Forma Presentation for Income Taxes

Prior to their pooling-of-interests mergers with the Company, two 1998 acquisitions were taxed as "S" Corporations. Accordingly, no tax provision is included in the accompanying financial statements related to their income prior to their respective acquisition dates. The following pro forma presentation sets forth the Company's income tax provision, net income and net income per share as if these two companies had been taxed as "C" Corporations for all periods presented.

                                                    Year Ended December 31
                                                      1997           1998
                                                   ---------       --------

Income before income taxes, as reported .........   $ 14,026       $ 11,657
Pro forma income tax provision ..................      5,975          8,766
                                                    --------       --------

Pro forma net income ............................   $  8,051       $  2,891
                                                    ========       ========
Pro forma net income per share:
     Basic ......................................   $   0.25       $   0.09
     Diluted ....................................   $   0.24       $   0.08

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less, consisting primarily of cash on deposit with banks. At December 31, 1997, cash and cash equivalents included a restricted certificate of deposit of $1,339 which was used to repay a note in January 1998. At December 31, 1999, cash and cash equivalents were restricted by a letter of credit of $1,400 which was used to repay a note in January 2000.

Investments

Included in other assets at December 31, 1998 and 1999, is a warrant to purchase common stock in Lernout and Hauspie, Inc. ("L&H"). The warrant has been classified as available-for-sale. Pursuant to SFAS No. 115, available-for-sale securities are carried at fair value, based on an estimate using the Black-Scholes option pricing model, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The unrealized gain, net of taxes, at December 31, 1998 and 1999 was $585 and $704, respectively.

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

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per-share amounts)


1.  BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

Intangible Assets

Intangible assets consist primarily of goodwill, customer lists, non-compete agreements and employee bases. The goodwill related to the May 1994 acquisition of Transcriptions, Ltd. is being amortized over 40 years. The goodwill related to subsequent acquisitions is being amortized over 20-30 years. Customer lists and employee bases are being amortized over 10-20 years and three to five years, respectively. Non-compete agreements are amortized over their terms, ranging from 1.5 years to four years.

Long-Lived Assets

Subsequent to its acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of the impairment will be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 1999, management believes that no revision to the remaining useful lives or write-down of long-lived assets is required.

Transaction Costs and Restructuring Charges

During 1997 and 1998, the Company incurred certain charges resulting from restructurings, transaction costs associated with pooling-of-interests acquisitions and expenses incurred in connection with MRC's terminated initial public offering. In 1999, the Company recognized income in connection with their revised estimate of the required reserves.

                                                   Year Ended December 31
                                             -----------------------------------
                                                 1997        1998        1999
                                             -----------  ----------  ----------

  Restructuring charges .....................  $ 2,075      $ 6,539    $ (2,333)
  Transaction costs associated with
    pooling-of-interests ....................       --       11,000        (315)
  Terminated initial public offering costs ..       --          682          --
                                               -------      -------    ---------

                                               $ 2,075      $18,221    $ (2,648)
                                               =======      =======    ========

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per-share amounts)


1.  BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

In December 1998, the Company's board of directors approved management's restructuring plan associated with the MRC merger. The plan related primarily to the closure of several redundant operating facilities as well as certain corporate offices in order to improve operating efficiencies. Costs associated with the plan of approximately $6,539 were recognized in 1998 in accordance with Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

The following table reflects the significant components of the restructuring charge for the year ended December 31, 1998:

      Non-cancelable leases .....................................    $ 3,835
      Severance .................................................      1,618
      Non-cancelable contracts and other exit costs .............      1,086
                                                                     -------

                                                                     $ 6,539
                                                                     =======

In 1999, the Company revised its estimate of the required reserves and reversed $2,333 of the 1998 restructuring charges as follows:

      Non-cancelable leases .....................................   $ (1,492)
      Severance .................................................       (182)
      Non-cancelable contracts and other exit costs .............       (659)
                                                                    --------

                                                                    $ (2,333)
                                                                    ========

The severance costs are attributable to 41 individuals from various levels of operational and senior management. As of December 31, 1998 and 1999, $0 and $437 of noncancelable leases had been paid, $567 and $1,290 of severance had been paid, and $410 and $427 of other restructuring costs had been paid. The consolidated balance sheets at December 31, 1998 and 1999 reflect $5,562 and $2,052 in accrued expenses related to the 1998 restructuring charge.

In 1997, MRC approved a separate management plan to close and/or merge several redundant operating facilities in order to further reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to non-cancelable leases, the disposition of fixed assets and employee severance costs. Costs associated with the plan of approximately $2,075 were recognized in 1997 in accordance with EITF 94-3. Included in this amount is approximately $705 for the disposal of assets and approximately $800 in severance and employee contract buy outs. The balance is primarily related to non-cancelable lease costs. The severance costs are attributable to eight individuals from various levels of operational and senior management. At December 31, 1998 and 1999, approximately $1,213 and $1,003, respectively, related to closed facility leases is included in accrued expenses.

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per-share amounts)


1.  BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

In 1998, the Company incurred the following transaction costs associated with business combinations accounted for using the pooling-of-interests method:

       Investment banker fees ....................................   $ 7,200
       Accounting, legal and other professional fees .............     2,260
       Broker fees ...............................................     1,540
                                                                     -------
                                                                     $11,000
                                                                     =======

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $678, $650 and $524 for the years ended December 31, 1997, 1998 and 1999, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred. Total research and development costs were approximately $550, $813 and $0 for the years ended December 31, 1997, 1998 and 1999, respectively.

Statements of Cash Flow Information

For the years ended December 31, 1997, 1998 and 1999, the Company paid interest of $1,027, $695 and $125, respectively, and income taxes of $3,162, $6,705 and $15,016, respectively. Capital lease obligations of $174, $98 and $0 were incurred on equipment leases entered into in 1997, 1998 and 1999, respectively. In 1998, convertible notes totaling $1,288 were converted into 172 shares of Common stock.

The following table displays the net noncash financing activities resulting from the Company's business acquisitions accounted for under the purchase method (see
Note 2):

                                                      Year Ended December 31
                                                    -------------------------
                                                     1997      1998      1999
                                                    -------   -------   ------

Noncash net assets acquired ......................  $ 8,965   $ 4,401  $ 51,388
Less-Seller notes and payables ...................   (3,337)       --    (1,757)
Common stock issued ..............................       --        --    (1,226)
Cash paid to dissenting stockholder
   in pooling transaction ........................       --     1,438        --
                                                    -------   -------   -------

    Net cash paid for business acquisitions ......  $ 5,628   $ 5,839  $ 48,405
                                                    =======   =======  ========

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

The table below sets forth the reconciliation of the numerators and denominators of the Company's basic and diluted income per share computations:


                                                              YEAR ENDED DECEMBER 31
                    --------------------------------------------------------------------------------------------------------
                                   1997                              1998                                1999
                    ----------------------------------   ---------------------------------   -------------------------------
                                                PER                                PER                                 PER
                       NET                     SHARE        NET                   SHARE        NET                    SHARE
                      INCOME      SHARES       AMOUNT     INCOME     SHARES       AMOUNT     INCOME      SHARES       AMOUNT
                    --------      ------       ------     ------     ------       ------     ------      ------       ------
Net income ......... $ 8,733      31,726      $ 0.28     $ 3,185     33,087      $ 0.10     $ 40,205     35,120       $ 1.14
Effect of dilutive
 securities ........     --        1,632       (0.02)         --      1,818       (0.01)          --      1,609        (0.05)
                     ------       ------      ------     -------     ------      ------     --------     ------       ------
Diluted net
 income ............ $ 8,733      33,358     $  0.26     $ 3,185     34,905      $ 0.09     $ 40,205     36,729       $ 1.09
                     =======      ======     =======     =======     ======      ======     ========     ======       ======


For the years ended December 31, 1997, 1998 and 1999, 1,961, 654 and 72 Common stock options and warrants were excluded from the diluted computation because their effect would be anti-dilutive.

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. Available-for-sale investments are also reflected at fair value in accordance with SFAS No. 115. The carrying amount of debt obligations approximates fair value at the balance sheet dates.

Comprehensive Income

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. The Company's comprehensive income consists of net income and unrealized holding gains on available-for-sale securities. The adoption of SFAS No. 130 had no impact on total shareholders' equity and is presented on the

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per-share amounts)


1.  BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

accompanying Consolidated Statements of Shareholders' Equity. During 1997, there were no other comprehensive items. For the years ended December 31, 1998 and 1999, the pre-tax unrealized gains on available-for-sale securities were $900 and $950, respectively, and the tax expense recorded on the unrealized gains were $315 and $246.

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

Recent Accounting Prouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hendging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this prouncement is expected to have no impact on the Company's financial position or results of operations.

Effective with the year ended December 31, 1999, the Company was subject to the provisions of Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and the amortization of such costs. SOP 98-5 provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities and organization costs to be charged to expense as incurred. The adoption of SOP 98-1 and SOP 98-5 did not have a material impact on the Company's financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  ACQUISITIONS

On May 28, 1998, the Company completed the acquisition of approximately 94% of the outstanding capital stock of Digital Dictation, Inc. ("DDI") and on July 31, 1998 acquired the remaining shares. The Company issued 912 shares of its common stock in exchange for all DDI shares. The acquisition was accounted for using the pooling-of-interests method of accounting.

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per-share amounts)


2.   ACQUISITIONS (CONTINUED)

On August 18, 1998, the Company completed the acquisition of Signal Transcriptions Network, Inc. ("Signal"), which was accounted for using the pooling-of-interests method of accounting. The Company issued 619 shares of its Common stock and approximately $1,400 in cash to a dissenting Signal stockholder in exchange for all Signal capital stock. Signal and the Company have elected to treat their merger as an asset purchase for income tax purposes. In connection with this election, the Company recorded a deferred tax asset of $5,052 that was credited directly to shareholders' equity to reflect the tax effect of goodwill that was recorded for tax purposes.

On November 30, 1998, the Company completed the acquisition of Transcriptions Ltd. of Florida, Inc. ("TLF"), which was accounted for using the pooling-of-interests method. The Company issued 800 shares of its Common stock for all TLF capital stock.

On September 18, 1998 the Company signed a definitive merger agreement with MRC, and on December 10, 1998, the merger was consummated. Pursuant to the agreement, the Company exchanged each share of MRC Common stock and each share of MRC Preferred stock on an as-converted basis for 0.5163 shares of its Common stock. In total, the Company issued 8,662 shares of its Common stock to the former MRC shareholders and options to purchase an aggregate of 1,543 shares to the former MRC option holders. The MRC merger was accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements have been restated to reflect the merger with MRC.


The Company's historical financial statements have been retroactively restated to reflect the acquisitions of DDI, Signal, TLF and MRC. Revenue and net income as previously reported for the years ended December 31, 1998 and 1997 and as restated for the pooling of interests transactions is as follows:

                                                         Year Ended
                                                     December 31, 1998
                                            -----------------------------------
                                              Revenues       Net Income (Loss)
                                            ------------    -------------------

MedQuist, as previously reported .........   $ 164,779(a)     $   (305)(a)
DDI ......................................       6,165(b)          253 (b)
Signal ...................................       5,281(b)          543 (b)
TLF ......................................       3,688(c)          522 (c)
MRC ......................................      91,742(c)        2,172 (c)
                                             ---------         --------
Restated .................................   $ 271,655         $  3,185
                                             =========         ========

(a) Includes DDI and Signal amounts from July 1, 1998, and TLF and MRC amounts from October 1, 1998, and includes $18,221 of pre-tax transaction and restructuring costs.
(b)  Reflects amounts from January 1, 1998 to June 30, 1998.
(c)  Reflects amounts from January 1, 1998 to September 30, 1998.

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per-share amounts)


2.  ACQUISITIONS -- (CONTINUED)

                                                         Year Ended
                                                     December 31, 1997
                                            -----------------------------------
                                              Revenues       Net Income (Loss)
                                            ------------    -------------------

MedQuist, as previously reported .........   $  84,495          $  7,731
DDI ......................................      10,026               616
Signal....................................       9,294             1,100
TLF ......................................       4,226               712
MRC ......................................     108,117            (1,326)
                                             ---------          --------
Restated .................................   $ 216,158          $  8,733
                                             =========          ========

Prior to their mergers with the Company, Signal and TLF were taxed as "S" Corporations. The above net income amounts do not include an aggregate "C" Corporation income tax provision for Signal and TLF of approximately $682 and $294 for the years ended December 31, 1997 and 1998, respectively (see Note 1).

From 1997 through 1999, the Company completed several smaller acquisitions accounted for using the purchase method and two acquisitions accounted for using the pooling-of-interests method. Pro forma information is not presented as these acquisitions are not material to the Company. Certain of the purchase acquisitions provide for additional consideration to be paid if net future billings to defined customers exceed specified contractual levels. These provisions expire in 2000 and 2001, and are generally payable on a quarterly basis. When the contingency is resolved and additional consideration is due, the Company will account for the payments as additional purchase price, and amortize the additional amount paid over the remaining life of the asset.

3.  PROPERTY AND EQUIPMENT

                                                             December 31
                                                     -------------------------
                                                        1998           1999
                                                     ----------     ----------

Furniture, equipment and software ..................  $ 52,571       $ 68,115
Leasehold improvements .............................     1,553          2,377
                                                      --------       --------
                                                        54,124         70,492
Less- Accumulated depreciation and amortization ....   (27,102)       (38,777)
                                                      --------       --------

                                                      $ 27,022       $ 31,715
                                                      ========       ========
4.  INTANGIBLE ASSETS

                                                             December 31
                                                     -------------------------
                                                        1998           1999
                                                     ----------     ----------

Goodwill ..........................................  $ 67,109        $ 86,884
Customer lists ....................................    22,640          44,607
Non-compete agreements ............................     3,405           6,576
Employee base .....................................     2,514           4,079
Other .............................................       150              37
                                                     --------        --------
                                                       95,818         142,183
Less- Accumulated amortization ....................   (13,602)        (18,866)
                                                     --------        --------

                                                     $ 82,216        $123,317
                                                     ========        ========

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per-share amounts)


5.  ACCRUED EXPENSES

                                                             December 31
                                                     -------------------------
                                                        1998           1999
                                                     ----------     ----------

Accrued payroll and related taxes ..................  $ 9,329        $ 14,673
Restructuring charges ..............................    6,775           3,056
Income taxes payable ...............................    1,019           5,757
Other ..............................................    8,727          14,017
                                                      -------        --------

                                                      $25,850        $ 37,503
                                                      =======        ========


6.  LONG-TERM DEBT

                                                             December 31
                                                     -------------------------
                                                        1998           1999
                                                     ----------     ----------
Note payable to former shareholders of
   acquired business, repaid in 1999 ...............  $ 2,000        $     --
Subordinated promissory note, due
   January 2000 ....................................       --           1,400
Subordinated promissory notes, due
   December 2001 ...................................       --             357
Capital lease obligations ..........................      468             175
Other ..............................................      119              50
                                                      -------        --------
                                                        2,587           1,982
Less- current portion ..............................   (2,372)         (1,530)
                                                      -------        --------

                                                      $   215        $    452
                                                      =======        ========

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

In addition to acquisitions, the revolver can be used for working capital and general corporate purposes. To the extent any amounts under the revolver are repaid, other than acquisition term loans, the Company may reborrow such amounts. The credit facility requires the Company to maintain certain financial and non-financial covenants, including limitations on capital expenditures and dividends. For the year ended December 31, 1997, 1998 and 1999, the Company did not incur any interest expense on the revolving credit facility, as there were no borrowings on the credit facility.

In connection with MRC's acquisition of Medical Records Corp., MRC entered into a note agreement with a bank. The note was for $7,000 with an interest rate of LIBOR plus 1.65%, which totaled approximately 7.3% at December 31, 1997. The note was secured by substantially all of MRC's assets. The agreement requires the payment of interest quarterly along with equal monthly principal payments of $117 through September 2001. The note was repaid in 1998.

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per-share amounts)


6.  LONG-TERM DEBT -- (CONTINUED)

Also, in connection with the acquisition of Medical Records Corp., MRC issued seven year, 8% unsecured notes to the former shareholders totaling $2,000. The notes required the payment of interest quarterly, with annual principal payments of $500 beginning in July 2000. The Company repaid these notes in 1999.

In January 1998, subordinated convertible 6% promissory notes in the amount of $1,288 were converted into 172 shares of Common stock at a conversion price of $7.48 per share.

Long-term debt maturities as of December 31, 1999, are as follows:

                       2000 ...................  $  1,530
                       2001 ...................       443
                       2002 ...................         9
                       2003 ...................        --
                                                 --------
                                                 $  1,982
                                                 ========

7.  SHAREHOLDERS' EQUITY

In May 1999, the Company consummated a secondary public offering of its Common stock, selling 800 shares at a price of $33.63 per share. In June 1999, the underwriters exercised their overallotment option for an additional 505 shares. After deducting the underwriters' discount and offering expenses, the net proceeds to the Company were $41,858.

In connection with the sale of equity securities to certain investors in 1992 and 1993, warrants to purchase Common stock at $12.69 per share were issued by MRC. The warrants were fully vested and exercisable at the date of issuance and permitted conversion into Common stock at specified prices during specified periods. The fair value of the warrants at the date of grant was de minimis and therefore no compensation expense has been recorded in the accompanying financial statements. During 1998, 157 warrants were exercised and 37 were cancelled. At December 31, 1999, no warrants were outstanding.

8.  STOCK OPTION PLANS

The Company has six stock option plans that provide for the granting of options to purchase shares of Common stock to eligible employees (including officers) and nonemployee directors of the Company. Options may be granted at fair market value of the Common stock or at a price determined by a committee of the Company's board of directors. The stock options vest and are exercisable over periods determined by the committee.

In February 1998, MRC granted 165 stock options to employees with exercise prices below the fair market value of their Common stock. Accordingly, MRC recorded deferred compensation totaling $1,078, of which $540 and $247 was amortized to expense in 1998 and 1999, respectively.

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per-share amounts)


8.  STOCK OPTION PLANS -- (CONTINUED)

Information with respect to the Company's common stock options is as follows:

                                                     Option Price     Aggregate
                                         Shares       Per Share       Proceeds
                                        --------   ---------------- -----------
Outstanding, December 31, 1996 ........  3,823     $ 1.14 - 10.48     $ 17,460
   Granted ............................  1,240       5.21 - 16.49       13,345
   Exercised ..........................   (533)      1.56 - 10.42       (1,018)
   Canceled ...........................   (193)      3.17 -  8.67         (412)
                                        ------     --------------     --------

Outstanding, December 31, 1997 ........  4,337       1.14 - 16.49       29,375
   Granted ............................  1,015       5.21 - 31.19       26,012
   Exercised ..........................   (760)      1.14 - 16.49       (1,887)
   Canceled ...........................   (159)      5.21 - 25.63         (391)
                                        ------     --------------     --------

Outstanding, December 31, 1998 ........  4,433       1.34 - 31.19       53,109
   Granted ............................     91      28.31 - 44.00        3,365
   Exercised .......................... (1,153)      1.34 - 31.19       (9,316)
   Canceled ...........................   (202)      5.21 - 31.19       (4,253)
                                        ------     --------------     --------

Outstanding, December 31, 1999 ........  3,169     $ 1.34 - 31.19     $ 42,905
                                        ======     ==============     ========

At December 31, 1999, there were 1,691 exercisable options with an aggregate exercise price of $16,275 and 605 additional options available for grant under the plans.

The options outstanding and exercisable by exercise price at December 31, 1999 are as follows:

                                                 Weighted
                                                  Average            Weighted                                Weighted
       Range Of                                  Remaining            Average                                Average
       Exercise                Number           Contractual          Exercise              Number            Exercise
        Prices              Oustanding             Life                Price             Exercisable          Price
   ---------------        ---------------    -----------------    --------------      ---------------      -------------
   $ 0.00 - $4.99               615                 5.3              $   2.87                455             $   2.85
     5.00 -  9.97               757                 6.0                  6.63                506                 6.69
     9.98 - 14.96               993                 7.3                 12.32                541                11.98
    14.97 - 19.95                10                 7.9                 16.46                  3                16.09
    19.96 - 24.93               153                 8.5                 22.66                 75                22.22
    24.94 - 29.92                42                 8.6                 25.63                 10                25.63
    29.93 - 34.91               527                 8.5                 31.14                101                31.12
    34.92 - 39.90                57                 9.3                 37.60                 --                   --
    39.91 - 44.89                15                 9.6                 41.83                 --                   --
                             ------                ----              --------              -----             -------

                              3,169                 6.9              $  13.54              1,691             $  9.63
                             ======                ====              ========              =====             =======


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

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per-share amounts)


8.   STOCK OPTION PLANS -- (CONTINUED)

                                                      Year Ended December 31
                                                 ------------------------------
                                                    1997       1998      1999
                                                 ----------  --------  --------
      Net income:
         As reported ..........................   $ 8,733    $ 3,185   $ 40,205
         Pro Forma ............................      7,613      1,705    35,945
      Basic net income per share:
         As reported ..........................        .28        .10      1.14
         Pro forma ............................        .24        .05      1.02
      Diluted net income per share:
         As reported ..........................        .26        .09      1.09
         Pro forma ............................        .23        .05      0.98

The fair value of the options granted is estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%, volatility of 50.0%-55.0%, risk-free interest rates of 4.5% to 8.0%, and an expected life of five years. The above pro forma amounts may not be indicative of future amounts because option grants prior to January 1, 1995 have not been included and because future option grants are expected.

9.  INCOME TAXES

The income tax provision consists of the following:

                                                      Year Ended December 31
                                                 ------------------------------
                                                    1997       1998      1999
                                                 ----------  --------  --------
Current:
   State and local .............................  $ 1,176    $ 1,596   $  4,256
   Federal .....................................    4,317     10,089     24,654
                                                  -------    -------   --------

                                                    5,493     11,685     28,910
Deferred .......................................     (200)    (3,213)    (1,471)
                                                  -------    -------   --------

                                                  $ 5,293    $ 8,472   $ 27,439
                                                  =======    =======   ========

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                      Year Ended December 31
                                                 ------------------------------
                                                    1997       1998      1999
                                                 ----------  --------  --------

Statutory federal income tax rate ...............    35.0%      35.0%     35.0%
Non-deductible merger costs .....................      --       30.8      (0.2)
State income taxes, net of federal benefit ......     3.0        3.7       4.1
Impact of Signal and TLF "S" Corporation status .    (4.9)      (4.4)       --
Other ...........................................     4.6        7.6       1.7
                                                    -----      -----     -----
                                                     37.7%      72.7%     40.6%
                                                    =====      =====     =====

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per-share amounts)


9.  INCOME TAXES (CONTINUED)

Signal and TLF were taxed as an "S" Corporation prior to their mergers with MedQuist. Accordingly, the former Signal and TLF shareholders were taxed individually on their companies' taxable income. Therefore, no tax provision is included in the accompanying supplemental financial statements related to Signal and TLF's net income (see Note 1).

The tax effected temporary differences that give rise to deferred income taxes are as follows:

                                                            December 31
                                                      -----------------------
                                                        1998           1999
                                                      --------       --------

       Deferred tax asset:
         Restructuring accruals .....................  $ 2,722       $    922
         Accruals and reserves ......................    3,716          7,703
         Accumulated amortization ...................    1,124          1,431
         Deferred compensation ......................      289            146
                                                       -------       --------
                    Total deferred tax assets .......    7,851         10,202
                                                       -------       --------

       Deferred tax liability:
         Accumulated depreciation ...................   (1,725)        (1,086)
         Marketable security ........................     (315)          (380)
         Other ......................................   (1,354)        (1,745)
                                                       -------       --------
                    Total deferred tax liabilities ..   (3,394)        (3,211)
                                                       -------       --------
       Net deferred tax asset .......................  $ 4,457       $  6,991
                                                       =======       ========

10. COMMITMENTS AND CONTINGENCIES

Rent expense for operating leases was $4,599, $5,618 and $5,410 for the years ended December 31, 1997, 1998 and 1999, respectively. Minimum annual rental commitments for noncancelable operating leases having terms in excess of one year as of December 31, 1999, are as follows:

                  2000 ........................  $  5,532
                  2001 ........................     4,055
                  2002 ........................     2,870
                  2003 ........................     1,598
                  2004 ........................       555
                  2005 and thereafter .........       302
                                                 --------

                                                 $ 14,912
                                                 ========

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per-share amounts)


10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has an employment agreement, as amended, with a former Chief Executive Officer who is currently a director of the Company. The agreement entitles this individual to receive retirement benefits of $75 per year for life plus certain other benefits, as defined. Included in other long-term liabilities is $457 and $781 at December 31, 1998 and 1999, respectively, related to these retirement benefits. The employment agreement also requires the Company to loan the former Chief Executive Officer's estate the necessary funds to exercise any options owned by the individual at the time of his death.

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

11.  EMPLOYEE BENEFIT PLANS

Savings Plan

The Company offers a savings plan under section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute up to 15% of their compensation on a pre-tax basis. The Company matches 50% of participant's contribution, up to 5% of the participant's total compensation. Effective October 1, 1996, the Company's matching contribution is made in the form of the Company's Common stock. The charge to operations for the Company's matching contributions was $80, $125 and $177 in 1997, 1998 and 1999, respectively. The Company issued approximately five thousand shares in 1997, 1998 and 1999, in connection with the Company's matching contribution.

MRC has two defined contribution 401(k) plans, covering substantially all employees. Eligible employees of MRC may contribute certain amounts of their annual compensation. During 1997, 1998 and 1999, MRC made matching contributions to the plans of $117, $114 and $98, respectively.

Stock Purchase Plan

All full-time employees except those who own five percent or more of the Voting stock of the Company are eligible to participate in the Company's Employee Stock Purchase Plan (SPP). The SPP provides that participants may authorize the Company to withhold up to 10% of their earnings for the purchase of the Company's Common stock. The purchase price of the Common stock is determined by the Compensation Committee but shall not be less than eighty-five percent of the fair market value of the Common stock. Through the SPP, five, 15 and eight common shares have been purchased in 1997, 1998 and 1999, respectively. The Company has not charged any amounts to expense, relating to the SPP, in any of the years presented, as amounts are immaterial to the financial statement as a whole.

                         MEDQUIST INC. AND SUBSIDIARIES

                    (in thousands, except per-share amounts)


12.  QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)



Year Ended December 31, 1998:                                           Three Months Ended
                                                  -------------------------------------------------------------------
                                                     March 31         June 30         September 30       December 31
                                                  -------------    -------------     --------------     -------------
Revenues ........................................   $ 63,915         $ 66,870          $ 69,005           $ 71,865
Income (loss) before income taxes ...............      6,214            6,327             6,155             (7,039)(a)
Net income (loss) ...............................      4,004            3,969             3,776             (8,564)(a)
Basic net income (loss) per share ...............       0.12             0.12              0.12              (0.24)(a)
Diluted net income (loss) per share .............       0.12             0.12              0.11              (0.24)(a)


Year Ended December 31, 1999:                                           Three Months Ended
                                                  --------------------------------------------------------------------
                                                     March 31         June 30         September 30       December 31
                                                  -------------    -------------     --------------     -------------

Revenues ........................................   $ 75,658         $ 79,983          $ 86,001           $ 88,366
Income before income taxes ......................     11,991           15,043            18,462             22,148
Net income ......................................      7,056            8,875            10,986             13,288
Basic net income per share ......................       0.21             0.25              0.31               0.37
Diluted net income per share ....................       0.20             0.24              0.29               0.36


(a) Net loss recorded as a result of transaction costs and restructuring charges.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To MedQuist Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of MedQuist Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated February 8, 2000. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The Schedule on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to auditing procedures applied in the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                             /s/ Arthur Andersen LLP


Philadelphia, PA
  February 8, 2000

                         MEDQUIST INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS



                                                Balance at      Charged to      Charged to      Write-offs     Balance at
                                                beginning       costs and         other          and cash        end of
                                                of period       expenses         Accounts        Payments        period
                                              -------------   ------------    -------------   -------------   ----------
Allowance for Doubtful Accounts
   Year ended December 31, 1997 .............   $ 1,072         $    812         $   20          $   606        $ 1,298
   Year ended December 31, 1998 .............     1,298            1,217             --              241          2,274
   Year ended December 31, 1999 .............     2,274            3,149            648 (b)        2,512          3,559

Accrued Restructuring Costs:
   Year ended December 31, 1997 .............   $   870         $  2,075         $ (289)(a)      $   923        $ 1,733
   Year ended December 31, 1998 .............     1,733            6,539             --            1,497          6,775
   Year ended December 31, 1999 .............     6,775           (2,333)            --            1,386          3,056


(a)  Reclassified to other long-term liabilities.
(b)  Assumed in business acquisitions accounted for as purchase transactions.