Form 10-Q
period 2000-03-31
MEDQUIST INC
filed 2000-05-11
CIK 884497

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549

                                    Form 10-Q

                              --------------------

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

For the quarterly period                               Commission file number
ended March 31, 2000                                   0-19941


                                  MedQuist Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                             22-2531298
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


               Five Greentree Centre, Suite 311, Marlton, NJ       08053
              ------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)


                                 (856) 810-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__       No ____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 35,427,861 shares of common stock, no par value, as of May 8, 2000.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.           FINANCIAL INFORMATION                                                                      PAGE NO.
-------           ---------------------                                                                      --------
Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets at March 31, 2000 (Unaudited) and
                  December 31, 1999                                                                               1

                  Consolidated Statements of Income for the three months ended March 31, 2000                     2
                  and 1999 (Unaudited)

                  Consolidated Statements of Cash Flows for the three months ended March 31, 2000
                  and 1999 (Unaudited)                                                                            3

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                                4

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations           6

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                       9

                  Special Note Concerning Forward Looking Statements                                             10

PART II.          OTHER INFORMATION
-------           -----------------

Item 1.           Legal Proceedings                                                                              11

Item 2.           Changes in Securities and Use of Proceeds                                                      11

Item 3.           Defaults upon Senior Securities                                                                11

Item 4.           Submission of Matters to a Vote of Security Holders                                            11

Item 5.           Other Information                                                                              11

Item 6.           Exhibits and Reports on Form 8-K                                                               11

SIGNATURE                                                                                                        12
---------

                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       March 31,        December 31,
                                                                         2000              1999
                                                                       ---------         ---------
                                                                      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                            $  52,529         $  62,024
  Accounts receivable, net of allowance  of $3,562 and $3,559             79,188            75,988
  Prepaid expenses and other current assets                                6,591             5,748
                                                                       ---------         ---------
       Total current assets                                              138,308           143,760

Property and equipment - net                                              32,165            31,715

Other assets                                                               2,209             3,391

Intangible assets - net                                                  125,804           123,317
                                                                       ---------         ---------
                                                                       $ 298,486         $ 302,183
                                                                       =========         =========

Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt                                    $      90         $   1,530
  Accounts payable                                                         5,495             5,373
  Accrued expenses                                                        36,289            37,503
                                                                       ---------         ---------
       Total current liabilities                                          41,874            44,406

Long-term debt                                                               403               452

Other liabilities                                                            765               789
Shareholders' equity:
  Common stock, no par value, 60,000 shares authorized,
      35,376 and 35,902  issued and  outstanding                              --                --
  Additional paid-in capital                                             185,544           200,205
  Retained earnings                                                       70,150            55,918
  Unrealized gain on marketable security                                      --               704
  Deferred compensation                                                     (250)             (291)
                                                                       ---------         ---------
       Total shareholders' equity                                        255,444           256,536
                                                                       ---------         ---------
                                                                       $ 298,486         $ 302,183
                                                                       =========         =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)



                                                     THREE MONTHS ENDED
                                                          March 31,
                                                 --------------------------
                                                  2000               1999
                                                 -------            -------

Revenue                                          $92,512            $75,657
                                                 -------            -------
Costs and expenses:
  Cost of revenue                                 65,146             56,882
  Selling, general and administrative              2,863              3,314
  Depreciation                                     3,423              2,602
  Amortization of intangible assets                1,787                952
                                                 -------            -------
      Total Operating Expenses                    73,219             63,750
                                                 -------            -------
Operating income                                  19,293             11,907
Other income:
  Gain on sale of securities                       3,675                 --
  Interest  income                                   752                 84
                                                 -------            -------
Income before income taxes                        23,720             11,991
Income tax provision                               9,488              4,934
                                                 -------            -------
Net income                                       $14,232            $ 7,057
                                                 =======            =======
Basic net income per common share                $  0.40            $  0.21
                                                 =======            =======
Diluted net income per common share              $  0.39            $  0.20
                                                 =======            =======






     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      -----------------------------
                                                                                        2000                1999
                                                                                      --------             --------
Operating activities:
     Net income                                                                       $ 14,232             $  7,057
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       5,210                3,554
     Gain on sale of securities                                                         (3,675)                  --
     Amortization of deferred compensation                                                  41                   62
     Changes in assets and liabilities:
        Accounts receivable, net                                                        (3,065)              (3,702)
        Prepaid expenses and other current assets                                         (463)                (113)
        Other assets                                                                        --                  379
        Accounts payable                                                                   122               (1,159)
        Accrued expenses                                                                  (701)               3,645
        Other liabilities                                                                  (24)                 (48)
                                                                                      --------             --------
     Net cash provided by operating activities                                          11,677                9,675
                                                                                      --------             --------
Investing activities:
     Purchases of property and equipment, net                                           (3,795)              (2,346)
     Purchase of investments                                                              (728)                  --
     Sale of investments, net                                                            4,403                   --
     Cash acquired in business acquisition                                                  --                  350
     Acquisitions, net of cash acquired                                                 (4,432)                  --
                                                                                      --------             --------
     Net cash used in investing activities                                              (4,552)              (1,996)
                                                                                      --------             --------
Financing activities:
     Repayments of long-term debt                                                       (1,489)              (2,158)
     Proceeds from the exercise of common stock options                                    335                2,392
     Purchase and retirement of common stock, at cost                                  (15,466)                  --
                                                                                      --------             --------
     Net cash (used in) provided by financing activities                               (16,620)                 234
                                                                                      --------             --------
Net (decrease) increase in cash and cash equivalents                                    (9,495)               7,913

Cash and cash equivalents, beginning of period                                          62,024               15,936
                                                                                      --------             --------
Cash and cash equivalents, end of period                                              $ 52,529             $ 23,849
                                                                                      ========             ========
Supplemental disclosure of cash flow information:
     Cash paid during period for:
        Interest                                                                      $     14             $     73
                                                                                      ========             ========
        Income taxes                                                                  $  6,467             $    848
                                                                                      ========             ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
          (Unaudited - amounts in thousands, except per share amounts)


Note 1.  Basis of Presentation and Restructuring Changes

         The information set forth in these statements is unaudited. The information reflects all adjustments, that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. (the "Company"), and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended March 31, 2000 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

         From 1995 through March 31, 2000, we completed 31 acquisitions. Six acquisitions, including the acquisition of MRC, were accounted for as pooling of interests. Four of these acquisitions accounted for as pooling of interests were material and, accordingly, we restated our financial statements.

         In December 1998, the Company's board of directors approved management's restructuring plan associated with the MRC merger. Costs associated with the plan of approximately $6,539 were recognized in 1998 in accordance with Emerging Issues Task Force ("EIFT") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as follows:

         Non-cancelable leases..............................     $ 3,835
         Severance..........................................       1,618
         Non-cancelable contracts and other exist costs.....       1,086
                                                                 -------
                                                                 $ 6,539
                                                                 =======

         The plan related primarily to the closure of several redundant customer service centers as well as certain corporate offices in order to improve operating efficiencies. The plan was completed in 1999. The severance costs are attributable to 41 individuals from various levels of operational and senior management. As of March 31, 2000, $735 of non-cancelable leases had been paid, $1,306 of severance had been paid and $427 of other restructuring costs had been paid. The consolidated balance sheet at March 31, 2000 reflects $1,738 in accrued expenses related primarily to future lease obligations associated with the 1999 restructuring charge.

                                                                             Non-Cancelable
                                            Non-Cancelable                   Contracts and
                                                Leases         Severance    Other Exit Costs     Total
                                            --------------     ---------    ----------------     -----
1998 Restructure Charge                         $ 3,835         $ 1,618         $ 1,086         $ 6,539
Payments against Restructure Accrual:

         1998                                         0            (567)           (410)           (977)
         1999                                      (437)           (723)            (17)         (1,177)
         2000                                      (298)            (16)             --            (314)

Revision to estimate of 1998 restructure
   accrual, recorded in 1999:                    (1,492)           (182)           (659)         (2,333)
                                                -------         -------         -------         -------
1998 Restructure accrual balance, at
   December 31, 1999:                           $ 1,608         $   130         $     0         $ 1,738
                                                =======         =======         =======         =======

         In 1997, MRC approved a separate management plan to close and/or merge several redundant customer service centers in order to further reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to non-cancelable leases, the disposition of fixed assets and employee severance costs. Costs associated with the plan of approximately $2,075 were recognized in 1997 in accordance with EITF 94-3. Included in this amount was approximately $705 for the disposal of assets and approximately $800 in severance and employee contract buy outs. The balance was primarily related to non-cancelable lease costs. The severance costs were attributable to eight individuals from various levels of operational and senior management. At March 31, 2000 approximately $993 related to future lease obligations associated with MRC's restructuring charge is included in accrued expenses.

Note 2.  Acquisitions

         During 1999, we completed ten acquisitions accounted for using the purchase method and one immaterial acquisition accounted for using the pooling-of-interest method. Pro forma information is not presented as the acquisitions were not material to the Company.

         During 2000, we completed the purchase of the assets of two medical transcription companies. Pro forma information is not presented as the acquisitions were not material to the Company.

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

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

                                                               Three Months Ended March 31,
                                   ------------------------------------------------------------------------------
                                                  2000                                       1999
                                   -----------------------------------       ------------------------------------
                                     Net                     Per Share        Net                       Per Share
                                   Income        Shares        Amount        Income          Shares       Amount
                                   ------        ------      ---------       ------          ------     ---------
Basic                              $14,232       35,700        $0.40         $7,057          33,507        $0.21

Effect of dilutive
  Securities                            --        1,203        (0.01)            --           1,853        (0.01)
                                   -------       ------        -----         ------          ------        -----
Diluted                            $14,232       36,903        $0.39         $7,057          35,360        $0.20
                                   =======       ======        =====         ======          ======        =====

Note 4.  Shareholders' Equity

         In May 1999, we consummated a secondary public offering of our Common Stock, selling 800 shares at a price of $33.63 per share. In June 1999, the underwriters exercised their overallotment option for an additional 505 shares. After deducting the underwriter's discount and offering expenses, the net proceeds were $41,858.

         During the three months ended March 31, 2000, we repurchased 600,000 shares of our outstanding common stock for $15,466 at an average price of $25.78 per share. All common stock acquired was subsequently retired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         We are the leading national provider of medical transcription services. Substantially all of our revenue to date has been derived from the provision of medical transcription services. We also derive an insignificant amount of revenue from services other than traditional transcription services, such as coding revenue, interfacing fees, equipment rentals, referral fees and commissions from strategic partners. Fees for medical transcription services are based primarily on contracted rates and revenue is recognized upon the rendering of services and delivery of transcribed reports. Revenues from other sources are recognized when earned.

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

Results of Operations

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Income as a percentage of net revenue:

                                                      Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                   2000               1999
                                                  ------             ------
Revenue                                           100.0%             100.0%
Costs and expenses:
  Cost of revenue...........................        70.4              75.2
  Selling, general and administrative.......         3.1               4.4
  Depreciation..............................         3.7               3.4
  Amortization of intangible assets.........         1.9               1.3
                                                  ------             -----
  Operating income..........................        20.9              15.7
Gain on sale of securities..................         4.0                --
Interest Income.............................         0.8               0.1
                                                  ------             -----
Income before income taxes..................        25.7              15.8
Income tax provision........................        10.3               6.5
                                                  ------             -----
Net income .................................        15.4%              9.3%
                                                  ======             =====

Three Months Ended March 31, 2000

Revenue. Revenue increased 22.3% from $75.7 million for the three months ended March 31, 1999 to $92.5 million for the comparable 2000 period. The increase resulted from increased sales to existing customers, sales to new customers and additional revenue from acquisitions. The $16.8 million increase resulted from $12.4 million of core growth and $4.4 million from large acquisitions.

Cost of Revenue. Cost of revenue increased 14.5% from $56.9 million for the three months ended March 31, 1999 to $65.1 million for the comparable 2000 period and was directly related to the increase in revenue. As a percentage of revenues, cost of revenues decreased from 75.2% for the three months ended March 31, 1999 to 70.4% for the comparable 2000 period. The percentage decrease in cost of revenues primarily resulted from cost reductions associated from eliminating excess operational administrative support areas of MedQuist and MRC, and the consolidation of duplicative facilities.

Selling, General and Administrative. Selling, general and administrative expenses decreased 13.6% from $3.3 million for the three months ended March 31, 1999 to $2.9 million for the comparable 2000 period. As a percentage of revenues, selling, general and administrative expenses decreased from 4.4% for the three months ended March 31, 1999 to 3.1% for the comparable 2000 period. The decrease was due primarily to administrative staff reductions made in association with the merger with MRC, and our ability to spread the fixed portion of our overhead over a larger revenue base.

Depreciation. Depreciation expense increased 31.6% from $2.6 million for the three months ended March 31, 1999 to $3.4 million for the comparable 2000 period. As a percentage of revenues, depreciation increased from 3.4% for the three months ended March 31, 1999 to 3.7% for the comparable period in 2000. The increase was due to increased capital purchases late in 1999.

Amortization. Amortization of intangible assets was $1.8 million for the three months ended March 31, 2000 as compared to $952,000 for the comparable 1999 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions which were accounted for using the purchase method in 1999 and 2000.

Gain of Sale of Securities. During the three months ended March 31, 2000 we had a $3.6 million gain on the sale of securities resulting from the exercise of warrants to purchase Lernout & Hauspie stock and the subsequent sale of the stock.

Interest. We had net interest income of $84,000 for the three months ended March 31, 1999 and net interest income of $752,000 for the comparable 2000 period.

         In December 1998, our board of directors approved a restructuring plan associated with the MRC acquisition. In connection with the plan, we recorded a $6.5 million charge, of which $3.8 million related to non-cancelable lease obligations on duplicate facilities, $1.6 million related to employee severance and $1.1 million related to contract cancellations and other exit costs. We completed the restructuring in 1999. As of March 31, 2000, $735,000 of non-cancelable leases had been paid, $1.3 million of the employee severance and $427,000 in other restructuring costs had been paid. At March 31, 2000, $1.7 million is included in accrued expenses relating to the 1998 restructuring charge. See Note 1 of Notes to Condensed Consolidated Financial Statements.

         In 1997, MRC incurred a restructuring charge of $2.1 million related to the closure and consolidation of less profitable or redundant client service centers and other non-recurring acquisition and integration costs incurred in connection with MRC's acquisition of Medical Records Corp. As of March 31, 2000, $1.0 million related to closed facility leases remained in accrued expenses.

Liquidity and Capital Resources

         At March 31, 2000, we had working capital of $96.4 million, including $52.5 million of cash and cash equivalents. During the three months ended March 31, 2000, our operating activities provided cash of $11.7 million and during the three months ended March 31, 1999 our operating activities provided cash of $9.7 million. The increase is primarily due to increased net income in 2000, partially offset by a decrease in accrued expenses.

         During the three months ended March 31, 2000, we used cash in investing activities of $4.6 million, consisting primarily of $3.8 million of capital expenditures, $4.4 million for acquisitions accounted for under the purchase method, and $728,000 for the purchase of investments partially offset by $4.4 million in cash proceeds from the sale of these securities. During the three months ended March 31, 2000, we used cash for investing activities of $2.0 million, consisting primarily of $2.3 million of capital expenditures, partially offset by $350,000 in cash acquired in acquisitions.

         During the three months ended March 31, 2000, net cash used in financing activities was $16.6 million, consisting primarily of $15.5 million from the purchase and retirement of MedQuist stock, $1.5 million for repayment of long-term debt, partially offset by $335,000 in proceeds from the issuance of common stock, including option exercises and sales in connection with employee benefit plans. During the three months ended March 31, 1999, cash provided by financing activities was $234,000, consisting primarily of $2.2 million in repayments of debt, offset by $2.4 million in proceeds from the exercise of options and sales in connection with employee benefit plans.

         In May 1999, we consummated a secondary public offering of our Common Stock, selling 800 shares at a price of $33.63 per share. In June 1999, the underwriters exercised their overallotment option for an additional 505 shares. After deducting the underwriter's discount and offering expenses, the net proceeds were $41,858.

         On April 6, 2000, we made a $6.0 million investment in A-Life Medical, Inc. The investment represents approximately 19.2% ownership in A-Life Medical, Inc., a leader in advanced natural language processing technology for the medical industry.

         We believe that our cash and cash equivalents generated from operations and borrowing capacity will be sufficient to meet our current working capital and capital expenditure requirements.

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

         The following table provides information about our investment portfolio at March 31, 2000. For investment securities, the table presents principal amounts and related weighted average interest rates (dollars in thousands).

Cash and cash equivalents                   $52,529
  Average interest rate                        5.3%

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

                           Part II - Other Information



Item 1. -         Legal Proceedings                                                   - Not Applicable

Item 2. -         Changes in Securities and Use of Proceeds                           - Not Applicable

Item 3. -         Defaults upon Senior Securities                                     - Not Applicable

Item 4. -         Submission of Matters to a Vote of Security Holders                 - Not Applicable

Item 5. -         Other Information                                                   - Not Applicable

Item 6. -         Exhibits and Reports on Form 8-K

                  a)  Exhibits:

                      Financial Data Schedule                                                     27.0

                  b)  Report on Form 8-K was filed on February 2, 2000
                      regarding the announcement of an open market share repurchase program


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MedQuist Inc.
                                                Registrant

Date:  May 11, 2000                              By: /s/ John R. Emery
                                                     ---------------------------
                                                     John R. Emery
                                                     Chief Financial Officer