Form 10-Q
period 2000-06-30
MEDQUIST INC
filed 2000-08-11
CIK 884497

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                              --------------------

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                              --------------------

        For the quarterly period                   Commission file number
           ended June 30, 2000                           0-19941


                                  MedQuist Inc.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 New Jersey                                  22-2531298
       -------------------------------                   ------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)


               Five Greentree Centre, Suite 311, Marlton, NJ 08053
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (856) 810-8000
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)


         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__         No ____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock , as of the latest practicable date: 36,667,999 shares of common stock, no par value, as of August 9, 2000.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.           FINANCIAL INFORMATION                                                                   PAGE NO.
-------           ---------------------                                                                   --------
Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets at June 30, 2000 (Unaudited) and
                  December 31, 1999                                                                          1

                  Consolidated Statements of Income for the six months ended June 30, 2000                   2
                  and 1999 (Unaudited)

                  Consolidated Statements of Income for the three months ended June 30, 2000                 3
                  and 1999 (Unaudited)

                  Consolidated Statements of Cash Flows for the six months ended June 30, 2000
                  and 1999 (Unaudited)                                                                       4

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                           5

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations      8

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                 12

                  Special Note Concerning Forward Looking Statements                                        13


PART II.          OTHER INFORMATION
--------          -----------------

Item 1.           Legal Proceedings                                                                         14

Item 2.           Changes in Securities and Use of Proceeds                                                 14

Item 3.           Defaults upon Senior Securities                                                           14

Item 4.           Submission of Matters to a Vote of Security Holders                                       14

Item 5.           Other Information                                                                         15

Item 6.           Exhibits and Reports on Form 8-K                                                          15

SIGNATURE                                                                                                   16
---------

FINANCIAL DATA SCHEDULE
-----------------------

AUDIT COMMITTEE CHARTER
-----------------------

                          MEDQUIST INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    June 30,       December 31,
                                                                      2000             1999
                                                                   ----------      ------------
                                                                   (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                       $ 64,601           $ 62,024
    Accounts receivable, net of allowance of $3,566 and $3,559        72,063             75,988
    Prepaid expenses and other current assets                          7,468              5,748
                                                                    --------           --------
       Total current assets                                          144,132            143,760

Property and equipment - net                                          32,566             31,715

Other assets                                                           8,273              3,391

Intangible assets - net                                              124,624            123,317
                                                                    --------           --------

                                                                    $309,595           $302,183
                                                                    ========           ========

Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                                   $96           $  1,530
     Accounts payable                                                  5,050              5,373
     Accrued expenses                                                 35,023             37,503
                                                                    --------           --------
       Total current liabilities                                      40,169             44,406

Long-term debt                                                           414                452

Other liabilities                                                        746                789
Shareholders' equity:
     Common stock, no par value, 60,000 shares authorized,
         35,740 and 35,902 issued and  outstanding                                          --
     Additional paid-in capital                                      186,714            200,205
     Retained earnings                                                81,761             55,918
     Unrealized gain on marketable security                                -                704
     Deferred compensation                                              (209)              (291)
                                                                    --------           --------
       Total shareholders' equity                                    268,266            256,536
                                                                    --------           --------
                                                                    $309,595           $302,183
                                                                    ========           ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)



                                                    SIX MONTHS ENDED
                                                         June 30,
                                                ------------------------
                                                2000                1999
                                                ----                ----

Revenue                                     $183,501            $155,641
                                            --------            --------

Costs and expenses:
  Cost of revenue                            130,424             115,685
  Selling, general and administrative          5,591               6,158
  Depreciation                                 6,961               5,489
  Amortization of intangible assets            3,610               2,034
  Restructuring charges                      (1,013)                 ---
                                            -------              -------
      Total Operating Expenses               145,573             129,366
                                             -------             -------
Operating income                              37,928              26,275
Other income:
    Gain on sale of securities                 3,675                 309
    Interest income, net                       1,468                 450
                                               -----             -------
Income before income taxes                    43,071              27,034
Income tax provision                          17,228              11,102
                                              ------             -------
Net income                                   $25,843             $15,932
                                             =======             =======

Basic net income per common share             $ 0.73              $ 0.46
                                              ======              ======

Diluted net income per common share           $ 0.70              $ 0.44
                                              ======              ======



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDAIRIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                        THREE MONTHS ENDED
                                                            June 30,
                                                   ------------------------
                                                   2000                1999
                                                   ----                ----

Revenue                                           $90,989             $79,983
                                                  -------             -------

Costs and expenses:
Cost of revenue                                    65,278              58,803
Selling, general and administrative                 2,728               2,845
Depreciation                                        3,538               2,886
Amortization of intangible assets                   1,823               1,081
Restructuring charges                              (1,013)                ---
                                                  -------             -------
    Total Operating Expenses                       72,354              65,615
                                                  -------             -------
Operating income                                   18,635              14,368
Other income:
    Gain on sale of securities                        ---                 309
    Interest Income, net                              716                 366
                                                      ---                 ---
Income before income taxes                         19,351              15,043
Income tax provision                                7,740               6,168
                                                  -------             -------
Net income                                        $11,611             $ 8,875
                                                  =======             =======

Basic net income per common share                 $  0.33             $  0.25
                                                  =======             =======

Diluted net income per common share               $  0.31             $  0.24
                                                  =======             =======




      See Accompanying Notes to Condensed Consolidated Financial Statements

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                            SIX MONTHS
                                                                                               ENDED
                                                                                              June 30,
                                                                                         -------------------
                                                                                         2000           1999
                                                                                         ----           ----
Operating activities:
     Net income                                                                       $  25,843     $  15,932
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       10,571         7,523
     Gain on sale of securities                                                          (3,675)         (309)
     Amortization of deferred compensation                                                   82            --
     Changes in assets and liabilities:
       Accounts receivable, net                                                           4,163        (5,970)
       Prepaid expenses and other current assets                                         (1,340)         (670)
       Other assets                                                                          (3)          487
       Accounts payable                                                                    (323)         (938)
       Accrued expenses                                                                  (1,838)       14,137
       Other liabilities                                                                    (43)         (166)
                                                                                      ---------     ---------
     Net cash provided by operating activities                                           33,437        30,026
                                                                                      ---------     ---------

Investing activities:
     Purchases of property and equipment, net                                            (7,570)       (5,630)
     Purchase of investments                                                               (728)         (472)
     Investment in A-Life Medical, Inc.                                                  (6,049)          ---
     Proceeds from sale of securities                                                     4,403           781
     Acquisitions, net of cash acquired                                                  (5,237)      (33,734)
                                                                                      ---------     ---------
     Net cash used in investing activities                                              (15,181)      (39,055)
                                                                                      ---------     ---------

Financing activities:
     Repayments of long-term debt                                                        (1,512)       (2,248)
     Proceeds from common stock offering                                                    ---        41,858
     Proceeds from the exercise of common stock options                                   1,299         8,424
     Purchase and retirement of common stock, at cost                                   (15,466)          ---
                                                                                      ---------     ---------
     Net cash (used in) provided by financing activities                                (15,679)       48,034
                                                                                      ---------     ---------

Net  increase in cash and cash equivalents                                                2,577        39,005

Cash and cash equivalents, beginning of period                                           62,024        15,936
                                                                                      ---------     ---------

Cash and cash equivalents, end of period                                              $  64,601     $  54,941
                                                                                      =========     =========

Supplemental disclosure of cash flow information:
     Cash paid during period for:
       Interest                                                                       $      25     $      92
                                                                                      =========     =========
       Income taxes                                                                   $  12,819     $   2,436
                                                                                      =========     =========



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
                         ------------------------------
              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  June 30, 2000
                                  -------------
          (Unaudited - amounts in thousands, except per share amounts)


Note 1.  Basis of Presentation and Restructuring Changes
--------------------------------------------------------

         The information set forth in these statements is unaudited. The information reflects all adjustments, that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. (the "Company"), and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended June 30, 2000 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

         From 1995 through June 30, 2000, we completed 33 acquisitions. Six acquisitions, including the acquisition of MRC, were accounted for as pooling of interests. Four of these acquisitions accounted for as pooling of interests were material and, accordingly, we restated our financial statements.

         In December 1998, the Company's board of directors approved management's restructuring plan associated with the MRC merger. Costs associated with the plan of approximately $6,539 were recognized in 1998 in accordance with Emerging Issues Task Force ("EIFT") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as follows:

         Non-cancelable leases........................................   $ 3,835
         Severance....................................................     1,618
         Non-cancelable contracts and other exist costs...............     1,086
                                                                         -------
                                                                         $ 6,539
                                                                         =======

         The plan related primarily to the closure of several redundant customer service centers as well as certain corporate offices in order to improve operating efficiencies. The plan was completed in 1999. The severance costs are attributable to 41 individuals from various levels of operational and senior management. As of June 30, 2000, $841 of non-cancelable leases had been paid, $1,310 of severance had been paid and $427 of other restructuring costs had been paid. During the three months ended June 30, 2000, we revised our accrual estimates and $471 of the restructure accruals were reversed in connection with the revision. The consolidated balance sheet at June 30, 2000 reflects $1,157 in accrued expenses related primarily to future lease obligations associated with the 1998 restructuring charge.

                                                                               Non-Cancelable
                                             Non-Cancelable                    Contracts and
                                                 Leases         Severance     Other Exit Costs      Total
                                             --------------     ---------     ----------------      -----
1998 Restructure Charge                          $3,835          $1,618            $1,086          $ 6,539
Payments against Restructure accrual:

         1998                                         0            (567)             (410)            (977)
         1999                                      (437)           (723)              (17)          (1,177)
         2000                                      (404)            (20)              ---             (424)

Revision to estimate of 1998 restructure
   accrual, recorded in 1999:                    (1,492)           (182)             (659)          (2,333)

Revision to estimate of 1998 restructure
   accrual, recorded in 2000:                      (471)            ---               ---             (471)
                                                  -----          ------            ------          -------


1998 Restructure accrual balance, at
   June 30, 2000:                                $1,031          $  126            $    0          $ 1,157
                                                 ======          ======            ======          =======

         In 1997, MRC approved a separate management plan to close and/or merge several redundant customer service centers in order to further reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to non-cancelable leases, the disposition of fixed assets and employee severance costs. Costs associated with the plan of approximately $2,075 were recognized in 1997 in accordance with EITF 94-3. Included in this amount was approximately $705 for the disposal of assets and approximately $800 in severance and employee contract buy outs. The balance was primarily related to non-cancelable lease costs. The severance costs were attributable to eight individuals from various levels of operational and senior management. During the three months ended June 30, 2000, we revised our accrual estimates and $542 of the restructure accruals were reversed in connection with the revision. At June 30, 2000 approximately $435 related to future lease obligations associated with MRC's restructuring charge is included in accrued expenses.

Note 2.  Acquisitions
---------------------

         During 1999, we completed ten acquisitions accounted for using the purchase method and one immaterial acquisition accounted for using the pooling-of-interest method. Pro forma information is not presented as the acquisitions were not material to the Company.

         During 2000, we completed the purchase of the assets of four medical transcription companies. Pro forma information is not presented as the acquisitions were not material to the Company.

Note 3.  Net Income Per Common Share
------------------------------------

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

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

                                                                     Six Months Ended June 30,
                                        --------------------------------------------------------------------------------------------
                                                 2000                                                 1999
                                        -------------------------------------          ---------------------------------------------
                                         Net                        Per Share           Net                       Per Share
                                        Income        Shares         Amount            Income        Shares         Amount
                                        ------        ------        ---------          ------        ------       ---------
Basic                                  $25,843        35,584         $ 0.73            $15,932       $34,361        $ 0.46

Effect of dilutive Securities               --         1,411          (0.03)                --         1,746         (0.02)
                                       -------        ------         ------            -------       -------        ------

Diluted                                $25,843        36,995         $ 0.70             15,932        36,107        $ 0.44
                                       =======        ======         ======             ======        ======        ======


                                                           Three Months Ended June 30,
                                        --------------------------------------------------------------------------------------------
                                                 2000                                                 1999
                                        -------------------------------------          ---------------------------------------------
                                         Net                        Per Share           Net                        Per Share
                                        Income        Shares         Amount            Income          Shares       Amount
                                        ------        ------        ---------          ------          ------      ---------
Basic                                  $11,611        35,470         $ 0.33            $8,875         35,071        $0.25

Effect of dilutive Securities
                                            --         1,593          (0.02)                --         1,628        (0.01)
                                       -------        ------         ------            -------        ------        -----

Diluted                                $11,611        37,063         $ 0.31             $8,875        36,699        $0.24
                                       =======        ======         ======             ======        ======        =====

Note 4.  Shareholders' Equity
-----------------------------

         In May 1999, we consummated a secondary public offering of our Common Stock, selling 800 shares at a price of $33.63 per share. In June 1999, the underwriters exercised their overallotment option for an additional 505 shares. After deducting the underwriter's discount and offering expenses, the net proceeds were $41,858.

         During the six months ended June 30, 2000, we repurchased 600 shares of our outstanding common stock for $15,466 at an average price of $25.78 per share. All common stock acquired was subsequently retired.

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

Results of Operations
---------------------

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Income as a percentage of net revenue:

                                                      Six Months Ended                       Three Months Ended
                                                          June 30,                                June 30,
                                                 ------------------------------         ----------------------------
                                                   2000               1999                   2000           1999
                                                   ----               ----                   ----           ----
Revenue                                           100.0%             100.0%                 100.0%          100.0%
Costs and expenses:
  Cost of revenue...........................       71.1               74.3                   71.7            73.5
  Selling, general and administrative.......        3.0                4.0                    3.0             3.6
  Depreciation..............................        3.8                3.5                    3.9             3.6
  Amortization of intangible assets.........        2.0                1.3                    2.0             1.4
  Restructure charges.......................       (0.6)                --                   (1.1)             --
                                                   ----              -----                  -----           -----
  Operating income..........................       20.7               16.9                   20.5            17.9
Gain on sale of securities..................        2.0                0.2                     --             0.3
Interest income, net  ......................        0.8                0.3                    0.8             0.5
                                                   ----              -----                  -----           -----
Income before income taxes..................       23.5               17.4                   21.3            18.7
Income tax provision........................        9.4                7.1                    8.5             7.7
                                                   ----              -----                  -----           -----
Net income .................................       14.1%              10.3%                  12.8%           11.0%
                                                  =====              =====                  =====           =====

Six Months Ended June 30, 2000
------------------------------

Revenue. Revenue increased 17.9% from $155.6 million for the six months ended June 30, 1999 to $183.5 million for the comparable 2000 period. The increase resulted from increased sales to existing customers, sales to new customers and additional revenue from acquisitions. The $27.9 million increase resulted from $22.4 million of core growth and $5.5 million from large acquisitions.

Cost of Revenue. Cost of revenue increased 12.7% from $115.7 million for the six months ended June 30, 1999 to $130.4 million for the comparable 2000 period and was directly related to the increase in revenue. As a percentage of revenues, cost of revenue decreased from 74.3% for the six months ended June 30, 1999 to 71.1% for the comparable 2000 period. The percentage decrease in cost of revenue primarily resulted from ongoing and one time cost reductions associated with eliminating excess operational administrative support areas of MedQuist and MRC, and the consolidation of duplicative facilities, partially offset by an increase in transcriptionists payroll expense.

Selling,General and Administrative. Selling, general and administrative expenses decreased 9.2% from $6.2 million for the six months ended June 30, 1999 to $5.6 million for the comparable 2000 period. As a percentage of revenues, selling, general and administrative expenses decreased from 4.0% for the six months ended June 30, 1999 to 3.0% for the comparable 2000 period. The decrease was due primarily to administrative staff reductions made in association with the merger with MRC, and our ability to spread the fixed portion of our overhead over a larger revenue base

Depreciation. Depreciation expense increased 26.8% from $5.5 million for the six months ended June 30, 1999 to $7.0 million for the comparable 2000 period. As a percentage of revenues, depreciation increased from 3.5% for the six months ended June 30, 1999 to 3.8% for the comparable period in 2000. The increase was due to the increased capital purchases late in 1999.

Amortization. Amortization of intangible assets increased from $2.0 milion for the six months ended June 30, 1999 to $3.6 million for the comparable 2000 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions which were accounted for using the purchase method in 1999 and 2000.

Gain of Sale on Securities. During the six months ended June 30, 1999 and June 30, 2000 we had a $309,000 and $3.7 million gain respectively, on the sale of securities resulting from the exercise of warrants to purchase Lernout & Hauspie stock and the subsequent sale of the stock.

Interest. We had net interest income of $450,000 for the six months ended June 30, 1999 and net interest income of $1.5 million for the comparable 2000 period.

         In December 1998, our board of directors approved a restructuring plan associated with the MRC acquisition. In connection with the plan, we recorded a $6.5 million charge of which $3.8 million related to non-cancelable lease obligations on duplicate facilities, $1.6 million related to employee severance and $1.1 million related to contract cancellations and other exit costs. We completed the restructuring in 1999. As of June 30, 2000, $841,000 of non-cancelable leases had been paid, $1.3 million of the employee severance and $427,000 in other restructuring costs had been paid. During 1999 and the three months ended June 30, 2000, we revised our accrual estimates and $2.3 million and $471,000 respectively, of the restructure accrual were reversed in connection with the revision. At June 30, 2000, $1.2 million is included in accrued expenses relating to the 1998 restructuring charge. See Note 1 of Notes to Condensed Consolidated Financial Statements.

         In 1997, MRC incurred a restructuring charge of $2.1 million related to the closure and consolidation of less profitable or redundant client service centers and other non-recurring acquisition and integration costs incurred in connection with MRC's acquisition of Medical Records Corp. During the three months ended June 30, 2000, we revised our accrual estimates and $542,000 of the restructure accruals were reversed in connection with the revenue. As of June 30, 2000, $435,000 related to closed facility leases remained in accrued expenses.

Three Months Ended June 30, 2000
--------------------------------

Revenue. Revenue increased 13.8% from $80.0 million for the three months ended June 30, 1999 to $91.0 million for the comparable 2000 period. The increase resulted from increased sales to existing customers, sales to new customers and additional revenue from acquisitions. The $11.0 million increase resulted from $10.1 million of core growth and $900,000 from large acquisitions.

Cost of Revenue. Cost of revenue increased 11.0% from $58.8 million for the three months ended.

June 30, 1999 to $65.3 million for the comparable 2000 period and was directly related to the increase in revenue. As a percentage of revenues, cost of revenues decreased from 73.5% for the three months ended June 30, 1999 to 71.7% for the comparable 2000 period. The percentage decrease in cost of revenues primarily resulted from ongoing and one time cost reductions associated with eliminating excess operational administrative support areas of MedQuist and MRC, and the consolidation of duplicative facilities, partially offset by an increase in transcriptionists payroll expense.

Selling, General and Administrative. Selling, general and administrative expenses decreased 4.1% from $2.8 million for the three months ended June 30, 1999 to $2.7 million for the comparable 2000 period. As a percentage of revenues, selling, general and administrative expenses decreased from 3.6% for the three months ended June 30, 1999 to 3.0% for the comparable 2000 period. The decrease was due primarily to administrative staff reductions made in association with the merger with MRC, and our ability to spread the fixed portion of our overhead over a larger revenue base.

Depreciation. Depreciation expense increased 22.6% from $2.9 million for the three months ended June 30, 1999 to $3.5 million for the comparable 2000 period. As a percentage of revenues, depreciation increased from 3.6% for the three months ended June 30, 1999 to 3.9% for the comparable period in 2000. The increase was due to increased capital purchases late in 1999.

Amortization. Amortization of intangible assets increased from $1.1 million for the three months ended June 30, 1999 to $1.8 million for the comparable 2000 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions which were accounted for using the purchase method in 1999 and 2000.

Gain of Sale on Securities. During the three months ended June 30, 1999 and June 30, 2000 we had a $309,000 and $3.7 million gain respectively on the sale of securities resulting from the exercise of warrants to purchase Lernout & Hauspie stock and the subsequent sale of the stock.

Interest. We had net interest income of $366,000 for the three months ended June 30, 1999 and net interest income of $716,000 for the comparable 2000 period.


Liquidity and Capital Resources
-------------------------------

         At June 30, 2000, we had working capital of $104.0 million, including $64.6 million of cash and cash equivalents. During the six months ended June 30, 2000, our operating activities provided cash of $33.4 million and during the six months ended June 30, 1999 our operating activities provided cash of $30.1 million. The increase is primarily due to increased net income in 2000, partially offset by a decrease in accrued expenses and an increase in accounts receivable.

         During the six months ended June 30, 2000, we used cash in investing activities of $15.2 million, consisting primarily of $7.6 million of capital expenditures, $6.0 million investments in A-Life Medical, Inc., $5.2 million for acquisitions accounted for under the purchase method, and $728,000 for the purchase of securities partially offset by $4.4 million in cash proceeds from the sale of these securities. During the six months ended June 30, 1999, we used cash for investing activities of $39.1 million, consisting primarily of $5.6 million of capital expenditures, $33.7 million for acquisitions accounted for under the purchase method, $472,000 for the purchase of securities, partially offset by $781,000 in cash proceeds from the sale of these securities.

         During the six months ended June 30, 2000, net cash used in financing activities was $15.7 million, consisting primarily of $15.5 million from the purchase and retirement of MedQuist stock, $1.5 million for repayment of long-term debt, partially offset by $1.3 million in proceeds from the issuance of common stock, including option exercises and issuances in connection with employee benefit plans. During the six months ended June 30, 1999, cash provided by financing activities was $48.0 million, consisting primarily of $50.2 million in proceeds from the issuance of common stock and warrant exercises and issuances in connection with employee benefit plans, partially offset by $2.2 million in repayments of debt.

         In May 1999, we consummated a secondary public offering of our Common Stock, selling 800 shares at a price of $33.63 per share. In June 1999, the underwriters exercised their overallotment option for an additional 505 shares. After deducting the underwriter's discount and offering expenses, the net proceeds were $41,858.

         On April 6, 2000, we made a $6.0 million investment in A-Life Medical, Inc., a leader in advanced natural language processing technology for the medical industry.

         We believe that our cash and cash equivalents generated from operations and borrowing capacity will be sufficient to meet our current working capital and capital expenditure requirements.

Year 2000 Compliance
--------------------

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

Cash and cash equivalents                   $64,601
  Average interest rate                         5.6%

Special Note Concerning Forward Looking Statements
--------------------------------------------------

         Some of the information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We also have referred you to this note in other written or oral disclosures we have made. These statements include forward-looking language such as "will likely result," "may," "are expected to," "is anticipated," "estimated," "projected," "intends to," or other similar words. Our actual results are likely to differ, and could differ materially, from the results expressed in, or implied by, these forward-looking statements. There are many factors that could cause these forward-looking statements to be incorrect, including but not limited to the following risks: risks associated with (1) our ability to recruit and retain qualified transcriptionists; (2) inability to complete and assimilate acquisitions of businesses; (3) dependence on our senior management team; (4) the impact of new services or products on the demand for our services; (5) our dependence on a single line of business; (6) our ability to expand our customer base; (7) our ability to maintain our current growth rate in revenue and earnings; (8) the volatility of our stock price; (9) our ability to compete with others; (10) changes in law; (11) infringement on the proprietary rights of others; (12) our failure to comply with confidentiality requirements; (13) our customers' and suppliers' failure to be Year 2000 compliant; and (14) our various anti-takeover protections. When considering these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report, and should recognize that those forward-looking statements speak only as of the date made. MedQuist does not undertake any obligation to update any forward-looking statement included in this Form 10-Q or elsewhere.

                            Part II Other Information



Item 1. -  Legal Proceedings                                  - Not Applicable

Item 2. -  Changes in Securities and Use of Proceeds          - Not Applicable

Item 3. -  Defaults upon Senior Securities                    - Not Applicable

Item 4. -  Submission of Matters to a Vote of Security Holders

(a)        On May 31, 2000, the Company held its Annual Meeting of Shareholders.
           At that meeting, (a) The persons set forth below were elected to serve until the expiration of the terms indicated and (b) The Stock Option Plan of 1992 was amended to increase the number of shares of common stock for issuance thereunder by 750,000
           The number of votes cast for, against as well as abstentions and broken non-votes as to each such matter, including a separate tabulation with respect to each director nominee was as follows:

           Director                    Votes For       Votes Against
           --------                    ---------       -------------

           A. Fred Ruttenberg         26,275,783          117,194

           Edward L. Samek*           26,275,783          117,194

           R. Timothy Stack*          26,275,783          117,194

           James R. Emshoff*          25,042,233        1,350,744


           The term of office as a director continued after the meeting for the following persons (expiration in parentheses):

            William T. Carson, Jr.*  (2001)       John T. Casey*          (2001)
            Richard J. Censits*      (2001)       David A. Cohen          (2002)
            John A. Donohoe, Jr.     (2001)       Terrence J. Mulligan*   (2002)
            Richard H. Stowe         (2001)       John H. Underwood       (2002)

            *Resigned from the board upon completion of the purchase of 60% of the Company's fully diluted shares by Koninklijke Philips Electronics, N.V.

     (b)            Amendment to Stock Option Plan to increase number of shares:

                    21,956,755               For
                     4,056,676           Against
                       379,545         Abstained
                         1,000         Not Voted


Item 5. -         Other Information                              -Not Applicable

Item 6. -         Exhibits and Reports on Form 8-K

                  a)  Exhibits:

                      Financial Data Schedule                               27.0

                      Audit Committee Charter                               99.1

                  b) The Company filed Reports on Form 8-K on the following dates during the quarter for which this report is filed:

                       File Date        Item Reported
                       ---------        -------------
                       June 30, 2000    Expiration of Royal Philips tender offer

                       May 23, 2000     Certificate of Amendment to Articles of
                                                   Incorporation

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    MedQuist Inc.
                                                    Registrant

Date: 5/11/00                                       By:  /s/ John R. Emery
                                                         -----------------------
                                                         John R. Emery
                                                         Chief Financial Officer