Form 10-Q
period 2000-09-30
MEDQUIST INC
filed 2000-11-13
CIK 884497

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                -----------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                -----------------


For the quarterly period                             Commission file number
ended September 30, 2000                             0-19941


                                  MedQuist Inc.
                        -------------------------------
             (Exact name of registrant as specified in its charter)


       New Jersey                                         22-2531298
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification no.)


               Five Greentree Centre, Suite 311, Marlton, NJ 08053
               ---------------------------------------------------
               Address of principal executive offices) (Zip Code)


                                 (856) 810-8000
                     -------------------------------------
              (Registrant's telephone number, including area code)


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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 36,712,473 shares of common stock, no par value, as of November 8, 2000.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                        PAGE NO.
-------  ---------------------                                                                        --------
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at September 30, 2000 (Unaudited) and                                  1
         December 31, 1999

         Consolidated Statements of Income for the nine months ended September 30, 2000                     2
         and 1999 (Unaudited)

         Consolidated Statements of Income for the three months ended September 30, 2000                    3
         and 1999 (Unaudited)

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2000                 4
         and 1999 (Unaudited)

         Notes to Consolidated Financial Statements (Unaudited)                                             5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                         13

         Special Note Concerning Forward Looking Statements                                                13

PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings                                                                                 14

Item 2.  Changes in Securities and Use of Proceeds                                                         14

Item 3.  Defaults upon Senior Securities                                                                   14

Item 4.  Submission of Matters to a Vote of Security Holders                                               14

Item 5.  Other Information                                                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                                                  15

SIGNATURE                                                                                                  16
---------

FINANCIAL DATA SCHEDULE
-----------------------



                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                              September 30,     December 31,
                                                                  2000             1999
                                                                  ----             ----
                                                               (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                    $ 54,943          $ 62,024
   Cash equivalent with related party                             26,000                --
Accounts receivable, net of allowance of $3,612 and               75,103            75,988
      $3,559
   Prepaid expenses and other current assets                       7,749             5,748
                                                                --------          --------
       Total current assets                                      163,795           143,760

Property and equipment - net                                      34,354            31,715

Other assets                                                       8,317             3,391

Intangible assets - net                                          124,981           123,317
                                                                --------          --------

                                                                $331,447          $302,183
                                                                ========          ========
Liabilities and Shareholders' Equity

Current Liabilities:
   Current portion of long-term debt                            $     88            $1,530
   Accounts payable                                                4,397             5,373
   Accrued expenses                                               35,751            37,503
                                                                --------          --------
       Total current liabilities                                  40,236            44,406

Long-term debt                                                       393               452

Other liabilities                                                    727               789
Shareholders' equity:
   Common stock, no par value, 60,000 shares authorized,
        36,690 and 35,902 issued and outstanding                      --                --
   Additional paid-in capital                                    204,965           200,205
   Retained earnings                                              85,295            55,918
   Unrealized gain on marketable security                             --               704
   Deferred compensation                                            (169)             (291)
                                                                --------          --------
       Total shareholders' equity                                290,091           256,536
                                                                --------          --------
                                                                $331,447          $302,183
                                                                ========          ========



          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)




                                                                    NINE MONTHS ENDED
                                                                      September 30,
                                                                  2000             1999
                                                                  ----             ----
Revenue                                                         $274,149          $241,643
                                                                --------          --------

Costs and expenses:
   Cost of revenue                                               198,569           176,409
   Selling, general and administrative                             8,311             9,009
   Depreciation                                                   10,703             8,570
   Amortization of intangible assets                               5,467             3,636
   Restructuring charges                                          (1,013)               --
   Tender offer costs                                              6,255                --
                                                                --------          --------
       Total costs and expenses                                  228,292           197,624
                                                                --------          --------
Operating income                                                  45,857            44,019
Other income:
   Loss on sale of equipment                                          (3)               --
   Gain on sale of securities                                      3,675               309
   Interest income, net                                            2,650             1,168
                                                                --------          --------
Income before income taxes                                        52,179            45,496
Income tax provision                                              22,802            18,579
                                                                --------          --------
Net income                                                      $ 29,377          $ 26,917
                                                                ========          ========

Basic net income per common share                               $   0.80          $   0.77
                                                                ========          ========

Diluted net income per common share                             $   0.79          $   0.74
                                                                ========          ========





          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)



                                                                   THREE MONTHS ENDED
                                                                      September 30,
                                                                 2000              1999
                                                                 ----              ----
Revenue                                                        $90,648            $86,001
                                                               -------            -------
Costs and expenses:
   Cost of revenue                                              68,145             60,724
   Selling, general and administrative                           2,720              2,851
   Depreciation                                                  3,742              3,081
   Amortization of intangible assets                             1,857              1,601
   Restructuring charges                                            --                 --
   Tender offer costs                                            6,255                 --
                                                               -------            -------
       Total costs and expenses                                 82,719             68,257
                                                               -------            -------
Operating Income                                                 7,929             17,744
Other income:
       (Loss) on sale of equipment                                  (3)                --
       Interest income, net                                      1,183                718
                                                               -------            -------
Income before income taxes                                       9,109             18,462
Income tax provision                                             5,575              7,476
                                                               -------            -------
Net income                                                     $ 3,534            $10,986
                                                               =======            =======

Basic net income per common share                              $  0.10            $  0.31
                                                               =======            =======

Diluted net income per common share                            $  0.10            $  0.29
                                                               =======            =======




          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                                 NINE MONTHS ENDED
                                                                                                   September 30,
                                                                                              ----------------------
                                                                                                2000          1999
                                                                                              --------       -------
Operating activities:
   Net income                                                                                  $29,377       $26,917
   Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
   Depreciation and amortization                                                                16,170        12,206
   Gain on sale of securities                                                                   (3,675)         (309)
   Amortization of deferred compensation                                                           122            --
   Changes in assets and liabilities:
       Accounts receivable, net                                                                  1,123       (13,544)
       Prepaid expenses and other current assets                                                (1,621)         (210)
       Other assets                                                                                 (1)          994
       Accounts payable                                                                           (976)        1,036
       Accrued expenses                                                                           (485)       23,446
       Other liabilities                                                                           (62)         (295)
                                                                                               -------       -------
Net cash provided by operating activities                                                       39,972        50,241
                                                                                               -------       -------

Investing activities:
   Purchases of property and equipment, net                                                    (12,947)       (8,826)
   Purchase of investments                                                                        (728)         (472)
   Investment in A-Life Medical, Inc.                                                           (6,051)           --
   Proceeds from sale of securities                                                              4,403           781
   Acquisitions, net of cash acquired                                                           (7,628)      (37,487)
                                                                                               -------       -------
Net cash used in investing activities                                                          (22,951)      (46,004)
                                                                                               -------       -------

Financing activities:
   Repayments of long-term debt                                                                 (1,542)       (2,745)
   Proceeds from common stock offering, net                                                         --        41,858
   Proceeds from the exercise of common stock options                                           18,906         9,217
   Purchase and retirement of common stock, at cost                                            (15,466)           --
   Dividends to former shareholders                                                                 --          (219)
                                                                                               -------       -------
Net cash provided by financing activities                                                        1,898        48,111
                                                                                               -------       -------

Net increase in cash, cash equivalents, and cash equivalent with related party                  18,919        52,348

Cash, cash equivalents and cash equivalent with related party, beginning of period              62,024        15,936
                                                                                               -------       -------

Cash, cash equivalents and cash equivalent with related party, end of period                   $80,943       $68,284
                                                                                               =======       =======

Supplemental disclosure of cash flow information:
   Cash paid during period for:
       Interest                                                                                $    36    $   106
                                                                                               =======    =======
       Income taxes                                                                            $17,364    $ 5,629
                                                                                               =======    =======


          See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
          (Unaudited - amounts in thousands, except per share amounts)


Note 1.  Basis of Presentation and Restructuring Charges
--------------------------------------------------------

         The information set forth in these statements is unaudited. The information reflects all adjustments, that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended September 30, 2000 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

         From 1995 through September 30, 2000, we completed 36 acquisitions. Six acquisitions, including the acquisition of MRC, were accounted for as pooling of interests. Four of these acquisitions accounted for as pooling of interests were material and, accordingly, we restated our financial statements.

         In December 1998, the Company's board of directors approved management's restructuring plan associated with the MRC merger. Costs associated with the plan of approximately $6,539 were recognized in 1998 in accordance with Emerging Issues Task Force ("EIFT") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as follows:

         Non-cancelable leases................................... $3,835
         Severance...............................................  1,618
         Non-cancelable contracts and other exist costs..........  1,086
                                                                  ------
                                                                  $6,539

         The plan related primarily to the closure of several redundant customer service centers as well as certain corporate offices in order to improve operating efficiencies. The plan was completed in 1999. The severance costs are attributable to 41 individuals from various levels of operational and senior management. As of September 30, 2000, $907 of non-cancelable leases had been paid, $1,310 of severance had been paid and $427 of other restructuring costs had been paid. During 2000, we revised our accrual estimates and $471 of the restructure accruals were reversed in connection with the revision. The consolidated balance sheet at September 30, 2000 reflects $1,091 in accrued expenses related primarily to future lease obligations associated with the 1998 restructuring charge.



                                                                                  Non-Cancelable
                                          Non-Cancelable                          Contracts and
                                              Leases           Severance         Other Exit Costs          Total
                                          --------------       ---------         ----------------          ------
1998 Restructure Charge                        $3,835            $1,618               $1,086               $6,539
Payments against Restructure accrual:

                1998                                0              (567)                (410)                (977)
                1999                             (437)             (723)                 (17)              (1,177)
                2000                             (470)              (20)                 ---                 (490)

Revision to estimate recorded in 1999:         (1,492)             (182)                (659)              (2,333)

Revision to estimate recorded in 2000:           (471)               --                   --                 (471)
                                              -------            ------               ------               ------
1998 Restructure accrual balance, at
   September 30, 2000:                        $   965            $  126               $    0               $1,091
                                              =======            ======               ======               ======


         In 1997, MRC approved a separate management plan to close and/or merge several redundant customer service centers in order to further reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to non-cancelable leases, the disposition of fixed assets and employee severance costs. During 2000, we revised our accrual estimates and $542 of the restructure accruals were reversed in connection with the revision. At September 30, 2000, approximately $422 related to future lease obligations associated with MRC's restructuring charge is included in accrued expenses.

Note 2.  Acquisitions
---------------------

         During 1999, we completed ten acquisitions accounted for using the purchase method and one immaterial acquisition accounted for using the pooling-of-interest method. Pro forma information is not presented as the acquisitions were not material to the Company.

         During 2000, we completed the purchase of the assets of seven medical transcription companies. Pro forma information is not presented as the acquisitions were not material to the Company.

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

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:



                                                         Nine Months Ended September 30,
                                 ---------------------------------------------------------------------------------
                                                2000                                       1999
                                 ------------------------------------     ----------------------------------------
                                    Net                    Per Share         Net                        Per Share
                                  Income       Shares        Amount         Income         Shares         Amount
                                  ------       ------       --------        ------         ------        --------
Basic                             $29,377      36,649         $0.80         $26,917        34,876          $0.77

Effect of dilutive securities          --         483         (0.01)             --         1,691          (0.03)
                                  -------      ------         -----         -------        ------          -----

Diluted                           $29,377      37,132         $0.79         $26,917        36,567          $0.74
                                  =======      ======         =====         =======        ======          =====


                                                         Three Months Ended September 30,
                                 ---------------------------------------------------------------------------------
                                                2000                                       1999
                                 ------------------------------------     ----------------------------------------
                                    Net                    Per Share         Net                        Per Share
                                  Income       Shares        Amount         Income         Shares         Amount
                                  ------       ------       --------        ------         ------        --------

Basic                             $ 3,534      36,519         $0.10         $10,986        35,864          $0.31

Effect of dilutive securities          --         850                            --         1,577          (0.02)
                                  -------      ------         -----         -------        ------          -----

Diluted                           $ 3,534      37,369         $0.10         $10,986        37,441          $0.29
                                  =======      ======         =====         =======        ======          =====



Note 4.  Shareholders' Equity
-----------------------------

         In May 1999, we consummated a secondary public offering of our Common Stock, selling 800 shares at a price of $33.63 per share. In June 1999, the underwriters exercised their overallotment option for an additional 505 shares. After deducting the underwriter's discount and offering expenses, the net proceeds were $41,858.

         During the nine months ended September 30, 2000, we repurchased 600 shares of our outstanding common stock for $15,466 at an average price of $25.78 per share. All common stock acquired was subsequently retired.

         In July 2000, Philips completed a tender offer in which they acquired approximately 60% of MedQuist's outstanding common stock for $51.00 per share.

Note 5.  Cash, Cash Equivalent and Cash with Related Party
----------------------------------------------------------

         Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. Cash equivalent with related party consists of cash deposited with Koninklijke Philips Electronics, N.V. "Philips" for the purpose of optimizing income from temporary excess cash. We maintain a Deposit Facility with a major shareholder which allows us to invest up to $100 million at LIBOR less 0.125%, for periods up to 365 days. At September 30, 2000, we had $26 million in such an investment, which was liquidated on October 2, 2000. As the original maturity of this investment was less than ninety days, we have classified this as a cash equivalent in our consolidated balance sheet as of September 30, 2000.

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

         For purposes of our discussion and analysis of our results of operations we distinguish our revenue growth as "core growth" and growth from large acquisitions. Core growth includes revenue from all of the above sources and revenue from acquisitions with annual sales under $5 million, prior to the date of acquisition. Revenue arising from acquisitions having annual revenue in excess of $5 million, prior to the date of acquisition, is discussed separately in our analysis of revenue growth. During 2000, we completed no large acquisitions.

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

Results of Operations
---------------------

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Income as a percentage of net revenue:



                                                       Nine Months Ended                Three Months Ended
                                                          September 30                       September 30
                                                          ------------                       ------------

                                                       2000            1999              2000              1999
                                                       ----            ----              ----              ----
Revenue                                               100.0%           100.0%            100.0%           100.0%
Costs and expenses:
   Cost of revenue                                     72.5             73.0              75.2             70.6
   Selling, general and administrative                  3.0              3.7               3.0              3.3
   Depreciation                                         3.9              3.6               4.1              3.6
   Amortization of intangible assets                    2.0              1.5               2.0              1.9
   Restructure charges                                 (0.4)              --                --               --
   Tender offer costs                                   2.3               --               6.9               --
                                                      -----            -----             -----            -----
   Operating income                                    16.7             18.2               8.8             20.6
Gain on sale of securities                              1.3              0.1                --               --
Interest income, net                                    1.0              0.5               1.3              0.9
                                                      -----            -----             -----            -----
Income before income taxes                             19.0             18.8              10.1             21.5
Income tax provision                                    8.3              7.7               6.2              8.7
                                                      -----            -----             -----            -----
Net income                                             10.7%            11.1%              3.9%            12.8%
                                                      =====            =====             =====            =====


Nine Months Ended September 30, 2000
------------------------------------

Revenue. Revenue increased 13.5% from $241.6 million for the nine months ended September 30, 1999 to $274.1 million for the comparable 2000 period. The increase resulted from increased sales to existing customers, sales to new customers and additional revenue from acquisitions. The $32.5 million increase resulted entirely from core growth.

Cost of Revenue. Cost of revenue increased 12.6% from $176.4 million for the nine months ended September 30, 1999 to $198.6 million for the comparable 2000 period. As a percentage of revenue, cost of revenue decreased from 73.0% for the nine months ended September 30, 1999 to 72.5% for the comparable 2000 period. The percentage decrease in cost of revenue resulted from the consolidation of duplicative facilities during 1999, partially offset by an increase in transcription related payroll and benefit expense, in 2000.

Selling, General and Administrative. Selling, general and administrative expenses decreased 7.8% from $9.0 million for the nine months ended September 30, 1999 to $8.3 million for the comparable 2000 period. As a percentage of revenues, selling, general and administrative expenses decreased from 3.7% for the nine months ended September 30, 1999 to 3.0% for the comparable 2000 period. The decrease was due primarily to administrative staff reductions made in association with the merger with MRC, and our ability to spread the fixed portion of our overhead over a larger revenue base.

Depreciation. Depreciation expense increased 24.9% from $8.6 million for the nine months ended September 30, 1999 to $10.7 million for the comparable 2000 period. As a percentage of revenues, depreciation increased from 3.6% for the nine months ended September 30, 1999 to 3.9% for the comparable period in 2000. The increase was due to increased capital expenditures and purchase business acquisitions in 1999 and 2000.

Amortization. Amortization of intangible assets increased from $3.6 million for the nine months ended September 30, 1999 to $5.5 million for the comparable 2000 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions, which were accounted for using the purchase method in 1999 and 2000.

Restructuring Charges. In 2000, we revised our accrual estimates for the restructure reserves, which were established in 1998 and 1999. As a result, $1.0 million of the reserves were reversed into income in 2000. We will continue to evaluate the restructuring reserve estimates.

Tender Offer Costs. In July 2000, Philips completed a tender offer of approximately 60% of MedQuist's outstanding common stock. In association with this tender offer, MedQuist incurred approximately $6.3 million of costs, primarily related to investment banker fees.

Gain of Sale on Securities. During the nine months ended September 30, 1999 and September 30, 2000 we had a $309,000 and $3.7 million gain respectively, resulting from the exercise of warrants to purchase Lernout & Hauspie stock and the subsequent sale of the stock.

Interest. We had net interest income of $1.2 million for the nine months ended September 30, 1999 and net interest income of $2.7 million for the comparable 2000 period. The increase is due to increased cash available for investment.

Income Tax Provision. Income taxes increased from $18.6 million or 40.8% of income to $22.8 million or 43.7% of income. The increase in the effective tax rate is primarily related to the majority of the tender offer costs being non-deductible for income tax purposes.

         In December 1998, our board of directors approved a restructuring plan associated with the MRC acquisition. In connection with the plan, we recorded a $6.5 million charge of which $3.8 million related to non-cancelable lease obligations on duplicate facilities, $1.6 million related to employee severance and $1.1 million related to contract cancellations and other exit costs. We completed the restructuring in 1999. As of September 30, 2000, $907,000 of non-cancelable leases had been paid, $1.3 million of the employee severance and $427,000 in other restructuring costs had been paid. During 1999 and 2000, we revised our accrual estimates and $2.3 million and $471,000 respectively, of the restructure accrual were reversed in connection with the revision. At September 30, 2000, $1.1 million is included in accrued expenses relating to the 1998 restructuring charge. See Note 1 of Notes to Condensed Consolidated Financial Statements.

         In 1997, MRC incurred a restructuring charge of $2.1 million related to the closure and consolidation of less profitable or redundant client service centers and other non-recurring acquisition and integration costs incurred in connection with MRC's acquisition of Medical Records Corp. During 2000, we revised our accrual estimates and $542,000 of the restructure accruals were reversed in connection with the revision. As of September 30, 2000, $422,000 related to closed facility leases remained in accrued expenses.

Three Months Ended September 30, 2000
-------------------------------------

Revenue. Revenue increased 5.4% from $86.0 million for the three months ended September 30, 1999 to $90.6 million for the comparable 2000 period. The increase resulted from increased sales to existing customers, sales to new customers and additional revenue from acquisitions. The $4.6 million increase resulted entirely from core growth.

Cost of Revenue. Cost of revenue increased 12.2% from $60.7 million for the three months ended September 30, 1999 to $68.1 million for the comparable 2000 period. As a percentage of revenue, cost of revenue increased from 70.6% for the three months ended September 30, 1999 to 75.2% for the comparable 2000 period. The increase resulted primarily from increased transcription related payroll and health benefit costs.

Selling, General and Administrative. Selling, general and administrative expenses decreased 4.6% from $2.9 million for the three months ended September 30, 1999 to $2.7 million for the comparable 2000 period. As a percentage of revenues, selling, general and administrative expenses decreased from 3.3% for the three months ended September 30, 1999 to 3.0% for the comparable 2000 period. The decrease was due primarily to administrative staff reductions made in association with the merger with MRC, and our ability to spread the fixed portion of our overhead over a larger revenue base.

Depreciation. Depreciation expense increased 21.5% from $3.1 million for the three months ended September 30, 1999 to $3.7 million for the comparable 2000 period. As a percentage of revenues, depreciation increased from 3.6% for the three months ended September 30, 1999 to 4.1% for the comparable period in 2000. The increase was due to increased capital purchases.

Amortization. Amortization of intangible assets increased from $1.6 million for the three months ended September 30, 1999 to $1.9 million for the comparable 2000 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions, which were accounted for using the purchase method in 1999 and 2000.

Interest. We had net interest income of $718,000 for the three months ended September 30, 1999 and net interest income of $1.2 million for the comparable 2000 period. The increase is due to increased cash available for investment.

Income tax provision. Income taxes decreased from $7.5 million or $40.5% of income to $5.8 million or 61.2% of income. The increase in the effective tax rate is primarily related to the majority of the tender offer costs being non-deductible for income tax purposes.


Liquidity and Capital Resources
-------------------------------

         At September 30, 2000, we had working capital of $124.0 million, including $54.9 million of cash and cash equivalents, and $26.0 million of cash equivalent with Philips. We maintain a $100 million deposit facility with Philips, which allows us to invest excess funds at a rate of LIBOR less 0.125%. At September 30, 2000, we had $26 million in such an investment, which was liquidated on October 2, 2000. During the nine months ended September 30, 2000, our operating activities provided cash of $40.0 million and during the nine months ended September 30, 1999 our operating activities provided cash of $50.2 million. The decrease is primarily due to a decrease in accrued expenses, partially offset by an increase in net income and a decrease in accounts receivable.

         During the nine months ended September 30, 2000, we used cash in investing activities of $23.0 million, consisting of $12.9 million of capital expenditures, $6.0 million investments in A-Life Medical, Inc., $7.6 million for acquisitions accounted for under the purchase method, and $728,000 for the purchase of securities, offset by $4.4 million in cash proceeds from the sale of securities. During the nine months ended September 30, 1999, we used cash for investing activities of $46.0 million, consisting of $8.8 million of capital expenditures, $37.5 million for acquisitions accounted for under the purchase method, $472,000 for the purchase of securities, offset by $781,000 in cash proceeds from the sale of securities.

         During the nine months ended September 30, 2000, net cash provided by financing activities was $1.9 million, consisting of $18.9 million in proceeds from the issuance of common stock, including option exercises and issuances in connection with employee benefit plans, offset by $15.5 million from the purchase and retirement of MedQuist stock, $1.5 million for repayment of long-term debt. During the nine months ended September 30, 1999, cash provided by financing activities was $48.1 million, consisting primarily of $51.0 million in proceeds from the issuance of common stock and warrant exercises and issuances in connection with employee benefit plans, partially offset by $2.7 million in repayments of debt.

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

         We believe that our cash and cash equivalents generated from operations and our borrowing capacity will be sufficient to meet our current working capital and capital expenditure requirements.

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


         The following table provides information about our investment portfolio at September 2000. For investment securities, the table presents principal amounts and related weighted average interest rates (dollars in thousands).

Cash, cash equivalents and cash on deposit with related party         $80,943
  Average interest rate                                                   5.8%


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

Part II   Other Information
---------------------------

Item 1. -         Legal Proceedings                                                           - Not Applicable

Item 2. -         Changes in Securities and Use of Proceeds                                   - Not Applicable

Item 3. -         Defaults upon Senior Securities                                             - Not Applicable

Item 4. -         Submission of Matters to a Vote of Security Holders

  (a)             On September 14, 2000 Koninklijke Philips Electronics, N.V. signed a written consent of majority shareholder approving an amendment to the Company's 1992 Stock Option Plan increasing the number of shares that may be issued under such plan by 2,000,000.

Item 5. -         Other Information                                                           - Not Applicable

Item 6. -         Exhibits and Reports on Form 8-K

                  a)  Exhibits:

                      Financial Data Schedule                                                            27.0

                  b) The Company filed no Reports on Form 8-K during the quarter for which this report is filed.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MedQuist Inc.
                                        Registrant

Date: 11/__/00                          By:  /s/ Brian J. Kearns
                                             -----------------------
                                             Brian J. Kearns
                                             Chief Financial Officer