Form 10-K
period 2000-12-31
MEDQUIST INC
filed 2001-03-26
CIK 884497

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

For the fiscal year ended December 31, 2000       Commission file number 0-19941


                 New Jersey                                 22-2531298
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

               Five Greentree Centre, Suite 311, Marlton, NJ 08053

               (Address of principal executive offices) (Zip Code)

       (Registrant's telephone number, including area code) (856) 810-8000

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                           Common Stock (no par value)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

         The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $210 million on March 21, 2001, based on the closing price of Registrant's Common Stock as reported on the Nasdaq National Market as of such date.

         The number of shares of the Registrant's Common Stock, no par value, outstanding as of March 21, 2001 was 36,804,359.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference.

         Part III - Proxy Statement to be filed with the Commission in connection with the 2001 Annual Meeting.

                                     PART I

Item 1.  BUSINESS

         MedQuist is a national provider of medical transcription services, a key component in the provision of healthcare services. Transcription is the process by which dictation is converted into an electronic medical report. The timely production of accurate reports is necessary for patient care and for healthcare providers to receive reimbursement. Through our approximately 8,700 transcriptionists, proprietary software, sophisticated digital dictation equipment and ability to interface with healthcare providers' computer systems, we provide customized solutions to shorten our customers' billing cycles and reduce their overhead and other administrative costs. We serve approximately 2,700 clients nationwide through our client service centers. We also provide other medical document management services, such as digital dictation systems and reimbursement coding services.

         As a result of internal growth and acquisitions, our revenue has increased from $61.5 million in 1996 (before restatements for acquisitions accounted for as pooling of interests) to $364.1 million in 2000 substantially all of which is from medical transcription. Our experienced management team and operating structure have enabled us to improve our operating margins. Our growth has enabled us to take advantage of efficiencies such as a larger network of transcriptionists and increased negotiating power with our vendors, including telecommunication providers.

History

         MedQuist was incorporated in New Jersey in 1984 and reorganized in 1987 as a group of out-patient healthcare businesses affiliated with a non-profit healthcare provider. In May 1994, we acquired our first medical transcription business, Transcriptions, Ltd. By the end of 1995, we had divested all of our non-medical transcription businesses, and through December 31, 2000, we had acquired 37 medical transcription companies. In February 2001, we acquired DVI, a provider of digital dictation systems. In March 2001, we acquired Coding Concepts, a regional provider of coding reimbursement services.

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

         Medical document management includes medical transcription plus other services related to health care information management, such as digital dictation systems and reimbursement coding services.

         We believe the market for medical document management services will expand due in part to the following trends:

         Consolidation. As healthcare providers consolidate and increase in size, their information management needs become more complex and they increasingly require larger and more sophisticated vendors.

         Connectivity. The exchange of patient information and the delivery of patient care must be coordinated among many entities, including physicians, hospitals and managed care companies. Increasingly, healthcare organizations are centralizing patient data into an accessible system creating economies of scale to reduce overall healthcare costs and to improve the efficient delivery of patient care. Accurate medical transcription and distribution and storage of transcribed records and other document management services are critical to such coordination.

         Cost Containment. Outsourcing services in the healthcare industry continues to increase as a means to reduce administrative burdens and fixed costs. Hospitals and other healthcare organizations increasingly are outsourcing their electronic transcription of dictated patient records as their information needs and volume of dictated reports expand. Outsourcing medical document management services permits providers:

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

         Offer New Medical Document Management Services. We have developed, both internally and through acquisition, the capability of providing additional medical document management products and services such as digital dictation systems, reimbursement coding services and handheld dictation devices. We intend to further develop the depth and breadth of this product and service line-up to better serve our healthcare provider client base.

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

         Capitalize on Operating Expertise. Our experienced management team and our operating structure have enabled us to grow our business and increase cash flow from operations. We will continue to capitalize on our management experience and operating expertise.

         Pursue Strategic Relationships. We have initiated relationships with developers and end-users of emerging technologies to create enhanced services for our clients. We will continue to incorporate advances in technology to improve the efficiency of our operations, reduce our costs, expand the breadth and functionality of our services and enhance our competitive position.

         Pursue Strategic Acquisitions. The medical transcription industry is highly fragmented with approximately 1,500 providers of outsourced medical transcription services. The coding reimbursement industry is also highly fragmented. Most of these are small companies that lack the financial resources or the technological capabilities necessary to provide transcription services nationwide. We will continue to pursue acquisitions that will expand our client base, network of qualified transcriptionists and other employees and geographic presence.

MedQuist Services

         Through our approximately 8,700 transcriptionists, proprietary software, sophisticated digital dictation equipment and ability to interface with healthcare providers' computer systems, we provide customized solutions to shorten our customers' billing cycles and reduce their overhead and other administrative costs. In addition to hospital medical records departments, our target markets include patient care departments, such as radiology, emergency rooms, oncology, pathology, pediatrics and cardiology departments, health maintenance organizations, physician practice groups and out-patient clinics.

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

         We serve approximately 2,700 clients through 70 client service centers nationwide. Due to the large number of trained transcriptionists and our ability to allocate work among them efficiently, we believe that we are able to reduce the production turnaround times for transcribed medical reports. An in-house staff or small transcription company generally cannot achieve these efficiencies to the extent that we can. Our system provides editing and electronic review capabilities, such as specific reference to pages or clauses to alert clients to potential deficiencies, that increase accuracy and reliability.

         Our system provides flexibility to address individual client needs. We are capable of modifying the system to interface with existing client systems. Our technical staff works closely with our clients, both before and after installation, to develop system modifications and refinements.

         MedQuist has started to offer reimbursement coding services for our hospital customers. Coding reimbursement services involve the software assisted manual assignment of numerical codes to identify the diagnosis, treatment and severity of a medical episode for reimbursement purposes. Coded documents, such as CPT and ICD-9 forms, are required for reimbursement by the government, health maintenance organizations (HMO's) and insurance companies. MedQuist enhanced our coding service offering through our February 28, 2001 acquisition of Coding Concepts, a leading regional provider of reimbursement coding services. In the future, MedQuist anticipates the addition of a more automated coding service offering made available by the use of developing technologies.

         MedQuist also provides our healthcare customers with an industry leading digital dictation systems solution as a result of our February 1, 2001 acquisition of Digital Voice, Inc.

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

Item 2.  PROPERTIES

         The Company does not own any real property. The Company leases office and other space for its service centers nationally. The Company's typical service center ranges in size from 1,000 to 7,000 square feet and is leased for a term ranging from three to five years. The Company's executive offices comprise 20,000 square feet and has 3 years remaining on its lease. The Company believes that there is adequate office space available to it should it need to move or expand and that minimal leasehold improvements are required in order to open a new location.

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

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol "MEDQ". The following table sets forth the high and low reported prices for our Common Stock for the last two fiscal years and for the first quarter of 2001. The bid quotations for the Nasdaq National Market reflect inter-dealer prices, do not include retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.



                                                 High              Low
1999
   First Quarter                              $ 38.69           $ 27.69
   Second Quarter                               43.75             26.69
   Third Quarter                                45.75             30.00
   Fourth Quarter                               37.06             24.75

2000
   First Quarter                               $28.75            $19.94
   Second Quarter                               44.13             27.25
   Third Quarter                                34.81             17.94
   Fourth Quarter                               19.75             11.06

2001
   First Quarter (through March 21, 2001)       21.88             15.88


         On March 21, 2001 the closing sale price for the Common Stock, as reported on the Nasdaq National Market, was $19.94 per share.

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

                                                               Year Ended December 31,
                                          ----------------------------------------------------------------
                                              1996        1997          1998         1999           2000
                                          -----------  -----------  -----------   -----------    ---------

                                                         (In thousands, except per share data)

Statement of Operations Data:

Revenues                                     $152,109    $ 216,158     $271,655      $330,008     $364,149
Costs and expenses:
   Cost of revenues                           118,978      169,235      209,587       238,180      265,817
   Selling, general and administrative         11,908       14,362       16,061        11,763       11,078
   Depreciation                                 7,372       10,339       12,697        12,000       14,720
   Amortization of intangible assets            3,150        5,652        3,757         5,333        7,335
   Transaction costs and restructuring charges    644        2,075       18,221        (2,648)      (1,013)
   Tender offer costs                              --           --           --            --        6,255
                                             --------     --------     --------     ---------    ---------
Total costs and operating expenses            142,052      201,663      260,323       264,628      304,192
                                             --------     --------     --------     ---------    ---------
Operating income                               10,057       14,495       11,332        65,380       59,957
Gain on sale of securities                         --           --           --           309        3,672
Interest (expense) income, net                 (2,049)        (469)         325         1,955        3,874
                                             --------     --------     --------     ---------    ---------
Income before income taxes                      8,008       14,026       11,657        67,644       67,503
Income tax provision                            2,720        5,293        8,472        27,439       28,773
                                             --------     --------     --------     ---------    ---------
Income from continuing operations               5,288        8,733        3,185        40,205       38,730
                                             --------     --------     --------     ---------    ---------
Net income                                      5,288        8,733        3,185        40,205       38,730
Inducement of warrant exercise                   (707)          --           --            --         --
                                             --------     --------     --------     ---------    ---------
Net income                                   $  4,581    $   8,733     $  3,185       $40,205       38,730
                                             ========    =========     ========       =======     ========
Basic income per share:
   Net income                                $   0.22    $    0.28     $   0.10        $ 1.14     $   1.07
   Inducement of warrant exercise               (0.03)          --           --            --           --
                                             --------     --------     --------     ---------    ---------
                                             $   0.19    $    0.28     $   0.10      $  1.14      $   1.07
                                             ========    =========     ========     =========     ========
Diluted income per share:
   Net income                                $   0.20    $    0.26     $   0.09       $  1.09     $   1.04
   Inducement of warrant exercise               (0.03)          --           --            --           --
                                             --------     --------     --------     ---------    ---------
                                             $   0.17    $    0.26     $   0.09      $   1.09     $   1.04
                                             ========    =========     ========     =========     ========

                                       7

Balance Sheet Data:

                                                                   As of December 31,
                                        -----------------------------------------------------------------------
                                                 1996         1997         1998          1999         2000
                                             --------     --------     ---------    --------      --------
                                                                     (In thousands)

Working capital                              $ 33,483   $  36,608      $ 41,852      $ 99,354     $155,969
Total assets                                  158,551     173,773       187,311       302,183      349,901
Long-term debt, net of current portion          9,964       7,589           215           452           22
Shareholders' equity                          120,710     131,373       151,186       256,536      317,806



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We are the leading national provider of medical transcription services. Substantially all of our revenue to date has been derived from the provision of medical transcription services, which we recognize when we render services and deliver reports. We also derive an insignificant amount of revenue from services other than traditional transcription services, such as coding revenue, interfacing fees, equipment rentals, equipment sales, referral fees and commissions from strategic partners. Fees for medical transcription services are based primarily on contracted rates and revenue is recognized upon the rendering of services and delivery of transcribed reports. Revenues from other sources are recognized when earned.

         For purposes of our discussion and analysis of our results of operations we distinguish our revenue growth as "core growth" and growth from large acquisitions. Core growth includes revenue from all of the above sources and revenue from acquisitions with annual sales under $5 million, prior to the date of acquisition. Revenues arising from acquisitions having annual revenue in excess of $5 million, prior to the date of acquisition, is discussed separately in our analysis of revenue growth.

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

         From 1995 through 2000, we completed 37 acquisitions. Six acquisitions, including the December 1998 acquisition of MRC, were accounted for as pooling of interests. Four of these acquisitions were material and, accordingly, we restated our financial statements.

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue, as restated for our acquisitions accounted for as a pooling of interests:

                                                                        Year Ended December 31,
                                                             ---------------------------------------
                                                                 1998            1999         2000
                                                               ----------   ----------    ----------
Revenue                                                             100.0%       100.0%       100.0%
Costs and expenses:
   Cost of revenue                                                   77.2         72.2         73.0
   Selling, general and administrative                                5.9          3.6          3.0
   Depreciation                                                       4.7          3.6          4.0
   Amortization of intangible assets                                  1.4          1.6          2.0
   Transaction costs and restructuring charges                        6.7         (0.8)        (0.2)
   Tender offer costs                                                 --           --           1.7
                                                                ---------    ---------    ---------
Operating income                                                      4.1         19.8         16.5
Gain on sale of securities                                           --            0.1          1.0
Interest income (expense), net                                        0.1          0.6          1.0
                                                                ---------    ---------    ---------
Income before income taxes                                            4.2         20.5         18.5
Income tax provision                                                  3.1          8.3          7.9
                                                                ---------    ---------    ---------
Net income                                                            1.1%        12.2%        10.6%
                                                                ==========   ==========   ==========


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenues. Revenues increased 10.3% from $330.0 million in 1999 to $364.1 million in 2000. The $34.1 million increase resulted from increased sales to existing customers, sales to new customers and strategic partners and additional revenue from acquisitions. The $34.1 million increase resulted from $28.7 million of core growth and $5.4 million from large acquisitions.

         Cost of Revenues. Cost of revenues increased 11.6% from $238.2 million in 1999 to $265.8 million in 2000. As a percentage of revenues, cost of revenue increased from 72.2% in 1999 to 73.0% in 2000 due primarily to an increase in transcription related payroll and benefit expense in 2000, partially offset by cost reductions resulting from consolidation of duplicative facilities.

         Selling, General and Administrative. Selling, general and administrative expenses decreased 5.8% from $11.8 million in 1999 to $11.1 million in 2000. As a percentage of revenue, selling, general and administrative costs decreased from 3.6% in 1999 to 3.0% in 2000. The decrease was due primarily to administrative staff reductions made in association with the merger with MRC, and our ability to spread the fixed portion of our overhead over a larger revenue base.

         Depreciation. Depreciation increased 22.7% from $12.0 million in 1999 to $14.7 million in 2000. As a percentage of revenue, depreciation increased from 3.6% in 1999 to 4.0% in 2000. The increase resulted from increased capital expenditures and purchase business acquisitions in 1999 and 2000.

         Amortization. Amortization of intangible assets was $5.3 million in 1999 compared to $7.3 million in 2000. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions which were accounted for using the purchase method in 1999 and 2000.

         Transaction Costs and Restructuring Charges. In 1998, we incurred (1) $11.0 million of transaction costs associated with pooling of interests business combinations, (2) $682,000 of transaction costs related to MRC's terminated initial public offering and (3) a $6.5 million restructuring charge associated with the MRC acquisition. In 1999 we revised our accrual estimates and $315,000 of the $11 million of transaction costs associated with pooling of interest combinations and $2.3 million of the $6.5 million restructure charges were reversed in connection with adjustments to our accruals and reserves. In 2000, we revised our accrual estimates and $542,000 and $471,000 respectively, of the 1997 and 1998 restructure reserves, were reversed in connection with adjustments to our accruals and reserves.

In December 1998, our board of directors approved a restructuring plan associated with the MRC acquisition. When the board approved the plan, we recorded a $6.5 million charge, of which $3.8 million related to non-cancelable lease obligations on duplicate facilities, $1.6 million related to employee severance and $1.1 million related to contract cancellations and other exit costs. As of December 31, 2000, $993,000 of noncancellable leases had been paid, $1.3 million of the employee severance and $427,000 in other restructuring costs had been paid. At December 31, 2000, $1.0 million was included in accrued expenses related to the restructuring.

                                                                                Non-Cancelable
                                         Non-Cancelable                         Contracts and
                                            Leases            Severance         Other Exit Costs    Total
                                            ------            ---------         ----------------    -----
                                                              (in thousands)
1998 Restructure Charge                     $3,835            $1,618            $1,086              $6,539
Payments against Restructure Accrual:

         1998                                    0              (567)             (410)               (977)
         1999                                 (437)             (723)              (17)             (1,177)
         2000                                 (556)            (  20)              ---                (576)

Revision to estimate recorded in 1999:      (1,492)             (182)             (659)             (2,333)

Revision to estimate recorded in 2000:        (471)              ---               ---                (471)

1998 Restructure accrual balance, at
   December 31, 2000:                       $  879            $  126            $    0              $1,005
                                            ======            ======            ======              ======

         In 1997, MRC incurred a restructuring charge of $2.1 million related to the closure and consolidation of less profitable or redundant client service centers and other non-recurring acquisition and integration costs incurred in connection with MRC's acquisition of Medical Records Corp. As of December 31, 2000, $444,000 related to closed facility leases remained in accrued expenses.

         Tender Offer Costs. In July 2000, Koninklijke Philips Electronics, N.V. (Philips) completed a tender offer in which they acquired approximately 60 percent of MedQuist's outstanding common stock for $51.00 per share. In association with this tender offer, Medquist incurred approximately $6.3 million of costs, primarily related to investment banker fees.

         Interest. We had interest income of $2.0 million in 1999 and interest income of $3.9 million in 2000. The increase was a result of the investment of excess cash balances in 2000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Revenues. Revenues increased 21.5% from $271.7 million in 1998 to $330.0 million in 1999. The $58.3 million increase resulted from increased sales to existing customers, sales to new customers and strategic partners and additional revenue from acquisitions. The $58.3 million increase resulted from $46.8 million of core growth and $11.5 million from large acquisitions.

         Cost of Revenues. Cost of revenues increased 13.6% from $209.6 million in 1998 to $238.2 million in 1999 and was directly related to the increase in revenues. As a percentage of revenue, cost of revenues decreased from 77.2% in 1998 to 72.2% in 1999 due primarily to cost reductions associated from eliminating excess operational support areas of MedQuist and MRC, and the consolidation of duplicative facilities.

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

Liquidity and Capital Resources

         At December 31, 2000, we had working capital of $156.0 million, including $77.3 million of cash and cash equivalents and $20.0 million of cash equivalent with Philips. We maintain a $100 million deposit facility with Philips, which allows us to invest excess funds at a rate of LIBOR less 0.125%. At December 31, 2000, we had $20.0 million in such an investment, which was liquidated on January 19, 2001. During the twelve months ended December 31, 2000, our operating activities provided cash of $60.9 million and during the twelve months ended December 31, 1999 our operating activities provided cash of $60.2 million.

         During the twelve months ended December 31, 2000, we used cash in investing activities of $27.9 million, consisting of $17.5 million of capital expenditures, $6.0 million investments in A-Life Medical, Inc., $8.1 million for acquisitions accounted for under the purchase method, and $728,000 for the purchase of securities, offset by $4.4 million in cash proceeds from the sale of securities. During the twelve months ended December 31, 1999, we used cash for investing activities of $62.3 million, consisting of $14.2 million of capital expenditures, $48.4 million for acquisitions accounted for under the purchase method, $472,000 for the purchase of securities, offset by $781,000 in cash proceeds from the sale of securities.

         During the twelve months ended December 31, 2000, net cash provided by financing activities was $2.3 million, consisting of $19.3 million in proceeds from the issuance of common stock, including option exercises and issuances in connection with employee benefit plans, offset by $15.5 million from the purchase and retirement of MedQuist stock and $1.6 million for repayment of long-term debt. During the twelve months ended December 31, 1999, cash provided by financing activities was $48.1 million, consisting primarily of $51.2 million in proceeds from the issuance of common stock and warrant exercises and issuances in connection with employee benefit plans, partially offset by $2.8 million in repayments of debt.

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

         We believe that our cash, cash equivalent and cash equivalent with related party, on hand, and cash flow generated from operations and our borrowing capacity will be sufficient to meet our current working capital and capital expenditure requirements.


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

         The following table provides information about our investment portfolio at December 31, 2000. For investment securities, the table presents principal amounts and related weighted average interest rates (dollars in thousands).

                  Cash, cash equivalents and cash on              $97,321
                    deposit with related party

                  Average interest rate                              5.9%


         The majority of our debt obligations were repaid in February 1999. Remaining obligations consist primarily of relatively insignificant capital lease obligations that mature through 2002.

Inflation

         We believe that the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Forward-Looking Statements

         Some of the information in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We also may have referred you to this note in other written or oral disclosures we have made, such as our quarterly earnings conference calls. These statements include forward-looking language such as "will likely result," "may," "are expected to," "is anticipated," "estimated," "projected," "intends to" or other similar words. Our actual results are likely to differ, and could differ materially, from the results expressed in, or implied by, these forward-looking statements. There are many factors that could cause these forward-looking statements to be incorrect, including but not limited to the following risks: risks associated with (1) our ability to recruit and retain qualified transcriptionists and other employees;
(2) inability to complete and assimilate acquisitions of businesses, especially acquisitions of non-medical transcription businesses, because we have no prior experience in such businesses; (3) dependence on our senior management team and new senior management from non-medical transcription acquisitions; (4) the impact of new services or products on the demand for our existing services; (5) our current dependence on medical transcription for substantially all of our business; (6) our ability to expand our customer base; (7) our ability to maintain our current growth rate in revenue and earnings; (8) the volatility of our stock price; (9) our ability to compete with others; (10) changes in law, including, without limitation, the impact the Health Information Portability and Accountability Act ("HIPAA") will have on our business; (11) infringement on the proprietary rights of others; (12) our failure to comply with confidentiality requirements; (13) our customers' and suppliers' failure to be Year 2000 compliant; and (14) risks inherent in diversifying into other businesses, such as from the acquisition of DVI (digital dictation equipment) and entering into the medical record coding reimbursement business. When considering these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this report, and should recognize that those forward-looking statements speak only as of the date made. MedQuist does not undertake any obligation to update any forward-looking statement included in this Form 10-K or elsewhere.

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


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2001 Annual Meeting.

Item 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2001 Annual Meeting.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2001 Annual Meeting.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2001 Annual Meeting.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit No        Description
----------        -----------

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

 10.5 Governance Agreement, dated as of May 22, 2000. Filed as an exhibit to the Solicitation/Recommendation Statement on
                  Schedule 14D-9, dated June 1, 2000, as amended, of Registrant and incorporated herein by reference.

 10.6 Licensing Agreement, dated as of May 22, 2000. Filed as an exhibit to the Solicitation/Recommendation Statement on
                  Schedule 14D-9, dated June 1, 2000, as amended, of Registrant and incorporated herein by reference.

*10.7 Shareholder Agreement, dated as of May 22, 2000, between MedQuist and David A. Cohen. Filed as an exhibit to the Solicitation/Recommendation Statement on Schedule 14D-9, dated June 1, 2000, as amended, of Registrant and incorporated herein by reference.

*10.8 Shareholder Agreement, dated as of May 22, 2000, between MedQuist and John A. Donohoe, Jr. Filed as an exhibit to the Solicitation/Recommendation Statement on Schedule 14D-9, dated June 1, 2000, as amended, of Registrant and incorporated herein by reference.

*10.9 Shareholder Agreement, dated as of May 22, 2000, between MedQuist and John M. Suender. Filed as an exhibit to the Solicitation/Recommendation Statement on Schedule 14D-9, dated June 1, 2000, as amended, of Registrant and incorporated herein by reference.

*10.10 Shareholder Agreement, dated as of May 22, 2000, between MedQuist and Ronald A. Scarpone. Filed as an exhibit to the Solicitation/Recommendation Statement on Schedule 14D-9, dated June 1, 2000, as amended, of Registrant and incorporated herein by reference.

*10.11 Shareholder Agreement, dated as of May 22, 2000, between MedQuist and Ethan Cohen. Filed as an exhibit to the Solicitation/Recommendation Statement on Schedule 14D-9, dated June 1, 2000, as amended, of Registrant and incorporated herein by reference.

*10.12 Shareholder Agreement, dated as of May 22, 2000, between MedQuist and John W. Quaintance. Filed as an exhibit to the Solicitation/Recommendation Statement on Schedule 14D-9, dated June 1, 2000, as amended, of Registrant and incorporated herein by reference.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit No        Description
----------        -----------

*10.13 Employment Agreement, dated as of May 22, 2000, between MedQuist and David A. Cohen. Filed as an exhibit to the Solicitation/Recommendation Statement on Schedule 14D-9, dated June 1, 2000, as amended, of Registrant and incorporated herein by reference.

*10.14 Employment Agreement, dated as of May 22, 2000, between MedQuist and John A. Donohoe, Jr. Filed as an exhibit to the Solicitation/Recommendation Statement on Schedule 14D-9, dated June 1, 2000, as amended, of Registrant and incorporated herein by reference.

*10.15 Employment Agreement, dated as of May 22, 2000, between MedQuist and John M. Suender. Filed as an exhibit to the Solicitation/Recommendation Statement on Schedule 14D-9, dated June 1, 2000, as amended, of Registrant and incorporated herein by reference.

*10.16 Employment Agreement, dated as of May 22, 2000, between MedQuist and Ronald A. Scarpone. Filed as an exhibit to the Solicitation/Recommendation Statement on Schedule 14D-9, dated June 1, 2000, as amended, of Registrant and incorporated herein by reference.

*10.17 Employment Agreement, dated as of May 22, 2000, between MedQuist and Ethan Cohen. Filed as an exhibit to the Solicitation/Recommendation Statement on Schedule 14D-9, dated June 1, 2000, as amended, of Registrant and incorporated herein by reference.

*10.18 Employment Agreement, dated as of October 16, 2000 between the Company and Brian J. Kearns, filed herewith.

 10.19 Deposit Facility Agreement, dated March 1, 2001, between MedQuist CM Corporation and Philips Electronics North America Corporation, filed herewith.

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

 (c)              Reports on Form 8-K


During the fourth quarter of 2000, the Company filed no Reports on Form 8-K.

*        Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Marlton, State of New Jersey, on March 23, 2001.

                                    MedQuist Inc.

                                    By /s/David A. Cohen
                                    -------------------------------------------
                                    David A. Cohen, Chief Executive Officer and
                                    Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons as of March 23, 2001.

         Each person below, in so signing, also makes, constitutes and appoints David A. Cohen his true and lawful attorney-in-fact, with full power and substitution and resubstitution, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this Report.


Signatures                          Title

/s/ David A. Cohen
------------------------------      Chairman and Chief Executive Officer (principal executive officer)
David A. Cohen

/s/ Brian J. Kearns                 Senior Vice President, Treasurer and Chief Financial Officer (principal
-----------------------------       financial officer and principal accounting officer)
Brian J. Kearns


-----------------------------
Hans M. Barella                     Director

/s/ William E. Curran
-----------------------------
William E. Curran                   Director

/s/ Jan H.M. Hommen
-----------------------------
Jan H.M. Hommen                     Director

/s/ John A. Donohoe
-----------------------------
John A. Donohoe                     President and Director


-----------------------------
Gerard J. Kleisterlee               Director

/s/ Ivo J.M. Lurvink
-----------------------------
Ivo J.M. Lurvink                    Director

/s/ A. Fred Ruttenberg
-----------------------------
A. Fred Ruttenberg                  Director


----------------------------
Richard H. Stowe                    Director

/s/ John H. Underwood
----------------------------
John H. Underwood                   Director


----------------------------
Cesar Vohringer                     Director

MedQuist Inc. and Subsidiaries


Index to consolidated financial statements


Report of independent public accountants ......................................1

Consolidated balance sheets
  As of December 31, 1999 and 2000.............................................2

Consolidated statements of operations
  For the years ended December 31, 1998, 1999 and 2000.........................3

Consolidated statements of shareholders' equity
  For the years ended December 31, 1998, 1999 and 2000.........................4

Consolidated statements of cash flows
  For the years ended December 31, 1998, 1999 and 2000.........................5

Notes to consolidated financial statements
  December 31, 1999 and 2000...................................................6

Report of independent public accountants



To MedQuist Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of MedQuist Inc. (a New Jersey corporation) and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedQuist Inc. and Subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




Philadelphia, Pennsylvania
January 30, 2001

                         MedQuist Inc. and Subsidiaries

                           Consolidated balance sheets
                        As of December 31, 1999 and 2000



(in thousands)
                                                                      1999            2000
                                                                   ----------      ----------
Assets
Current assets:
    Cash and cash equivalents                                      $   62,024      $   77,321
    Cash equivalent with related party                                     --          20,044
    Accounts receivable, net of allowance of $3,559 and
    $3,565, respectively                                               75,988          75,155
    Deferred income taxes                                               5,551           5,553
    Prepaid expenses and other                                            197           6,546
                                                                   ----------      ----------
 Total current assets                                                 143,760         184,619
 Property and equipment, net                                           31,715          35,013
 Intangible assets, net                                               123,317         123,408
 Deferred income taxes                                                  1,440              --
 Other                                                                  1,951           6,861
                                                                   ----------      ----------
                                                                   $  302,183      $  349,901
                                                                   ==========      ==========

 Liabilities and shareholders' equity
 Current liabilities:
    Current portion of long-term debt                              $    1,530      $      433
    Accounts payable                                                    5,373           4,232
    Accrued expenses                                                   37,503          23,985
                                                                   ----------      ----------
 Total current liabilities                                             44,406          28,650
                                                                   ----------      ----------
 Long-term debt                                                           452              22
                                                                   ----------      ----------
 Other long-term liabilities                                              789             704
                                                                   ----------      ----------
 Deferred income taxes                                                     --           2,719
                                                                   ----------      ----------
 Commitments and contingencies (Note 11)
 Shareholders' equity:
    Common stock, no par value, 60,000 shares authorized,
    35,902 and 36,769 shares issued and outstanding,
    respectively                                                           --              --
    Additional paid-in capital                                        200,205         223,286
    Retained earnings                                                  55,918          94,648
    Unrealized gain on marketable securities                              704              --
    Deferred compensation                                                (291)           (128)
                                                                   ----------      ----------
 Total shareholders' equity                                           256,536         317,806
                                                                   ----------      ----------
                                                                   $  302,183      $  349,901
                                                                   ==========      ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                         MedQuist Inc. and Subsidiaries


                      Consolidated statements of operations
              For the years ended December 31, 1998, 1999 and 2000




(in thousands, except per-share amounts)

                                                  1998      1999      2000
                                              ---------  ---------  ---------
Revenues                                      $ 271,655  $ 330,008  $ 364,149
Costs and expenses:
   Cost of revenues                             209,587    238,180    265,817
   Selling, general and administrative           16,061     11,763     11,078
   Depreciation                                  12,697     12,000     14,720
   Amortization of intangible assets              3,757      5,333      7,335
   Transaction costs and restructuring
   charges                                       18,221     (2,648)    (1,013)
   Tender offer costs                                --         --      6,255
                                              ---------  ---------  ---------
Total costs and expenses                        260,323    264,628    304,192
                                              ---------  ---------  ---------
Operating income                                 11,332     65,380     59,957
Gain on sale of securities                           --        309      3,672
Interest income, net                                325      1,955      3,874
                                              ---------  ---------  ---------
Income before income taxes                       11,657     67,644     67,503
Income tax provision                              8,472     27,439     28,773
                                              ---------  ---------  ---------
Net income                                    $   3,185  $  40,205  $  38,730
                                              =========  =========  =========
Basic net income per common share             $    0.10  $    1.14  $    1.07
                                              =========  =========  =========
Diluted net income per common share           $    0.09  $    1.09  $    1.04
                                              =========  =========  =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                         MedQuist Inc. and Subsidiaries

                 Consolidated statements of shareholders' equity
              For the years ended December 31, 1998, 1999 and 2000

                                 (in thousands)

                                                                                              Unrealized
                                                  Common stock       Additional                gain on
                                               --------------------    paid-in    Retained    marketable   Deferred
                                               Shares      Amount      capital     earnings   securities  compensation   Total
                                               -------    --------   ---------   ---------   ------------ ------------  ------
Balance, December 31, 1997                      32,138     $    --    $119,008     $ 12,365     $    --    $    --     $ 131,373
   Comprehensive income
     Net income                                                                       3,185          --                    3,185
     Unrealized gain on available for
     sale securities, net of tax                                                         --         585                      585
                                               -------     -------    --------     --------      ------     -------    ---------
Total comprehensive income                                                            3,185         585                    3,770
   Exercise of Common stock options and
   warrants, including tax benefit                 917          --       9,662           --          --          --        9,662
   Issuance of Common stock, net of
   expenses                                        203          --       1,701           --          --          --        1,701
   Distributions                                    --          --          --       (1,014)         --          --       (1,014)
   Grant of Common stock options below
   fair value                                       --          --       1,078           --          --      (1,078)          --
   Amortization of deferred compensation            --          --          --           --          --         540          540
   Cash paid to dissenting stockholders                                                                                         )
   in  pooling-of-interests transaction             --          --      (1,438)          --          --          --       (1,438
   Transaction costs paid by acquired
   company stockholder                              --          --       1,540           --          --          --        1,540
   Income tax asset recognized in
   pooling-of-interests transaction                 --          --       5,052           --          --          --        5,052
                                               -------     -------    --------     --------      ------     -------    ---------
Balance, December 31, 1998                      33,258          --     136,603       14,536         585        (538)     151,186
   Comprehensive income
     Net income                                                                      40,205          --                   40,205
     Change in unrealized gain on
     available for sale securities, net
     of tax                                                                              --         119                      119
                                               -------     -------    --------     --------      ------     -------    ---------
Total comprehensive income                                                           40,205         119                   40,324
   Exercise of Common stock options and
   warrants, including tax benefit               1,153          --      18,812           --          --          --       18,812
   Income tax asset recognized in
   pooling-of-interests transaction                 --          --       1,187           --          --          --        1,187
   Issuance of Common stock in
   connection with business acquisitions           171          --       1,256           --          --          --        1,256
   Adjustment for immaterial
   pooling-of-interests transaction                 --          --          --        1,177          --          --        1,177
   Amortization of deferred compensation            --          --          --           --          --         247          247
   Issuance of Common stock, net of
   expenses                                      1,320          --      42,347           --          --          --       42,347
                                               -------     -------    --------     --------      ------     -------    ---------
Balance, December 31, 1999                      35,902          --     200,205       55,918         704        (291)     256,536
   Comprehensive income
     Net income                                                                      38,730          --                   38,730
     Change in unrealized gain on
     available for sale securities, net
     of tax                                                                              --        (704                     (704
                                               -------     -------    --------     --------      ------     -------    ---------
Total comprehensive income                                                           38,730        (704)                  38,026
   Exercise of Common stock options and
   warrants, including tax benefit               1,381          --      37,025           --          --          --       37,025
   Shares repurchased and retired                 (600)         --     (15,466)          --          --          --      (15,466)
   Amortization of deferred compensation            --          --          --           --          --         163          163
   Issuance of Common stock, net of
   expenses                                         86          --       1,522           --          --          --        1,522
                                               -------     -------    --------     --------      ------     -------    ---------
Balance, December 31, 2000                      36,769     $    --    $223,286     $ 94,648      $   --     $  (128)   $ 317,806
                                               =======     =======    ========     ========      ======     =======    =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                         MedQuist Inc. and Subsidiaries

                      Consolidated statements of cash flows
              For the years ended December 31, 1998, 1999 and 2000


(in thousands)

                                                     1998            1999            2000
                                                 -----------     -----------     -----------
Operating activities:
   Net income                                    $     3,185     $    40,205     $    38,730
   Adjustments to reconcile net income to
   net cash provided by operating
   activities-
     Depreciation and amortization                    16,454          17,333          22,055
     Gain on sale of securities                           --            (309)         (3,672)
     Amortization of deferred compensation               540             247             163
     Deferred income tax (benefit) expense            (3,213)         (1,471)          2,797
     Transaction costs paid by acquired
     company stockholder                               1,540              --              --
     Tax benefit for exercise of employee
     stock options                                     7,775           9,496          17,720
     Changes in assets and liabilities,
     excluding effects of acquisitions and
     divestitures:
       Accounts receivable, net                      (10,345)        (15,685)          1,071
       Prepaid expenses and other                         97             186          (6,349)
       Other assets                                       65           1,031              (1)
       Accounts payable                                 (767)            183          (1,141)
       Accrued expenses                                7,954           8,924         (10,295)
       Other long-term liabilities                      (433)             92             (85)
                                                 -----------     -----------     -----------
Net cash provided by operating activities             22,852          60,232          60,993
                                                 -----------     -----------     -----------
Investing activities:
   Purchases of property and equipment               (14,027)        (14,169)        (17,492)
   Acquisitions, net of cash acquired                 (5,839)        (48,405)         (8,055)
   Purchase of investments                                --            (472)           (728)
   Investment in A-Life Medical, Inc.                     --              --          (6,051)
   Proceeds from sale of securities and
   investments                                         4,003             781           4,403
                                                 -----------     -----------     -----------
Net cash used in investing activities                (15,863)        (62,265)        (27,923)
                                                 -----------     -----------     -----------
Financing activities:
   Repayments of long-term debt and
   subordinated payable                              (10,006)         (2,834)         (1,568)
   Distributions                                      (1,014)           (219)             --
   Proceeds from exercise of Common stock
   options and warrants                                5,065           9,316          19,305
   Net proceeds from issuance of Common stock            413          41,858              --
   Purchase and retirement of Common stock,
   at cost                                                --              --         (15,466)
                                                 -----------     -----------     -----------
Net cash (used in) provided by financing
activities                                            (5,542)         48,121           2,271
                                                 -----------     -----------     -----------
Net increase in cash, cash equivalents and
cash equivalent with related party                     1,447          46,088          35,341
Cash, cash equivalents and cash equivalent
with related party, beginning of year                 14,489          15,936          62,024
                                                 -----------     -----------     -----------
Cash, cash equivalents and cash equivalent
with related party, end of year                  $    15,936     $    62,024     $    97,365
                                                 ===========     ===========     ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries


Notes to consolidated financial statements
December 31, 1999 and 2000




(in thousands, except per-share amounts)

1.       Background and summary of significant accounting policies:

Background and basis of presentation

MedQuist Inc. (the Company or MedQuist) is the leading national provider of medical transcription services to the healthcare industry in the United States. MedQuist was incorporated in New Jersey in 1984 and reorganized in 1987. From 1995 through 2000, the Company completed 37 acquisitions, of which 31 were accounted for as purchase transactions and six were accounted for as pooling-of-interests. Accordingly, the accompanying consolidated financial statements have been retroactively restated to reflect the acquisitions accounted for under the pooling-of-interests method (see Note 2).

Principles of consolidation

The accompanying consolidated financial statements include the accounts of MedQuist and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Common stock splits

On June 15, 1998, the Company effected a two-for-one stock split for all shares of Common stock. All share data in the accompanying consolidated financial statements has been retroactively adjusted to reflect the stock split.

Use of estimates and assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets and liabilities and contingency disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Pro forma presentation for income taxes

Prior to their pooling-of-interests merger with the Company, two 1998 acquisitions were taxed as "S" Corporations. Accordingly, no tax provision is included in the accompanying consolidated financial statements related to their income prior to their respective acquisition dates. The following pro forma presentation sets forth the Company's income tax provision, net income and net income per share as if these two companies had been taxed as "C" Corporations for all periods presented.

                                                              Year ended
                                                             December 31,
                                                                 1998
                                                             ------------
Income before income taxes, as reported                        $ 11,657
Pro forma income tax provision                                    8,766
                                                               --------
Pro forma net income                                           $  2,891
                                                               ========
Pro forma net income per share:
   Basic                                                       $   0.09
   Diluted                                                     $   0.08

Cash and cash equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less, consisting primarily of cash on deposit with banks. At December 31, 1999, cash and cash equivalents were restricted by a letter of credit of $1,400 which was used to repay a note in January 2000. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

Cash equivalent with related party

Cash equivalent with related party consists of cash deposited with Koninklijke Philips Electronics N.V. (Philips) for the purpose of optimizing income from temporary excess cash. The Company maintains a Deposit Facility with a major shareholder which allows investments up to $100 million to earn interest at LIBOR less 0.125 percent, for periods up to 365 days. At December 31, 2000, the Company had $20,044 in such an investment, which was liquidated on January 19, 2001. As the original maturity of this investment was less than three months, the investment is classified as a cash equivalent in the accompanying consolidated balance sheet as of December 31, 2000.

Investments

Included in other assets at December 31, 1999, was a warrant to purchase common stock in Lernout and Hauspie, Inc. (L&H). The warrant was classified as available-for-sale. Pursuant to SFAS No. 115, available-for-sale securities are carried at fair value, based on an estimate using the Black-Scholes option pricing model, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The unrealized gain, net of taxes, at December 31, 1999 was $704. A portion of the warrants were exercised and the resulting stock was sold during the years ended December 31, 1999 and 2000. The transactions resulted in gains of $309 and $3,672, respectively. No warrants remained as of December 31, 2000.

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization have been provided using the straight-line method over the estimated useful lives of the assets, which range from two to seven years for furniture, equipment and software, and the lesser of the lease term or useful life for leasehold improvements. Repairs and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized. Gains or losses on disposals are charged to operations.

Intangible assets

Intangible assets consist primarily of goodwill, customer lists, noncompete agreements and employee bases. The goodwill related to the May 1994 acquisition of Transcriptions, Ltd. is being amortized over 40 years. The goodwill related to subsequent acquisitions is being amortized over 20-30 years. Customer lists and employee bases are being amortized over 10-20 years and three to five years, respectively. Noncompete agreements are amortized over their terms, ranging from
1.5 years to four years.

Long-lived assets

The Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of the impairment will be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2000, management believes that no revision to the remaining useful lives or write-down of long-lived assets is required.

Transaction costs and restructuring charges

During 1997 and 1998, the Company incurred certain charges resulting from restructurings, transaction costs associated with pooling-of-interests acquisitions and expenses incurred in connection with MRC, Inc.'s terminated initial public offering. In 1999 and 2000, the Company recognized income in connection with their revised estimate of the required reserves.

                                                     Year ended December 31
                                              ----------------------------------
                                                1998         1999         2000
                                              --------    ---------    ---------
Restructuring charges                         $  6,539    $ (2,333)    $ (1,013)
Transaction costs associated with
pooling-of-interests                            11,000        (315)          --
Terminated initial public offering costs           682          --           --
                                              --------    --------     --------
                                              $ 18,221    $ (2,648)    $ (1,013)
                                              ========    ========     ========

In December 1998, the Company's board of directors approved management's restructuring plan associated with the MRC, Inc. merger. The plan related primarily to the closure of several redundant operating facilities as well as certain corporate offices in order to improve operating efficiencies. Costs associated with the plan of approximately $6,539 were recognized in 1998 in accordance with Emerging Issues Task Force (EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

The following table reflects the significant components of the restructuring charge for the year ended December 31, 1998:

Noncancelable leases                                                   $  3,835
Severance                                                                 1,618
Noncancelable contracts and other exit costs                              1,086
                                                                       --------
                                                                       $  6,539
                                                                       ========

In 1999, the Company revised its estimate of the required reserves and reversed $2,333 of the 1998 restructuring charges as follows:

Noncancelable leases                                                   $ (1,492)
Severance                                                                  (182)
Noncancelable contracts and other exit costs                               (659)
                                                                       --------
                                                                       $ (2,333)
                                                                       ========

In 2000, the Company revised its estimate of the required reserves and reversed $471 of the 1998 restructuring charge related to noncancelable leases.

The severance costs are attributable to 41 individuals from various levels of operational and senior management. As of December 31, 1999 and 2000, $437 and $993 of noncancelable leases had been paid, $1,290 and $1,310 of severance had been paid, and $427 and $427 of other restructuring costs had been paid, respectively. The consolidated balance sheets at December 31, 1999 and 2000 reflect $2,052 and $1,005, respectively, in accrued expenses related to the 1998 restructuring charge.

In 1997, MRC approved a separate management plan to close and/or merge several redundant operating facilities in order to further reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to noncancelable leases, the disposition of fixed assets and employee severance costs. Costs associated with the plan of approximately $2,075 were recognized in 1997 in accordance with EITF 94-3. Included in this amount is approximately $705 for the disposal of assets and approximately $800 in severance and employee contract buy outs. The balance is primarily related to noncancelable lease costs. The severance costs are attributable to eight individuals from various levels of operational and senior management. In 2000, the Company revised its estimate of the required reserves and reversed $542 of the 1997 restructuring charge. At December 31, 1999 and 2000, approximately $1,003 and $444, respectively, related to closed facility leases is included in accrued expenses.

In 1998, the Company incurred the following transaction costs associated with business combinations accounted for using the pooling-of-interests method:

Investment banker fees                                                 $  7,200
Accounting, legal and other professional fees                             2,260
Broker fees                                                               1,540
                                                                       --------
                                                                       $ 11,000
                                                                       ========

Tender offer costs

In July 2000, Philips completed a tender offer in which they acquired approximately 60 percent of the Company's outstanding Common stock for $51.00 per share. In association with this tender offer, the Company incurred approximately $6,255 of costs, primarily related to investment banker fees.

Advertising costs

The Company charges advertising costs to expense as incurred. Advertising expense was $650, $524 and $626 for the years ended December 31, 1998, 1999 and 2000, respectively.

Research and development costs

Research and development costs are charged to expense as incurred. Total research and development costs were approximately $813 for the year ended December 31, 1998. None of these costs were incurred in 1999 or 2000.

Statements of cash flow information

For the years ended December 31, 1998, 1999 and 2000, the Company paid interest of $695, $125 and $46, respectively, and income taxes of $6,705, $15,016 and $17,007, respectively. Capital lease obligations of $98 were incurred on equipment leases entered into in 1998. In 1998, convertible notes totaling $1,288 were converted into 172 shares of Common stock.

The following table displays the net noncash financing activities resulting from the Company's business acquisitions (see Note 2):

                                                   Year ended December 31
                                              -------------------------------
                                                1998        1999        2000
                                              -------    ---------    -------
Noncash net assets acquired                   $ 4,401    $ 51,388     $ 8,055
Less- Seller notes and payables                    --      (1,757)         --
Common stock issued                                --      (1,226)         --
Cash paid to dissenting stockholder in
pooling transaction                             1,438          --          --
                                              -------    --------     -------
Net cash paid for business acquisitions       $ 5,839    $ 48,405     $ 8,055
                                              =======    ========     =======

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

The table below sets forth the reconciliation of the numerators and denominators of the Company's basic and diluted income per share computations:


                                                       Year ended December 31
                  ----------------------------------------------------------------------------------------------
                               1998                            1999                           2000
                  ------------------------------  ----------------------------   --------------------------------
                                          Per                           Per                             Per
                     Net                 share       Net               share       Net                  share
                   income     Shares     amount    income     Shares   amount     income     Shares     amount
                  -------     ------    -------   --------    ------   ------    --------    ------     -------
Basic             $ 3,185     33,087    $  0.10   $ 40,205    35,120   $ 1.14    $ 38,730    36,154     $  1.07
Effect of
dilutive
securities             --      1,818      (0.01)        --     1,609    (0.05)         --     1,015       (0.03)
                  -------     ------    -------   --------    ------   ------    --------    ------     -------
Diluted           $ 3,185     34,905    $  0.09   $ 40,205    36,729   $ 1.09    $ 38,730    37,169     $  1.04
                  =======     ======    =======   ========    ======   ======    ========    ======     =======


For the years ended December 31, 1998, 1999 and 2000, 654, 72 and 2,055 Common stock options and warrants, respectively, were excluded from the diluted computation because their effect would be anti-dilutive.

Fair value of financial instruments

Cash and cash equivalents, cash equivalent with related party, accounts receivable, accounts payable and accrued expenses are reflected in the accompanying consolidated financial statements at fair value due to the short-term nature of those instruments. Available-for-sale investments are also reflected at fair value in accordance with SFAS No. 115. The carrying amount of debt obligations approximates fair value at the balance sheet dates.

Comprehensive income

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. The Company's comprehensive income consists of net income and unrealized holding gains on available-for-sale securities. The adoption of SFAS No. 130 had no impact on total shareholders' equity and is presented on the accompanying Consolidated Statements of Shareholders' Equity. For the years ended December 31, 1998, 1999 and 2000, the pretax unrealized gains on available-for-sale securities were $900, $950 and $0, respectively, and the tax expense recorded on the unrealized gains were $315, $246 and $0, respectively.

Segment information

The Company operates in one reportable segment.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

Effective with the year ended December 31, 1999, the Company was subject to the provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and the amortization of such costs. The adoption of SOP 98-1 did not have a material impact on the Company's financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       Acquisitions:

On May 28, 1998, the Company completed the acquisition of approximately 94 percent of the outstanding capital stock of Digital Dictation, Inc. (DDI) and on July 31, 1998, acquired the remaining shares. The Company issued 912 shares of its Common stock in exchange for all DDI shares. The acquisition was accounted for using the pooling-of-interests method of accounting.

On August 18, 1998, the Company completed the acquisition of Signal Transcriptions Network, Inc. (Signal), which was accounted for using the pooling-of-interests method of accounting. The Company issued 619 shares of its Common stock and approximately $1,400 in cash to a dissenting Signal stockholder in exchange for all Signal capital stock. Signal and the Company have elected to treat their merger as an asset purchase for income tax purposes. In connection with this election, the Company recorded a deferred tax asset of $5,052 that was credited directly to shareholders' equity to reflect the tax effect of goodwill that was recorded for tax purposes.

On November 30, 1998, the Company completed the acquisition of Transcriptions Ltd. of Florida, Inc. (TLF), which was accounted for using the pooling-of-interests method. The Company issued 800 shares of its Common stock for all TLF capital stock.

On September 18, 1998, the Company signed a definitive merger agreement with MRC, and on December 10, 1998, the merger was consummated. Pursuant to the agreement, the Company exchanged each share of MRC Common stock and each share of MRC Preferred stock on an as-converted basis for 0.5163 shares of its Common stock. In total, the Company issued 8,662 shares of its Common stock to the former MRC shareholders and options to purchase an aggregate of 1,543 shares to the former MRC option holders. The MRC merger was accounted for as a pooling-of-interests.

The Company's historical financial statements have been retroactively restated to reflect the acquisitions of DDI, Signal, TLF and MRC. Revenue and net income as previously reported for the year ended December 31, 1998 and as restated for the pooling of interests transactions is as follows:

                                                       Year ended
                                                    December 31, 1998
                                            --------------------------------
                                                                 Net income
                                               Revenues            (loss)
                                            ---------------     ------------
MedQuist, as previously reported            $   164,779 (a)     $   (305)(a)
DDI                                               6,165 (b)          253 (b)
Signal                                            5,281 (b)          543 (b)
TLF                                               3,688 (c)          522 (c)
MRC                                              91,742 (c)        2,172 (c)
                                            -----------         --------
Restated                                    $   271,655         $  3,185
                                            ===========         ========

(a) Includes DDI and Signal amounts from July 1, 1998, and TLF and MRC amounts from October 1, 1998, and includes $18,221 of pretax transaction and restructuring costs.

(b) Reflects amounts from January 1, 1998 to June 30, 1998.

(c) Reflects amounts from January 1, 1998 to September 30, 1998.

Prior to their mergers with the Company, Signal and TLF were taxed as "S" Corporations. The above net income amounts do not include an aggregate "C" Corporation income tax provision for Signal and TLF of approximately $294 for the year ended December 31, 1998 (see Note 1).

From 1997 through 1999, the Company completed several smaller acquisitions accounted for using the purchase method. Pro forma information is not presented as these acquisitions are not material to the Company. Certain of the acquisitions provide for additional consideration to be paid if net future billings to defined customers exceed specified contractual levels. These provisions expire in 2001 and are generally payable on a quarterly basis. When the contingency is resolved and additional consideration is due, the Company will account for the payments as additional purchase price and amortize the additional amount paid over the remaining life of the asset.

3.       Property and equipment:

                                                             December 31
                                                      -----------------------
                                                         1999         2000
                                                      ----------   ----------
Furniture, equipment and software                     $   68,115   $   82,270
Leasehold improvements                                     2,377        2,971
                                                      ----------   ----------
                                                          70,492       85,241
Less- Accumulated depreciation and amortization          (38,777)     (50,228)
                                                      ----------   ----------
                                                      $   31,715   $   35,013
                                                      ==========   ==========
4.       Investment:

On April 6, 2000, the Company made a $6 million investment in A-Life Medical, Inc. (A-Life), a leader in advanced natural language processing technology for the medical industry. The Company has accounted for the investment under the cost method of accounting. There were no dividends received from this investment. The Company received approximately $100 of services from A-Life during the year ended December 31, 2000. As of December 31, 2000, the Company owned 19.5 percent of A-Life's outstanding shares.

5.       Intangible assets:

                                                            December 31
                                                    -------------------------
                                                       1999            2000
                                                    ----------      ---------
Goodwill                                            $   86,884      $  86,884
Customer lists                                          44,607         51,594
Noncompete agreements                                    6,576          7,016
Employee base                                            4,079          4,079
Other                                                       37             37
                                                    ----------      ---------
                                                       142,183        149,610
Less- Accumulated amortization                         (18,866)       (26,202)
                                                    ----------      ---------
                                                    $  123,317      $ 123,408
                                                    ==========      =========
6.       Accrued expenses:

                                                            December 31
                                                    -------------------------
                                                       1999            2000
                                                    ---------       ---------
Accrued payroll and related taxes                   $  13,494       $  12,075
Restructuring charges                                   3,055           1,449
Income taxes payable                                    5,757              --
Other employee related expenses                         2,318           2,318
Insurance reserves                                      2,086           2,100
Other                                                  10,793           6,043
                                                    ---------       ---------
                                                    $  37,503       $  23,985
                                                    =========       =========

7.       Long-term debt:

                                                             December 31
                                                      ----------------------
                                                         1999         2000
                                                      ----------    --------
Subordinated promissory note, repaid in 2000          $    1,400    $     --
Subordinated promissory notes, due December 2001             357         357
Capital lease obligations                                    175          73
Other                                                         50          25
                                                      ----------    --------
                                                           1,982         455
Less- Current portion                                     (1,530)       (433)
                                                      ----------    --------
                                                      $      452    $     22
                                                      ==========    ========

The Company had a credit facility that provided for a $10 million unsecured senior revolving line of credit which expired on April 23, 2000.

In connection with the acquisition of Medical Records Corp., MRC issued seven year, 8 percent unsecured notes to the former shareholders totaling $2,000. The notes required the payment of interest quarterly, with annual principal payments of $500 beginning in July 2000. The Company repaid these notes in 1999.

In January 1998, subordinated convertible six percent promissory notes in the amount of $1,288 were converted into 172 shares of Common stock at a conversion price of $7.48 per share.

8.       Shareholders' equity:

In May 1999, the Company consummated a secondary public offering of its Common stock, selling 800 shares at a price of $33.63 per share. In June 1999, the underwriters exercised their overallotment option for an additional 505 shares. After deducting the underwriters' discount and offering expenses, the net proceeds to the Company were $41,858.

During the year ended December 31, 2000, the Company repurchased 600 shares of its outstanding Common stock for $15,466 at an average price of $25.78 per share. All Common stock acquired was subsequently retired.

9.       Stock option plans:

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

In February 1998, MRC granted 165 stock options to employees with exercise prices below the fair market value of their Common stock. Accordingly, MRC recorded deferred compensation totaling $1,078, of which $540, $247 and $163 was amortized to expense in 1998, 1999 and 2000, respectively.

Information with respect to the Company's Common stock options is as follows:

                                                 Option price per     Aggregate
                                     Shares           share            proceeds
                                   ---------    -----------------    -----------
Outstanding, December 31, 1997       4,337      $  1.14 - 16.49       $  29,375
   Granted                           1,015         5.21 - 31.19          26,012
   Exercised                          (760)        1.14 - 16.49          (1,887)
   Canceled                           (159)        5.21 - 25.63            (391)
                                    ------      ---------------       ---------
Outstanding, December 31, 1998       4,433         1.34 - 31.19          53,109
   Granted                              91        28.31 - 44.00           3,365
   Exercised                        (1,153)        1.34 - 31.19          (9,316)
   Canceled                           (202)        5.21 - 31.19          (4,253)
                                    ------      ---------------       ---------
Outstanding, December 31, 1999       3,169         1.34 - 31.19          42,905
   Granted                           2,056        17.06 - 70.00         105,380
   Exercised                        (1,381)        1.67 - 44.00         (19,305)
   Canceled                           (244)        5.21 - 70.00          (7,295)
                                    ------      ---------------       ---------
Outstanding, December 31, 2000       3,600      $  2.17 - 70.00       $ 121,685
                                    ======      ===============       =========

At December 31, 2000, there were 1,523 exercisable options with an aggregate exercise price of $21,024 and 1,472 additional options available for grant under the plans.

The options outstanding and exercisable by exercise price at December 31, 2000, are as follows:

                                   Weighted
                                    average     Weighted                Weighted
                                   remaining    average                 average
Range of exercise     Number      contractual   exercise      Number    exercise
      prices        outstanding      life         price    exercisable    price
-----------------   -----------   -----------   ---------  -----------  --------
$   0.00 -  7.00        721          5.1        $    4.44       641     $   4.34
    7.01 - 14.00        292          5.6            10.27       205        10.19
   14.01 - 21.00        381          7.0            14.60       220        14.40
   21.01 - 28.00        319          8.0            24.39       222        24.19
   28.01 - 35.00        333          7.0            31.12       200        31.14
   35.01 - 42.00         76          8.8            37.75        33        38.19
   42.01 - 49.00          2           --            44.00         2        44.00
   49.01 - 56.00        759          9.5            50.94        --           --
   56.01 - 70.00        717          9.5            70.00        --           --
                    -------                                 -------
                      3,600          7.6            33.80     1,523        13.80
                    =======                                 =======

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plans. Had compensation cost for the Company's Common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                      Year ended December 31
                                 -----------------------------
                                    1998      1999      2000
                                 --------  ---------  --------
 Net income:
   As reported                   $  3,185  $  40,205  $ 38,730
   Pro forma                        1,705     35,945    34,447
Basic net income per share:
   As reported                        .10       1.14      1.07
   Pro forma                          .05       1.02       .95
Diluted net income per share:
   As reported                        .09       1.09      1.04
   Pro forma                          .05        .98       .93

The fair value of the options granted is estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0 percent, volatility of 55.0 percent, risk-free interest rates of 4.4 percent to
8.0 percent, and an expected life of five years. The above pro forma amounts may not be indicative of future amounts because option grants prior to January 1, 1995 have not been included and because future option grants are expected.

10.      Income taxes:

The income tax provision consists of the following:

                                             Year ended December 31
                                      ------------------------------------
                                        1998          1999          2000
                                      --------     ---------     ---------
Current:
  State and local                     $ 1,596      $  4,256       $  3,196
  Federal                              10,089        24,654         22,780
                                      -------      --------       --------
                                       11,685        28,910         25,976
Deferred                               (3,213)       (1,471)         2,797
                                      -------      --------       --------
                                      $ 8,472      $ 27,439       $ 28,773
                                      =======      ========       ========

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                   Year ended December 31
                                                 --------------------------
                                                 1998      1999       2000
                                                 ----      ----       ----
Statutory federal income tax rate                35.0%     35.0%      35.0%
Nondeductible transaction costs                  30.8      (0.2)        --
State income taxes, net of federal benefit        3.7       4.1        3.5
Impact of Signal and TLF "S" Corporation
status                                           (4.4)       --         --
Other                                             7.6       1.7        4.1
                                                 ----      ----       ----
                                                 72.7%     40.6%      42.6%
                                                 ====      ====       ====

Signal and TLF were taxed as an "S" Corporation prior to their mergers with MedQuist. Accordingly, the former Signal and TLF shareholders were taxed individually on their companies' taxable income. Therefore, no tax provision is included in the accompanying consolidated financial statements related to Signal and TLF's net income (see Note 1).

The tax effected temporary differences that give rise to deferred income taxes are as follows:

                                                     December 31
                                              -------------------------
                                                 1999           2000
                                              -----------    ----------
Deferred tax asset:
   Restructuring accruals                     $      922     $     586
   Accruals and reserves                           7,703         5,192
   Accumulated amortization                        1,431         5,474
   Deferred compensation                             146           279
                                              ----------     ---------
Total deferred tax assets                         10,202        11,531
                                              ----------     ---------
Deferred tax liability:
   Accumulated depreciation                       (1,086)       (1,759)
   Marketable security                              (380)           --
   Intangibles                                        --        (4,943)
   Other                                          (1,745)       (1,995)
                                              ----------     ---------
Total deferred tax liabilities                    (3,211)       (8,697)
                                              ----------     ---------
Net deferred tax asset                        $    6,991     $   2,834
                                              ==========     =========

Realization of the Company's net deferred tax asset is dependent on future taxable income. The Company believes that it is more likely than not such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time.

11.      Commitments and contingencies:

Rent expense for operating leases was $5,618, $5,410 and $6,969 for the years ended December 31, 1998, 1999 and 2000, respectively. Minimum annual rental commitments for noncancelable operating leases having terms in excess of one year as of December 31, 2000, are as follows:

2001                                            $   6,290
2002                                                5,178
2003                                                3,848
2004                                                2,005
2005                                                  665
2006 and thereafter                                   163
                                                ---------
                                                $  18,149
                                                =========

The Company has an employment agreement, as amended, with a former chief executive officer. The agreement entitles this individual to receive retirement benefits of $75 per year for life plus certain other benefits, as defined. Included in other long-term liabilities is $781 and $704 at December 31, 1999 and 2000, respectively, related to these retirement benefits. The employment agreement also requires the Company to loan the former chief executive officer's estate the necessary funds to exercise any options owned by the individual at the time of his death.

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

12.      Employee benefit plans:

Savings plan

The Company offers a savings plan under section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute up to 15 percent of their compensation on a pretax basis. The Company matches 50 percent of participant's contribution, up to 5 percent of the participant's total compensation. Effective October 1, 1996, the Company's matching contribution is made in the form of the Company's Common stock. The charge to operations for the Company's matching contributions was $125, $177 and $867 in 1998, 1999 and 2000, respectively. The Company issued 5 shares in 1998 and 1999 and 27 shares in 2000, in connection with the Company's matching contribution.

MRC had two defined contribution 401(k) plans, covering substantially all employees. Eligible employees of MRC may contribute certain amounts of their annual compensation. During 1998 and 1999, MRC made matching contributions to the plans of $114 and $98, respectively.

Stock purchase plan

All full-time employees except those who own 5 percent or more of the Voting stock of the Company are eligible to participate in the Company's Employee Stock Purchase Plan (SPP). The SPP provides that participants may authorize the Company to withhold up to 10 percent of their earnings for the purchase of the Company's Common stock. The purchase price of the Common stock is determined by the Compensation Committee but shall not be less than 85 percent of the fair market value of the Common stock. Through the SPP, 15, 8 and 21 common shares have been purchased in 1998, 1999 and 2000, respectively.

13.      Quarterly supplemental financial data (unaudited):

Year ended December 31,
1999:                                            Three months ended
                              --------------------------------------------------
                                March 31    June 30   September 30   December 31
                              ----------   ---------  ------------   -----------
Revenues                      $  75,658    $  79,983    $  86,001     $  88,366
Income before income taxes       11,991       15,043       18,462        22,148
Net income                        7,056        8,875       10,986        13,288
Basic net income per share         0.21         0.25         0.31          0.37
Diluted net income per share       0.20         0.24         0.29          0.36

Year ended December 31,
2000:                                            Three months ended
                              --------------------------------------------------
                                March 31    June 30   September 30   December 31
                              ----------   ---------  ------------   -----------
Revenues                      $  92,512    $  90,989    $  90,648     $  90,000
Income before income taxes       23,720       19,351        9,109        15,323
Net income                       14,232       11,611        3,534         9,353
Basic net income per share         0.40         0.33         0.10          0.25
Diluted net income per share       0.39         0.31         0.10          0.25

Report of independent public accountants



To MedQuist Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of MedQuist Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated January 30, 2001. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The Schedule on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to auditing procedures applied in the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Philadelphia, Pennsylvania
January 30, 2001

                                                                     Schedule II



MedQuist Inc. and Subsidiaries


Valuation and qualifying accounts
For the years ended December 31, 1998, 1999 and 2000




                        Balance at    Charged to    Charged to     Write-offs    Balance at
                        beginning     costs and        other        and cash       end of
                        of period      expenses      accounts       payments       period
                        ----------    ----------    ----------     ----------    ----------
Allowance for
doubtful accounts:

Year ended
December 31, 1998        $  1,298     $   1,217      $     --       $    241     $   2,274

Year ended
December 31, 1999           2,274         3,149       (a) 648          2,512         3,559

Year ended
December 31, 2000           3,559         1,015            --          1,009         3,565

Accrued
restructuring costs:

Year ended
December 31, 1998        $  1,733     $   6,539      $     --       $  1,497      $  6,775

Year ended
December 31, 1999           6,775        (2,333)           --          1,387         3,055

Year ended
December 31, 2000           3,055        (1,013)           --            593         1,449


(a) Assumed in business acquisitions accounted for as purchase transactions.