Form 10-Q
period 2001-03-31
MEDQUIST INC
filed 2001-05-11
CIK 884497

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                -----------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                -----------------

For the quarterly period                                  Commission file number
ended March 31, 2001                                      0-19941


                                  MedQuist Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                                              22-2531298
-------------------------------                              -------------------
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


                      ------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X            No___
   -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 36,816,225 shares of common stock, no par value, as of May 8, 2001.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                  PAGE NO.
-------  ---------------------                                                                  --------
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at March 31, 2001 (Unaudited) and                               1
         December 31, 2000

         Consolidated Statements of Income for the three months ended March 31, 2001                 2
         and 2000 (Unaudited)

         Consolidated Statements of Cash Flows for the three months ended March 31, 2001             3
         and 2000 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)                            4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                  10

         Special Note Concerning Forward Looking Statements                                         10

PART II. OTHER INFORMATION
-------- -----------------
Item 1.  Legal Proceedings                                                                          11

Item 2.  Changes in Securities and Use of Proceeds                                                  11

Item 3.  Defaults upon Senior Securities                                                            11

Item 4.  Submission of Matters to a Vote of Security Holders                                        11

Item 5.  Other Information                                                                          11

Item 6.  Exhibits and Reports on Form 8-K                                                           11

SIGNATURE                                                                                           12
---------

                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 March 31        December 31,
                                                                                   2001             2000
                                                                                   ----             ----
                                                                                (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                     $61,810           $77,321
   Cash equivalent with related party                                             50,087            20,044
   Accounts receivable, net of allowance of $3,527 and
      $3,565                                                                      74,707            75,155
   Prepaid expenses and other current assets                                       6,724            12,099
                                                                                   -----            ------
       Total current assets                                                      193,328           184,619

Property and equipment - net                                                      34,847            35,013

Other assets                                                                       7,222             6,861

Intangible assets - net                                                          132,815           123,408
                                                                                 -------           -------

                                                                                $368,212          $349,901
                                                                                ========          ========

Liabilities and Shareholders' Equity

Current Liabilities:
   Current portion of long-term debt                                              $1,424              $433
   Accounts payable                                                                4,701             4,232
   Accrued expenses                                                               26,079            23,985
                                                                                  ------            ------
       Total current liabilities                                                  32,204            28,650

Long-term debt                                                                     1,013                22

Other liabilities                                                                  1,050               704
Deferred income taxes                                                              2,719             2,719

Shareholders' equity:
   Common stock, no par value, 60,000 shares authorized,
        36,805 and 36,769 issued and outstanding                                     ---               ---
   Additional paid-in capital                                                    223,815           223,286
   Retained earnings                                                             107,515            94,648
   Deferred compensation                                                            (104)             (128)
                                                                                    -----             -----
       Total shareholders' equity                                                331,226           317,806
                                                                                 -------           -------
                                                                                $368,212          $349,901
                                                                                ========          ========






     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)



                                                                                Three Months Ended
                                                                                       March 31,
                                                                                       ---------
                                                                               2001               2000
                                                                               ----               ----
Revenue                                                                    $ 95,099            $92,512
                                                                           --------            -------

Costs and expenses:
   Cost of revenue                                                           70,367             65,146
   Selling, general and administrative                                        3,095              2,863
   Depreciation                                                               3,768              3,423
   Amortization of intangible assets                                          1,952              1,787
   Restructuring charges                                                       (600)               ---
   Lawsuit settlement                                                        (3,000)               ---
                                                                              -----                ---
       Total costs and expenses                                              75,582             73,219
                                                                             ------             ------
Operating income                                                             19,517             19,293
Other income:
   Gain on sale of securities                                                   ---              3,675
   Interest income, net                                                       1,405                752
                                                                              -----                ---
Income before income taxes                                                   20,922             23,720
Income tax provision                                                          8,055              9,488
                                                                              -----              -----
Net income                                                                  $12,867            $14,232
                                                                            =======            =======

Basic net income per common share                                           $  0.35            $  0.40
                                                                            =======            =======

Diluted net income per common share                                         $  0.34            $  0.39
                                                                            =======            =======





     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                                 2001      2000
                                                                                                 ----      ----
Operating activities:
   Net income                                                                                  $12,867    $14,232
   Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
   Depreciation and amortization                                                                 5,720      5,210
   Gain on sale of securities                                                                      ---     (3,675)
   Amortization of deferred compensation                                                            24         41
   Tax benefit for exercise of employee stock options                                               25        335
   Changes in assets and liabilities:
       Accounts receivable, net                                                                  2,143     (3,065)
       Prepaid expenses and other current assets                                                 5,658       (463)
       Other assets                                                                               (361)       ---
       Accounts payable                                                                            469        122
       Accrued expenses                                                                          2,217     (1,036)
       Other liabilities                                                                           346        (24)
                                                                                                   ---         ---
Net cash provided by operating activities                                                       29,108     11,677
                                                                                                ------     ------

Investing activities:
   Purchases of property and equipment, net                                                     (3,173)    (3,795)
   Purchase of investments                                                                         ---       (728)
   Proceeds from sale of securities                                                                ---      4,403
   Acquisitions, net of cash acquired                                                          (11,452)    (4,432)
                                                                                                -------    -------
Net cash used in investing activities                                                          (14,625)    (4,552)
                                                                                               --------     -----

Financing activities:
   Repayments of long-term debt                                                                    (18)    (1,489)
   Proceeds from the exercise of common stock options                                               67        335
   Purchase and retirement of common stock, at cost                                                ---    (15,466)
                                                                                                   ---     ------
Net cash provided by (used in) financing activities                                                 49    (16,620)
                                                                                                    --     ------

Net increase (decrease)  in cash, cash equivalents, and cash equivalent with related party      14,532     (9,495)

Cash, cash equivalents and cash equivalent with related party, beginning of period              97,365     62,024
                                                                                                ------     ------

Cash, cash equivalents and cash equivalent with related party, end of period                  $111,897    $52,529
                                                                                              ========    =======

Supplemental disclosure of cash flow information:
   Cash paid during period for:
       Interest                                                                                $    10     $   14
                                                                                               =======     ======
       Income taxes                                                                            $   115     $6,467
                                                                                               =======     ======




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
          (Unaudited - amounts in thousands, except per share amounts)


Note 1.  Basis of Presentation and Restructuring Charges
--------------------------------------------------------

         The information set forth in these statements is unaudited. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended March 31, 2001 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

         From 1995 through March 31, 2001, we completed 39 acquisitions. Six acquisitions, including the acquisition of The MRC Group (MRC), were accounted for as pooling of interests. Four of the acquisitions accounted for as pooling of interests were material and, accordingly, we restated our financial statements.

         In December 1998, the Company's board of directors approved management's restructuring plan associated with the MRC merger. Costs associated with the plan of approximately $6,539 were recognized in 1998 in accordance with Emerging Issues Task Force ("EIFT") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as follows:

         Non-cancelable leases......................................$3,835
         Severance.................................................. 1,618
         Non-cancelable contracts and other exit costs.............. 1,086
                                                                     -----
                                                                    $6,539

         The plan related primarily to the closure of several redundant customer service centers as well as certain corporate offices in order to improve operating efficiencies. The plan was completed in 1999. The severance costs are attributable to 41 individuals from various levels of operational and senior management. The activity in the restructuring account is as follows:

                                                                                    Non-Cancelable
                                           Non-Cancelable                           Contracts and
                                               Leases            Severance         Other Exit Costs         Total
                                               ------            ---------         ----------------         -----
1998 Restructuring Charge                      $3,835            $1,618               $1,086               $6,539
Payments against Restructuring accrual:

                1998                                0              (567)                (410)                (977)
                1999                             (437)             (723)                 (17)              (1,177)
                2000                             (556)              (20)                 ---                 (576)
                2001                              (54)              ---                  ---                  (54)

Revision to estimate recorded in 1999:         (1,492)             (182)                (659)              (2,333)

Revision to estimate recorded in 2000:           (471)              ---                  ---                 (471)
Revision to estimate recorded in 2001:            (44)             (126)                 ---                 (170)
                                                 ----             -----                  ---                 ----

1998 Restructuring accrual balance, at
   March 31, 2001:                            $   781            $    0               $    0               $  781
                                              =======            ======               ======               ======


         In 1997, MRC approved a separate management plan to close and/or merge several redundant customer service centers in order to further reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to non-cancelable leases, the disposition of fixed assets and employee severance costs. During 2001, we revised our accrual estimates and $430 of the restructure accruals were reversed in connection with the revision. At March 31, 2001, the accrual has been fully utilized.

Note 2.  Acquisitions
---------------------

         During 2000, we completed eight acquisitions accounted for using the purchase method. Pro forma information is not presented as the acquisitions were not material to the Company.

         Through March 31, 2001, we completed two acquisitions accounted for using the purchase method. Pro forma information is not presented as the acquisitions were not material to the Company.

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

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:...

                                                             Three Months Ended March 31,
                                  -------------------------------------------------------------------------------
                                                2001                                         2000
                                  -----------------------------------           ---------------------------------
                                     Net                    Per Share            Net                    Per Share
                                   Income       Shares        Amount            Income       Shares       Amount
                                   ------       ------        ------            ------       ------       ------
Basic                             $12,867      36,803         $0.35             $14,232      35,700       $0.40

Effect of dilutive securities         ---         717         (0.01)                ---       1,203       (0.01)
                                      ---         ---         -----                 ---       -----       ------


Diluted                           $12,867      37,520         $0.34             $14,232      36,903       $0.39
                                  =======      ======         =====             =======      ======       =====



Note 4.  Shareholders' Equity
-----------------------------

         During the year ended December 31, 2000, we repurchased 600 shares of our outstanding common stock for $15,466 at an average price of $25.78 per share. All common stock acquired was subsequently retired.

         In July 2000, Koninklijke Philips Electronics, N.V. (Philips) completed a tender offer in which they acquired approximately 60% of MedQuist's outstanding common stock for $51.00 per share.

         Since July 2000, Philips has purchased shares in the open market, at various prices, which has increased their ownership in MedQuist stock to approximately 71%.

Note 5.  Cash, Cash Equivalent and Cash with Related Party
----------------------------------------------------------

         Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. Cash equivalent with related party consists of cash deposited with Philips for the purpose of optimizing income from temporary excess cash. We maintain a Deposit Facility with Philips which allows us to invest up to $150 million at LIBOR less 0.125%, for periods up to 365 days. At March 31, 2001, we had $50.1 million in such an investment. For the three months ended March 31, 2001 we recorded approximately $100,000 of interest income from this investment. As the original maturity of this investment was less than ninety days, we have classified this as a cash equivalent in our consolidated balance sheet as of March 31, 2001.

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

         Cost of revenue consists of all direct costs associated with providing services, including payroll, telecommunications, repairs and maintenance, rent and other direct costs. Most of our cost of revenue is variable in nature, but includes certain fixed components. Selling, general and administrative expenses include costs associated with our senior executive management, marketing, accounting, legal and other administrative functions. Selling, general and administrative expenses are mostly fixed in nature, but include certain variable components.

Results of Operations
---------------------

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Income as a percentage of net revenue:

                                                      Three Months Ended
                                                            March 31
                                                            --------
                                                       2001              2000
                                                       ----              ----
Revenue                                               100.0%           100.0%
Costs and expenses:
   Cost of revenue                                     74.0             70.4
   Selling, general and administrative                  3.3              3.1
   Depreciation                                         4.0              3.7
   Amortization of intangible assets                    2.0              1.9
   Restructuring charges                               (0.6)             --
   Lawsuit settlement                                  (3.2)             --
                                                       -----            ----
   Operating income                                    20.5             20.9
Gain on sale of securities                             ---               4.0
Interest income, net                                    1.5              0.8
                                                        ---              ---
Income before income taxes                             22.0             25.7
Income tax provision                                    8.5             10.3
                                                        ---             ----
Net income                                             13.5%            15.4%
                                                       =====            ====

Three Months Ended March 31, 2001
---------------------------------

Revenue. Revenue increased 2.8% from $92.5 million for the three months ended March 31, 2000 to $95.1 million for the comparable 2001 period. The increase resulted from increased sales to existing customers, sales to new customers and additional revenue from acquisitions.

Cost of Revenue. Cost of revenue increased 8.0% from $65.1 million for the three months ended March 31, 2000 to $70.4 million for the comparable 2001 period. As a percentage of revenue, cost of revenue increased from 70.4% for the three months ended March 31, 2000 to 74.0% for the comparable 2001 period. The increase resulted primarily from increased transcription related payroll and benefit costs.

Selling, general and administrative. Selling, general and administrative expenses increased 8.1% from $2.9 million for the three months ended March 31, 2000 to $3.1 million for the comparable 2001 period. As a percentage of revenues, selling, general and administrative expenses increased from 3.1% for the three months ended March 31, 2000 to 3.3% for the comparable 2001 period. The increase primarily resulted from increased spending to support our existing and new businesses.

Depreciation. Depreciation expense increased 10.0% from $3.4 million for the three months ended March 31, 2000 to $3.8 million for the comparable 2001 period. As a percentage of revenues, depreciation increased from 3.7% for the three months ended March 31, 2000 to 4.0% for the comparable period in 2001. The increase was due to increased capital purchases.

Amortization. Amortization of intangible assets increased from $1.8 million for the three months ended March 31, 2000 to $2.0 million for the comparable 2001 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions, which were accounted for using the purchase method in 2000 and 2001.

Restructuring charge. During the three months ended March 31, 2001, we revised our accrual estimates for the restructuring reserves, which were established in 1998 and 1999. As a result, $600,000 of the reserves were reversed into income in 2001. We will continue to evaluate the restructuring reserve estimates.

Lawsuit settlement. During the three months ended March 31, 2001, we settled a lawsuit, in our favor, for $3.0 million, net of legal expenses.

Interest income, net. We had net interest income of $752,000 for the three months ended March 31, 2000 and net interest income of $1.4 million for the comparable 2001 period. The increase is due to increased cash available for investment.

Income tax provision. Income taxes decreased from $9.5 million or 40.0% of income before income taxes to $8.1 million or 38.5% of income before income taxes. The decrease primarily resulted from state tax planning.

Liquidity and Capital Resources
-------------------------------

         At March 31, 2001, we had working capital of $161.1 million, including $61.8 million of cash and cash equivalents, and $50.1 million of cash equivalent with Philips. We maintain a $150 million deposit facility with Philips, which allows us to invest excess funds at a rate of LIBOR less 0.125%. At March 31, 2001, we had $50.1 million in such an investment. During the three months ended March 31, 2001, our operating activities provided cash of $29.1 million and during the three months ended March 31, 2000 our operating activities provided cash of $11.7 million. The increase is primarily due to increased cash receipts on accounts receivable, refunds on income taxes paid and an increase in accrued expenses.

         During the three months ended March 31, 2001, we used cash in investing activities of $14.6 million, consisting of $3.2 million of capital expenditures and $11.4 million for acquisitions accounted for under the purchase method. During the three months ended March 31, 2000, we used cash for investing activities of $4.6 million, consisting of $3.8 million of capital expenditures, $4.4 million for acquisitions accounted for under the purchase method, $728,000 for the purchase of investments, offset by $4.4 million in cash proceeds from the sale of securities.

         During the three months ended March 31, 2001, net cash provided by financing activities was $49,000. During the three months ended March 31, 2000, cash used in financing activities was $16.6 million, consisting primarily of $15.5 million from the purchase and retirement of MedQuist stock, $1.5 million for repayment of long-term debt, partially offset by $335,000 in proceeds from the issuance of common stock and issuances in connection with employee benefit plans.

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


         The following table provides information about our investment portfolio at March 2001. For investment securities, the table presents principal amounts and related weighted average interest rates (dollars in thousands).

Cash, cash equivalents and cash on deposit with related party          $111,897
 Average interest rate                                                     5.23%


Special Note Concerning Forward Looking Statements
--------------------------------------------------

         Some of the information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We also have referred you to this note in other written or oral disclosures we have made. These statements include forward-looking language such as "will likely result," "may," "are expected to," "is anticipated," "estimated," "projected," "intends to," "consensus earnings estimates," or other similar words. Our actual results are likely to differ, and could differ materially, from the results expressed in, or implied by, these forward-looking statements. There are many factors that could cause these forward-looking statements to be incorrect, including but not limited to the following risks: risks associated with (1) our ability to recruit and retain qualified transcriptionists; (2) inability to complete and assimilate acquisitions of businesses; (3) dependence on our senior management team; (4) the impact of new services or products on the demand for our services; (5) our dependence on medical transcription for substantially all of our business; (6) our ability to expand our customer base; (7) our ability to maintain our current growth rate in revenue and earnings; (8) the volatility of our stock price; (9) our ability to compete with others; (10) changes in law, including without limitation, the impact of the Health Information Portability and Accountability Act ("HIPAA"); (11) infringement on the proprietary rights of others; (12) our failure to comply with confidentiality requirements; (13) our customers' and suppliers' failure to be Year 2000 compliant; and (14) risks inherent in diversifying into other businesses, such as from the acquisitions of DVI (digital dictation equipment), Speech Machines (ASP transcription platform and business) and entering into the medical record coding reimbursement business. When considering these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report, and should recognize that those forward-looking statements speak only as of the date made. MedQuist does not undertake any obligation to update any forward-looking statement included in this Form 10-Q or elsewhere. Other risk factors and cautionary statements are set forth in our other filings with the SEC, and you are encouraged to read those.

 Part II Other Information
--------------------------

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

Item 3. -         Defaults upon Senior Securities                                                  - Not Applicable

Item 4. -         Submission of Matters to a Vote of Security Holders                              - Not Applicable

Item 5. -         Other Information                                                                - Not Applicable

Item 6. -         Exhibits and Reports on Form 8-K

                  a)  Exhibits:

                  b) The Company filed the following Reports on Form 8-K during the quarter for which this report is filed.

        File Date                                   Item Reported
        ---------                                   -------------

     February 1, 2001                     Regulation FD Disclosure in connection
                                          with earnings release and conference
                                          call

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    MedQuist Inc.
                                                    Registrant

Date: 05/11/01                                      By:  /s/ Brian J. Kearns
                                                         -----------------------
                                                         Brian J. Kearns
                                                         Chief Financial Officer