Form 10-Q
period 2001-06-30
MEDQUIST INC
filed 2001-08-09
CIK 884497

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                -----------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                -----------------

For the quarterly period                                  Commission file number
ended June 30, 2001                                       0-19941


                                  MedQuist Inc.
                        -------------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                       22-2531298
  -------------------------------                      -------------------
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 36,868,726 shares of common stock, no par value, as of August 6, 2001.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                          PAGE NO.
-------  ---------------------                                                                          --------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at June 30, 2001 (Unaudited) and                                       1
         December 31, 2000

         Consolidated Statements of Income for the six months ended June 30, 2001                           2
         and 2000 (Unaudited)

         Consolidated Statements of Income for the three months ended June 30, 2001                         3
         and 2000 (Unaudited)

         Consolidated Statements of Cash Flows for the six months ended June 30, 2001                       4
         and 2000 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)                                   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                         12

         Special Note Concerning Forward Looking Statements                                                12

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                                                 13

Item 2.  Changes in Securities and Use of Proceeds                                                         13

Item 3.  Defaults upon Senior Securities                                                                   13

Item 4.  Submission of Matters to a Vote of Security Holders                                               13

Item 5.  Other Information                                                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                                                  14

SIGNATURE                                                                                                  15
---------


                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                     June 30,        December 31,
                                                                      2001               2000
                                                                    ---------        ------------
                                                                   (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                                        $ 112,379        $  77,321
   Cash equivalent with related party                                    --             20,044
   Accounts receivable, net of allowance of $3,530 and $3,565          73,720           75,155
   Prepaid expenses and other current assets                            9,506           12,099
                                                                    ---------        ---------
       Total current assets                                           195,605          184,619

Property and equipment - net                                           34,106           35,013

Other assets                                                            7,334            6,861

Intangible assets - net                                               138,786          123,408
                                                                    ---------        ---------

                                                                    $ 375,831        $ 349,901
                                                                    =========        =========

Liabilities and Shareholders' Equity

Current Liabilities:
   Current portion of long-term debt                                $   1,431        $     433
   Accounts payable                                                     4,872            4,232
   Accrued expenses                                                    23,785           23,985
                                                                    ---------        ---------
       Total current liabilities                                       30,088           28,650

Long-term debt                                                          1,081               22

Other liabilities                                                       1,124              704
Deferred income taxes                                                   1,153            2,719

Shareholders' equity:
   Common stock, no par value, 60,000 shares authorized,
        36,832 and 36,769 issued and outstanding                         --               --
   Additional paid-in capital                                         224,312          223,286
   Retained earnings                                                  118,153           94,648
   Deferred compensation                                                  (80)            (128)
                                                                    ---------        ---------
       Total shareholders' equity                                     342,385          317,806
                                                                    ---------        ---------
                                                                    $ 375,831        $ 349,901
                                                                    =========        =========





     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)




                                                  Six Months Ended
                                                      June 30,
                                              ---------------------------
                                                 2001              2000
                                              ---------         ---------

Revenue                                       $ 193,077         $ 183,501
                                              ---------         ---------

Costs and expenses:
   Cost of revenue                              142,676           130,424
   Selling, general and administrative            6,279             5,591
   Depreciation                                   7,887             6,961
   Amortization of intangible assets              4,281             3,610
   Restructuring charges                           (600)           (1,013)
   Lawsuit settlement                            (3,000)             --
                                              ---------         ---------
       Total costs and expenses                 157,523           145,573
                                              ---------         ---------
Operating income                                 35,554            37,928
Other income:
   Gain on sale of securities                      --               3,675
   Interest income, net                           2,665             1,468
                                              ---------         ---------
Income before income taxes                       38,219            43,071
Income tax provision                             14,714            17,228
                                              ---------         ---------
Net income                                    $  23,505         $  25,843
                                              =========         =========

Basic net income per common share             $    0.64         $    0.73
                                              =========         =========

Diluted net income per common share           $    0.62         $    0.70
                                              =========         =========







     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)




                                              Three Months Ended
                                                   June 30,
                                             -----------------------
                                               2001            2000
                                             --------       --------

Revenue                                      $ 97,978       $ 90,989
                                             --------       --------

Costs and expenses:
   Cost of revenue                             72,309         65,278
   Selling, general and administrative          3,184          2,728
   Depreciation                                 4,119          3,538
   Amortization of intangible assets            2,329          1,823
   Restructuring charges                         --           (1,013)
   Lawsuit settlement                            --             --
                                             --------       --------
       Total costs and expenses                81,941         72,354
                                             --------       --------
Operating income                               16,037         18,635
Other income:
   Interest income, net                         1,260            716
                                             --------       --------
Income before income taxes                     17,297         19,351
Income tax provision                            6,659          7,740
                                             --------       --------
Net income                                   $ 10,638       $ 11,611
                                             ========       ========

Basic net income per common share            $   0.29       $   0.33
                                             ========       ========

Diluted net income per common share          $   0.28       $   0.31
                                             ========       ========








     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                     ----------------------
                                                                                        2001         2000
                                                                                     ---------    ---------

Operating activities:
   Net income                                                                        $  23,505    $  25,843
   Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
   Depreciation and amortization                                                        12,168       10,571
   Gain on sale of securities                                                             --         (3,675)
   Amortization of deferred compensation                                                    48           82
   Tax benefit for exercise of employee stock options                                      136        1,823
   Changes in assets and liabilities:
       Accounts receivable, net                                                          3,771        4,163
       Prepaid expenses and other current assets                                         4,011       (1,340)
       Other assets                                                                       (445)          (3)
       Accounts payable                                                                 (1,124)        (323)
       Accrued expenses                                                                   (458)      (3,661)
       Other liabilities                                                                   420          (43)
                                                                                     ---------    ---------
Net cash provided by operating activities                                               42,032       33,437
                                                                                     ---------    ---------

Investing activities:
   Purchases of property and equipment, net                                             (5,889)      (7,570)
   Purchase of investments                                                                --           (728)
   Investment in A-Life Medical, Inc.                                                     --         (6,049)
   Proceeds from sale of securities                                                       --          4,403
   Acquisitions, net of cash acquired                                                  (21,334)      (5,237)
                                                                                     ---------    ---------
Net cash used in investing activities                                                  (27,223)     (15,181)
                                                                                     ---------    ---------

Financing activities:
   Repayments of long-term debt                                                            (43)      (1,512)
   Proceeds from the exercise of common stock options                                      248        1,299
   Purchase and retirement of common stock, at cost                                       --        (15,466)
                                                                                     ---------    ---------
Net cash provided by (used in) financing activities                                        205      (15,679)
                                                                                     ---------    ---------

Net increase in cash, cash equivalents, and cash equivalent with
   related party                                                                        15,014        2,577

Cash, cash equivalents and cash equivalent with related party,
   beginning of period                                                                  97,365       62,024
                                                                                     ---------    ---------

Cash, cash equivalents and cash equivalent with related party,
   end of period                                                                     $ 112,379    $  64,601
                                                                                     =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during period for:
       Interest                                                                      $      25    $      25
                                                                                     =========    =========
       Income taxes                                                                  $  11,006    $  12,819
                                                                                     =========    =========




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
          (Unaudited - amounts in thousands, except per share amounts)


Note 1.  Basis of Presentation and Restructuring Charges

         The information set forth in these statements is unaudited. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended June 30, 2001 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

         From 1995 through June 30, 2001, we completed 42 acquisitions. Six acquisitions, including the acquisition of The MRC Group (MRC), were accounted for as pooling of interests. Four of the acquisitions accounted for as pooling of interests were material and, accordingly, we restated our financial statements.

         In December 1998, the Company's board of directors approved management's restructuring plan associated with the MRC merger. Costs associated with the plan of approximately $6,539 were recognized in 1998 in accordance with Emerging Issues Task Force ("EIFT") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as follows:

         Non-cancelable leases.................................     $3,835
         Severance.............................................      1,618
         Non-cancelable contracts and other exit costs.........      1,086
                                                                     -----
                                                                    $6,539
                                                                     =====

         The plan related primarily to the closure of several redundant customer service centers as well as certain corporate offices in order to improve operating efficiencies. The plan was completed in 1999. The severance costs are attributable to 41 individuals from various levels of operational and senior management. The activity in the restructuring account is as follows:


                                                                                  Non-Cancelable
                                           Non-Cancelable                         Contracts and
                                               Leases          Severance         Other Exit Costs          Total
                                               ------          ---------         ----------------          -----
1998 Restructuring Charge                      $3,835            $1,618               $1,086               $6,539
Payments against Restructuring accrual:

                1998                                0              (567)                (410)                (977)
                1999                             (437)             (723)                 (17)              (1,177)
                2000                             (556)              (20)                 ---                 (576)
                2001                              (85)              ---                  ---                  (85)

Revision to estimate recorded in 1999:         (1,492)             (182)                (659)              (2,333)
Revision to estimate recorded in 2000:           (471)              ---                  ---                 (471)
Revision to estimate recorded in 2001:            (44)             (126)                 ---                 (170)
                                              -------            ------               ------               ------

1998 Restructuring accrual balance, at
   June 30, 2001:                             $   750            $    0               $    0               $  750
                                              =======            ======               ======               ======


         In 1997, MRC approved a separate management plan to close and/or merge several redundant customer service centers in order to further reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to non-cancelable leases, the disposition of fixed assets and employee severance costs. During 2001, we revised our accrual estimates and $430 of the restructure accruals were reversed in connection with the revision. At June 30, 2001, the accrual has been fully utilized.

Note 2.  Acquisitions

         During 2000, we completed eight acquisitions accounted for using the purchase method. Pro forma information is not presented as the acquisitions were not material to the Company.

         During the six months ended June 30, 2001, we completed five acquisitions accounted for using the purchase method. Pro forma information is not presented as the acquisitions were not material to the Company.

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

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:


                                                               Six Months Ended June 30,
                                  -------------------------------------------------------------------------------
                                                 2001                                        2000
                                  -----------------------------------           ---------------------------------
                                     Net                    Per Share                         Net       Per Share
                                   Income       Shares       Amount             Income       Shares      Amount
                                   ------       ------       ------             ------       ------      ------
Basic                             $23,505      36,811         $0.64             $25,843      35,584       $0.73

Effect of dilutive securities          --         811         (0.02)                 --       1,411       (0.03)
                                  -------      ------         ------            -------      ------      ------


Diluted                           $23,505      37,622         $0.62             $25,843      36,995       $0.70
                                  =======      ======         =====             =======      ======       =====


                                                               Three Months Ended June 30,
                                  -------------------------------------------------------------------------------
                                                 2001                                        2000
                                  -----------------------------------           ---------------------------------
                                     Net                    Per Share                         Net       Per Share
                                   Income       Shares       Amount             Income       Shares      Amount
                                   ------       ------       ------             ------       ------      ------
Basic                             $10,638      36,820         $0.29             $11,611      35,470       $0.33

Effect of dilutive securities          --         913         (0.01)                 --       1,593       (0.02)
                                  -------      ------         ------            -------      ------      ------


Diluted                           $10,638      37,733         $0.28             $11,611      37,063       $0.31
                                  =======      ======         =====             =======      ======       =====



Note 4.  New Accounting Pronouncement

         On June 29, 2001, the Financial Accounting Standards board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 provides for the discontinuance of amortization of goodwill effective January 1, 2002 and establishes methodologies for determining the impairment of the carrying value of goodwill. During the six months ended June 30, 2001 and 2000, the Company recorded goodwill amortization of approximately $4.3 million and $3.6 million, respectively. Management is currently evaluating the methodologies for determining the impairment of the carrying value of goodwill. Any adjustments as a result of the new impairment tests will be recorded as a cumulative effective of a change in accounting principle effective January 1, 2002. Net unamortized goodwill at June 30, 2001 is approximately $89.5 million.

Note 5.  Shareholders' Equity

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

Note 6.  Cash, Cash Equivalent and Cash with Related Party

         Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. Cash equivalent with related party consists of cash deposited with Philips for the purpose of optimizing income from temporary excess cash. We maintain a Deposit Facility with Philips which allows us to invest up to $150 million at LIBOR less 0.125%, for periods up to 365 days. At June 30, 2001, we had no cash in such an investment. For the six months ended June 30, 2001, we recorded approximately $410 of interest income from this investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         We are the leading national provider of medical transcription services. Substantially all of our revenue to date has been derived from the provision of medical transcription services, which we recognize when we render services and deliver reports. We also derive revenue from services other than traditional transcription services, such as coding revenue, interfacing fees, equipment rentals, equipment sales, referral fees and commissions from strategic partners. Fees for medical transcription services are based primarily on contracted rates and revenue is recognized upon the rendering of services and delivery of transcribed reports. Revenues from other sources are recognized when earned.

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

Results of Operations

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Income as a percentage of net revenue:


                                                 Six Months Ended             Three Months Ended
                                                     June 30,                      June 30,
                                             ----------------------         ----------------------
                                               2001             2000          2001             2000
                                               ----             ----          ----             ----
Revenue                                       100.0%           100.0%        100.0%           100.0%
Costs and expenses:
   Cost of revenue                             73.9             71.1          73.8             71.7
   Selling, general and administrative          3.3              3.0           3.2              3.0
   Depreciation                                 4.1              3.8           4.2              3.9
   Amortization of intangible assets            2.2              2.0           2.4              2.0
   Restructuring charges                       (0.3)            (0.6)           --             (1.1)
   Lawsuit settlement                          (1.6)              --            --               --
                                              -----            -----         -----            -----
   Operating income                            18.4             20.7          16.4             20.5
Gain on sale of securities                     --                2.0            --               --
Interest income, net                            1.4              0.8           1.3              0.8
                                              -----            -----         -----            -----
Income before income taxes                     19.8             23.5          17.7             21.3
Income tax provision                            7.6              9.4           6.8              8.5
                                              -----            -----         -----            -----
Net income                                     12.2%            14.1%         10.9%            12.8%
                                              =====            =====         =====            =====


Six Months Ended June 30, 2001

Revenue. Revenue increased 5.2% from $183.5 million for the six months ended June 30, 2000 to $193.1 million for the comparable 2001 period. The increase resulted from increased sales to existing customers, sales to new customers and additional revenue from acquisitions.

Cost of Revenue. Cost of revenue increased 9.4% from $130.4 million for the six months ended June 30, 2000 to $142.7 million for the comparable 2001 period. As a percentage of revenue, cost of revenue increased from 71.1% for the six months ended June 30, 2000 to 73.9% for the comparable 2001 period. The increase resulted primarily from costs associated with the ongoing development of our new transcription platform.

Selling, general and administrative. Selling, general and administrative expenses increased 12.3% from $5.6 million for the six months ended June 30, 2000 to $6.3 million for the comparable 2001 period. As a percentage of revenues, selling, general and administrative expenses increased from 3.0% for the six months ended June 30, 2000 to 3.3% for the comparable 2001 period. The increase primarily resulted from increased spending to support our existing and new businesses.

Depreciation. Depreciation expense increased 13.3% from $7.0 million for the six months ended June 30, 2000 to $7.9 million for the comparable 2001 period. As a percentage of revenues, depreciation increased from 3.8% for the six months ended June 30, 2000 to 4.1% for the comparable period in 2001. The increase was due to increased capital purchases late in 2000.

Amortization. Amortization of intangible assets increased from $3.6 million for the six months ended June 30, 2000 to $4.3 million for the comparable 2001 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions, which were accounted for using the purchase method in 2000 and 2001.

Restructuring charge. During the six months ended June 30, 2001, we revised our accrual estimates for the restructuring reserves, which were established in 1998. As a result, $600,000 of the reserves were reversed into income in 2001. We will continue to evaluate the restructuring reserve estimates.

Lawsuit settlement. During the six months ended June 30, 2001, we settled a lawsuit, in our favor, for $3.0 million, net of legal expenses.

Interest income, net. We had net interest income of $1.5 million for the six months ended June 30, 2000 and net interest income of $2.7 million for the comparable 2001 period. The increase is due to increased cash available for investment.

Income tax provision. Income taxes decreased from $17.2 million or 40.0% of income before income taxes to $14.7 million or 38.5% of income before income taxes. The decrease primarily resulted from state tax planning.

Three Months Ended June 30, 2001

Revenue. Revenue increased 7.7% from $91.0 million for the three months ended June 30, 2000 to $98.0 million for the comparable 2001 period. The increase resulted from increased sales to existing customers, sales to new customers and additional revenue from acquisitions.

Cost of Revenue. Cost of revenue increased 10.8% from $65.3 million for the three months ended June 30, 2000 to $72.3 million for the comparable 2001 period. As a percentage of revenue, cost of revenue increased from 71.7% for the three months ended June 30, 2000 to 73.8% for the comparable 2001 period. The increase resulted primarily from costs associated with the ongoing development of our new transcription platform.

Selling, general and administrative. Selling, general and administrative expenses increased 16.7% from $2.7 million for the three months ended June 30, 2000 to $3.2 million for the comparable 2001 period. As a percentage of revenues, selling, general and administrative expenses increased from 3.0% for the three months ended June 30, 2000 to 3.2% for the comparable 2001 period. The increase primarily resulted from increased spending to support our existing and new businesses.

Depreciation. Depreciation expense increased 16.4% from $3.5 million for the three months ended June 30, 2000 to $4.1 million for the comparable 2001 period. As a percentage of revenues, depreciation increased from 3.9% for the three months ended June 30, 2000 to 4.2% for the comparable period in 2001. The increase was due to increased capital purchases late in 2000.

Amortization. Amortization of intangible assets increased from $1.8 million for the three months ended June 30, 2000 to $2.3 million for the comparable 2001 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions, which were accounted for using the purchase method in 2000 and 2001.

Interest income, net. We had net interest income of $716,000 for the three months ended June 30, 2000 and net interest income of $1.3 million for the comparable 2001 period. The increase is due to increased cash available for investment.

Income tax provision. Income taxes decreased from $7.7 million or 40.0% of income before income taxes to $6.6 million or 38.5% of income before income taxes. The decrease primarily resulted from state tax planning.

Liquidity and Capital Resources

         At June 30, 2001, we had working capital of $165.5 million, including $112.4 million of cash and cash equivalents. We maintain a $150 million deposit facility with Philips, which allows us to invest excess funds at a rate of LIBOR less 0.125%. During the six months ended June 30, 2001, our operating activities provided cash of $42.0 million and during the six months ended June 30, 2000 our operating activities provided cash of $33.4 million. The increase is primarily due to increased cash receipts on accounts receivable and refunds on income taxes paid.

         During the six months ended June 30, 2001, we used cash in investing activities of $27.2 million, consisting of $5.9 million of capital expenditures and $21.3 million for acquisitions accounted for under the purchase method. During the six months ended June 30, 2000, we used cash for investing activities of $15.2 million, consisting of $7.6 million of capital expenditures, $6.0 million investment in A-Life Medical, Inc., $5.2 million for acquisitions accounted for under the purchase method, $728,000 for the purchase of investments, offset by $4.4 million in cash proceeds from the sale of securities.

         During the six months ended June 30, 2001, net cash provided by financing activities was $205,000. During the six months ended June 30, 2000, cash used in financing activities was $15.7 million, consisting primarily of $15.5 million from the purchase and retirement of MedQuist stock, $1.5 million for repayment of long-term debt, partially offset by $1.3 million in proceeds from the issuance of common stock and issuances in connection with employee benefit plans.

         We believe that our cash and cash equivalents generated from operations and our borrowing capacity will be sufficient to meet our current working capital and capital expenditure requirements.

New Accounting Pronouncement

         On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 provides for the discontinuance of amortization of goodwill effective January 1, 2002 and establishes methodologies for determining the impairment of the carrying value of goodwill. Management is currently evaluating the methodologies for determining the impairment of the carrying value of goodwill. Any adjustments as a result of the new impairment tests will be recorded as a cumulative effect of a change in accounting principle effective January 1, 2002.

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


         The following table provides information about our investment portfolio at June 2001. For investment securities, the table presents principal amounts and related weighted average interest rates (dollars in thousands).

Cash, cash equivalents and cash on deposit with related party        $112,379
  Average interest rate                                                  4.65%


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

Item 1. -         Legal Proceedings                            - Not Applicable

Item 2. -         Changes in Securities and Use of Proceeds    - Not Applicable

Item 3. -         Defaults upon Senior Securities              - Not Applicable

Item 4. -         Submission of Matters to a Vote of Security Holders

(a) On May 30, 2001, the Company held its Annual Meeting of Shareholders. At that meeting, (a) the persons set forth below were elected to serve and (b) The Stock Option Plan of 1992 was amended to increase the number of shares of common stock for issuance thereunder by 1,000,000.
                  The number of votes cast for, against, as well as abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each director nominee was as follows:

                  Director                     Votes For          Votes Against
                  ----------                   ---------          -------------
                  Hans M. Barella              34,690,836            313,740
                  Belinda W. Chew              34,690,871            313,705
                  David A. Cohen               34,689,181            315,395
                  William E. Curran            33,178,633          1,825,943
                  John A. Donohoe              34,689,181            315,395
                  Jan H.M. Hommen              34,690,821            313,755
                  Gerard J. Kleisterlee        33,183,533          1,821,043
                  A. Fred Ruttenberg           34,748,500            256,076
                  Richard H. Stowe             34,748,500            256,076
                  John H. Underwood            34,690,800            313,776
                  Erik J. Westerink            34,690,836            313,740

                  104,584 votes abstained and one was not voted.


                  Amendment to Stock Option Plan to increase number of shares:

                    33,713,135                     For
                     1,186,856                 Against
                       104,584               Abstained
                             1               Not Voted

(b)               On April 12, 2001, Koninklijke Philips Electronics, N.V.
                  signed a written consent of majority shareholder approving an amendment to the Company's Amended and Restated Certificate of Incorporation to eliminate the classification of the board of directors.

Item 5. -         Other Information

                  Medquist has chosen to obtain insurance coverage through Philips for general liability, property, business interruption, auto liability, umbrella and associated stop loss coverages. In consideration of this, MedQuist will pay Philips approximately $108,000 in 2001.

Item 6. -         Exhibits and Reports on Form 8-K

                  a)  Exhibits:

                  b) The Company filed the following Reports on Form 8-K during the quarter for which this report is filed.

                   File Date                         Item Reported
                   ---------                         -------------

                 April 25, 2001          Regulation FD Disclosure in connection
                                         with earnings release and conference
                                         call

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MedQuist Inc.
                                         Registrant

Date: August 9, 2001                     By:   /s/ Brian J. Kearns
      --------------------                     -------------------------------
                                               Brian J. Kearns
                                               Chief Financial Officer