Form 10-Q
period 2001-09-30
MEDQUIST INC
filed 2001-11-09
CIK 884497

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                -----------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                -----------------

For the quarterly period                               Commission file number
ended September 30, 2001                               0-19941


                                  MedQuist Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       New Jersey                                     22-2531298
-------------------------------                    -----------------
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
Yes  X    No
   -----    ------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 36,887,235 shares of common stock, no par value, as of November 6, 2001.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                      PAGE NO.
-------  ---------------------                                                                      --------
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at September 30, 2001 (Unaudited) and                                 1
         December 31, 2000

         Consolidated Statements of Income for the nine months ended September 30, 2001                    2
         and 2000 (Unaudited)

         Consolidated Statements of Income for the three months ended September 30, 2001                   3
         and 2000 (Unaudited)

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2001                4
         and 2000 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)                                  5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                        13

         Special Note Concerning Forward Looking Statements                                               13

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                                                14

Item 2.  Changes in Securities and Use of Proceeds                                                        14

Item 3.  Defaults upon Senior Securities                                                                  14

Item 4.  Submission of Matters to a Vote of Security Holders                                              14

Item 5.  Other Information                                                                                14

Item 6.  Exhibits and Reports on Form 8-K                                                                 14

SIGNATURE                                                                                                 15
---------

                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                September 30,   December 31,
                                                                                   2001            2000
                                                                                   ----            ----
                                                                                (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                    $ 89,804          $ 77,321
   Cash equivalent with related party                                                ---            20,044
   Accounts receivable, net of allowance of $3,559 and
      $3,565                                                                      76,637            75,155
   Prepaid expenses and other current assets                                       8,653            12,099
                                                                                --------          --------
       Total current assets                                                      175,094           184,619

Property and equipment - net                                                      34,557            35,013

Other assets                                                                       8,363             6,861

Intangible assets - net                                                          169,466           123,408
                                                                                --------          --------

                                                                                $387,480          $349,901
                                                                                ========          ========
Liabilities and Shareholders' Equity

Current Liabilities:
   Current portion of long-term debt                                              $1,427              $433
   Accounts payable                                                                6,736             4,232
   Accrued expenses                                                               21,373            23,985
                                                                                --------          --------
       Total current liabilities                                                  29,536            28,650
                                                                                --------          --------

Long-term debt                                                                     1,089                22
                                                                                --------          --------

Other liabilities                                                                  1,088               704
                                                                                --------          --------

Deferred income taxes                                                              1,511             2,719
                                                                                --------          --------

Shareholders' equity:
   Common stock, no par value, 60,000 shares authorized,
        36,880 and 36,769 issued and outstanding                                     ---               ---
   Additional paid-in capital                                                    225,299           223,286
   Retained earnings                                                             129,013            94,648
   Deferred compensation                                                             (56)             (128)
                                                                                --------          --------
       Total shareholders' equity                                                354,256           317,806
                                                                                --------          --------
                                                                                $387,480          $349,901
                                                                                ========          ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                             2001              2000
                                                                             ----              ----
Revenue                                                                    $295,772           $274,149
                                                                           --------           --------

Costs and expenses:
   Cost of revenue                                                          218,111            198,569
   Selling, general and administrative                                        9,607              8,311
   Depreciation                                                              12,265             10,703
   Amortization of intangible assets                                          6,840              5,467
   Restructuring charges                                                       (600)            (1,013)
   Lawsuit settlement                                                        (3,000)               ---
   Tender offer costs                                                           ---              6,255
                                                                           --------           --------
       Total costs and expenses                                             243,223            228,292
                                                                           --------           --------
Operating income                                                             52,549             45,857
Other income:
   Loss on sale of equipment                                                    ---                 (3)
   Gain on sale of securities                                                   ---              3,675
   Interest income, net                                                       3,327              2,650
                                                                           --------           --------
Income before income taxes                                                   55,876             52,179
Income tax provision                                                         21,511             22,802
                                                                           --------           --------
Net income                                                                 $ 34,365           $ 29,377
                                                                           ========           ========

Basic net income per common share                                          $   0.93           $   0.80
                                                                           ========           ========

Diluted net income per common share                                        $   0.91           $   0.79
                                                                           ========           ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                             2001               2000
                                                                             ----               ----
Revenue                                                                    $102,695            $90,648
                                                                           --------            -------

Costs and expenses:
   Cost of revenue                                                           75,435             68,145
   Selling, general and administrative                                        3,328              2,720
   Depreciation                                                               4,378              3,742
   Amortization of intangible assets                                          2,559              1,857
   Tender offer costs                                                           ---              6,255
                                                                                ---              -----
       Total costs and expenses                                              85,700             82,719
                                                                           --------            -------
Operating income                                                             16,995              7,929
Other income:
   Loss on sale of equipment                                                    ---                 (3)
   Interest income, net                                                         662              1,183
                                                                                ---              -----
Income before income taxes                                                   17,657              9,109
Income tax provision                                                          6,797              5,575
                                                                           --------            -------
Net income                                                                 $ 10,860            $ 3,534
                                                                           ========            =======

Basic net income per common share                                          $   0.29            $  0.10
                                                                           ========            =======

Diluted net income per common share                                        $   0.29            $  0.10
                                                                           ========            =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                                 -------------
                                                                                                2001       2000
                                                                                                ----       ----
Operating activities:
   Net income                                                                                  $34,365    $29,377
   Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
   Depreciation and amortization                                                                19,105     16,170
   Gain on sale of securities                                                                      ---     (3,675)
   Amortization of deferred compensation                                                            72        122
   Tax benefit for exercise of employee stock options                                              226     17,381
   Changes in assets and liabilities:
       Accounts receivable, net                                                                  3,361      1,123
       Prepaid expenses and other current assets                                                 5,279     (1,621)
       Other assets                                                                             (1,474)        (1)
       Accounts payable                                                                            138       (976)
       Accrued expenses                                                                         (3,272)   (17,866)
       Other liabilities                                                                           385        (62)
                                                                                                   ---       ----
Net cash provided by operating activities                                                       58,185     39,972
                                                                                               -------    -------

Investing activities:
   Purchases of property and equipment, net                                                     (9,713)   (12,947)
   Purchase of investments                                                                         ---       (728)
   Investment in A-Life Medical, Inc.                                                              ---     (6,051)
   Proceeds from sale of securities                                                                ---      4,403
   Acquisitions, net of cash acquired                                                          (56,104)    (7,628)
                                                                                               -------    -------
Net cash used in investing activities                                                          (65,817)   (22,951)
                                                                                               -------    -------

Financing activities:
   Repayments of long-term debt                                                                   (561)    (1,542)
   Proceeds from the exercise of common stock options                                              632     18,906
   Purchase and retirement of common stock, at cost                                                ---    (15,466)
                                                                                               -------    -------
Net cash provided by financing activities                                                           71      1,898
                                                                                               -------    -------

Net increase (decrease) in cash, cash equivalents, and cash equivalent with related party       (7,561)    18,919

Cash, cash equivalents and cash equivalent with related party, beginning of period              97,365     62,024
                                                                                               -------    -------

Cash, cash equivalents and cash equivalent with related party,  end of period                  $89,804    $80,943
                                                                                               =======    =======

Supplemental disclosure of cash flow information:
   Cash paid during period for:
       Interest                                                                                $    41    $    36
                                                                                               =======    =======
       Income taxes                                                                            $16,391    $17,364
                                                                                               =======    =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
          (Unaudited - amounts in thousands, except per share amounts)


Note 1. Basis of Presentation and Restructuring Charges
-------------------------------------------------------

         The information set forth in these statements is unaudited. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended September 30, 2001 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

         From 1995 through September 30, 2001, we completed 43 acquisitions. Six acquisitions, including the acquisition of The MRC Group (MRC), were accounted for as pooling of interests. Four of the acquisitions accounted for as pooling of interests were material and, accordingly, we restated our financial statements.

         In December 1998, the Company's board of directors approved management's restructuring plan associated with the MRC merger. Costs associated with the plan of approximately $6,539 were recognized in 1998 in accordance with Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as follows:

         Non-cancelable leases................................. $3,835
         Severance.............................................  1,618
         Non-cancelable contracts and other exit costs.........  1,086
                                                                ------
                                                                $6,539
                                                                ======

         The plan related primarily to the closure of several redundant customer service centers as well as certain corporate offices in order to improve operating efficiencies. The plan was completed in 1999. The severance costs are attributable to 41 individuals from various levels of operational and senior management. The activity in the restructuring account is as follows:

                                                                                 Non-Cancelable
                                          Non-Cancelable                         Contracts and
                                            Leases            Severance         Other Exit Costs          Total
                                            ------            ---------         ----------------          -----

1998 Restructuring Charge                      $3,835            $1,618               $1,086               $6,539
Payments against Restructuring accrual:

                1998                                0              (567)                (410)                (977)
                1999                             (437)             (723)                 (17)              (1,177)
                2000                             (556)              (20)                 ---                 (576)
                2001                             (140)               --                  ---                 (140)

Revision to estimate recorded in 1999:         (1,492)             (182)                (659)              (2,333)
Revision to estimate recorded in 2000:           (471)              ---                  ---                 (471)
Revision to estimate recorded in 2001:            (44)             (126)                 ---                 (170)
                                               ------            ------               ------               ------

1998 Restructuring accrual balance, at
   September 30, 2001:                        $   695            $    0               $    0               $  695
                                              =======            ======               ======               ======


         In 1997, MRC approved a separate management plan to close and/or merge several redundant customer service centers in order to further reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to non-cancelable leases, the disposition of fixed assets and employee severance costs. During 2001, we revised our accrual estimates and $430 of the restructure accruals were reversed in connection with the revision. At September 30, 2001, the accrual has been fully utilized.

Note 2. Acquisitions
--------------------

         During 2000, we completed eight acquisitions accounted for using the purchase method. Pro forma information is not presented as the acquisitions were not material to the Company.

         During the nine months ended September 30, 2001, we completed six acquisitions accounted for using the purchase method. Pro forma information is not presented as the acquisitions were not material to the Company.

Note 3. Net Income Per Common Share
-----------------------------------

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

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

                                                           Nine Months Ended September 30,
                                  ------------------------------------------------------------------------------
                                                  2001                                      2000
                                  ------------------------------------          --------------------------------
                                      Net                    Per Share            Net                  Per Share
                                    Income       Shares       Amount            Income      Shares        Amount
                                    ------       ------       ------            ------      ------        ------
Basic                             $34,365      36,831         $0.93             $29,377      36,649       $0.80

Effect of dilutive securities         ---         872         (0.02)                ---         483       (0.01)
                                  -------      ------         -----             -------      ------       -----

Diluted                           $34,365      37,703         $0.91             $29,377      37,132       $0.79
                                  =======      ======         =====             =======      ======       =====

                                                       Three Months Ended September 30,
                                  -------------------------------------------------------------------------------
                                                  2001                                      2000
                                  ------------------------------------          --------------------------------
                                      Net                    Per Share            Net                  Per Share
                                    Income       Shares       Amount            Income      Shares        Amount
                                    ------       ------       ------            ------      ------        ------
Basic                             $10,860      36,868         $0.29             $ 3,534      36,519       $0.10

Effect of dilutive securities         ---       1,002           ---                 ---         850         ---
                                  -------      ------         -----             -------      ------       -----

Diluted                           $10,860      37,870         $0.29             $ 3,534      37,369       $0.10
                                  =======      ======         =====             =======      ======       =====

Note 4. New Accounting Pronouncement
------------------------------------

         On June 29, 2001, the Financial Accounting Standards board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 provides for the discontinuance of amortization of goodwill effective January 1, 2002 and establishes methodologies for determining the impairment of the carrying value of goodwill. During the nine months ended September 30, 2001 and 2000, the Company recorded intangible amortization of approximately $6.8 million and $5.5 million, respectively. Management is currently evaluating the methodologies for determining the impairment of the carrying value of goodwill. Any adjustments as a result of the new impairment tests will be recorded as a cumulative effective of a change in accounting principle effective January 1, 2002. Net unamortized goodwill at September 30, 2001 is approximately $110.6 million.

Note 5. Shareholders' Equity
----------------------------

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

Note 6. Cash, Cash Equivalent and Cash with Related Party
----------------------------------------------------------

         Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less. Cash equivalent with related party consists of cash deposited with Philips for the purpose of optimizing income from temporary excess cash. We maintain a Deposit Facility with Philips which allows us to invest up to $150 million at LIBOR less 0.125%, for periods up to 365 days. At September 30, 2001, we had no cash in such an investment. For the nine months ended September 30, 2001, we recorded approximately $410 of interest income from this investment.

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

Results of Operations
---------------------

The following table sets forth for the periods indicated, certain financial data in the Company's Unaudited Consolidated Statements of Income as a percentage of net revenue:

                                                        Nine Months Ended                  Three Months Ended
                                                          September 30,                       September 30,
                                                          -------------                       -------------
                                                       2001             2000              2001             2000
                                                       ----             ----              ----             ----
Revenue                                               100.0%           100.0%            100.0%           100.0%
Costs and expenses:
   Cost of revenue                                     73.7             72.5              73.5             75.2
   Selling, general and administrative                  3.3              3.0               3.2              3.0
   Depreciation                                         4.1              3.9               4.3              4.1
   Amortization of intangible assets                    2.3              2.0               2.4              2.0
   Restructuring charges                               (0.2)            (0.4)               --               --
   Lawsuit settlement                                  (1.0)              --                --               --
   Tender offer costs                                    --              2.3                --              6.9
                                                      -----            -----             -----            -----
Operating income                                       17.8             16.7              16.6              8.8
Gain on sale of securities                               --              1.3                --               --
Interest income, net                                    1.1              1.0               0.6              1.3
                                                      -----            -----             -----            -----
Income before income taxes                             18.9             19.0              17.2             10.1
Income tax provision                                    7.3              8.3               6.6              6.2
                                                      -----            -----             -----            -----
Net income                                             11.6%            10.7%             10.6%             3.9%
                                                      =====            =====             =====             ====

Nine Months Ended September 30, 2001
------------------------------------

Revenue. Revenue increased 7.9% from $274.1 million for the nine months ended September 30, 2000 to $295.8 million for the comparable 2001 period. The increase resulted from increased sales to existing customers, sales to new customers and additional revenue from acquisitions.

Cost of Revenue. Cost of revenue increased 9.8% from $198.6 million for the nine months ended September 30, 2000 to $218.1 million for the comparable 2001 period. As a percentage of revenue, cost of revenue increased from 72.5% for the nine months ended September 30, 2000 to 73.7% for the comparable 2001 period. The increase resulted primarily from costs associated with the ongoing development of our new transcription platform, partially offset by a reduction in transcription related payroll and telephone expense.

Selling, general and administrative. Selling, general and administrative expenses increased 15.6% from $8.3 million for the nine months ended September 30, 2000 to $9.6 million for the comparable 2001 period. As a percentage of revenues, selling, general and administrative expenses increased from 3.0% for the nine months ended September 30, 2000 to 3.3% for the comparable 2001 period. The increase primarily resulted from increased spending to support our existing and new businesses.

Depreciation. Depreciation expense increased 14.6% from $10.7 million for the nine months ended September 30, 2000 to $12.3 million for the comparable 2001 period. As a percentage of revenues, depreciation increased from 3.9% for the nine months ended September 30, 2000 to 4.1% for the comparable period in 2001. The increase was due to increased capital purchases late in 2000.

Amortization. Amortization of intangible assets increased from $5.5 million for the nine months ended September 30, 2000 to $6.8 million for the comparable 2001 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions, which were accounted for using the purchase method in 2000 and 2001.

Restructuring charge. During the nine months ended September 30, 2001, we revised our accrual estimates for the restructuring reserves, which were established in 1997 and 1998. As a result, $600,000 of the reserves were reversed into income in 2001. We will continue to evaluate the restructuring reserve estimates.

Lawsuit settlement. During the nine months ended September 30, 2001, we settled a lawsuit, in our favor, for a non-recurring gain of $3.0 million, net of legal expenses.

Interest income, net. We had net interest income of $2.7 million for the nine months ended September 30, 2000 and net interest income of $3.3 million for the comparable 2001 period. The increase is due to increased cash available for investment, partially offset by decreased rates of return on liquid investments.

Income tax provision. Income taxes decreased from $22.8 million or 43.7% of income before income taxes to $21.5 million or 38.5% of income before income taxes. The decrease primarily resulted from state tax planning, and the majority of the tender offer costs incurred during 2000 not being deductible for income tax purposes.

Three Months Ended September 30, 2001
-------------------------------------

Revenue. Revenue increased 13.3% from $90.6 million for the three months ended September 30, 2000 to $102.7 million for the comparable 2001 period. The increase resulted from increased sales to existing customers, sales to new customers and additional revenue from acquisitions.

Cost of Revenue. Cost of revenue increased 10.7% from $68.1 million for the three months ended September 30, 2000 to $75.4 million for the comparable 2001 period. As a percentage of revenue, cost of revenue decreased from 75.2% for the three months ended September 30, 2000 to 73.5% for the comparable 2001 period. The decrease primarily resulted from the reduction of transcription related payroll and telephone expense, partially offset by cost associated with ongoing development of our new transcription platform.

Selling, general and administrative. Selling, general and administrative expenses increased 22.4% from $2.7 million for the three months ended September 30, 2000 to $3.3 million for the comparable 2001 period. As a percentage of revenues, selling, general and administrative expenses increased from 3.0% for the three months ended September 30, 2000 to 3.2% for the comparable 2001 period. The increase primarily resulted from increased spending to support our existing and new businesses.

Depreciation. Depreciation expense increased 17.0% from $3.7 million for the three months ended September 30, 2000 to $4.4 million for the comparable 2001 period. As a percentage of revenues, depreciation increased from 4.1% for the three months ended September 30, 2000 to 4.3% for the comparable period in 2001. The increase was due to increased capital purchases late in 2000.

Amortization. Amortization of intangible assets increased from $1.9 million for the three months ended September 30, 2000 to $2.6 million for the comparable 2001 period. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions, which were accounted for using the purchase method in 2000 and 2001.

Interest income, net. We had net interest income of $1.2 million for the three months ended September 30, 2000 and net interest income of $662,000 for the comparable 2001 period. The decrease is due to decreased rates of return on liquid investments, partially offset by a greater amount of cash available for investment.

Income tax provision. Income taxes increased from $5.6 million or 61.2% of income before income taxes to $6.8 million or 38.5% of income before income taxes. The increase in income tax expense resulted primarily from increased pre-tax earnings partially offset by decreased effective tax rates resulting from state tax planning.

Liquidity and Capital Resources
-------------------------------

         At September 30, 2001, we had working capital of $145.6 million, including $89.8 million of cash and cash equivalents. During the nine months ended September 30, 2001, our operating activities provided cash of $58.2 million and during the nine months ended September 30, 2000 our operating activities provided cash of $40.0 million. The increase is primarily due to increased cash receipts on accounts receivable and refunds on income taxes paid.

         During the nine months ended September 30, 2001, we used cash in investing activities of $65.8 million, consisting of $9.7 million of capital expenditures and $56.1 million for acquisitions accounted for under the purchase method. During the nine months ended September 30, 2000, we used cash for investing activities of $23.0 million, consisting of $12.9 million of capital expenditures, $6.1 million investment in A-Life Medical, Inc., $7.6 million for acquisitions accounted for under the purchase method, $728,000 for the purchase of investments, offset by $4.4 million in cash proceeds from the sale of securities.

         During the nine months ended September 30, 2001, net cash provided by financing activities was $71,000. During the nine months ended September 30, 2000, cash provided by financing activities was $1.9 million, consisting of $18.9 million in proceeds from the issuance of Common Stock and issuances in connection with employee benefit plans offset by $15.5 million from the purchase and retirement of MedQuist stock, and $1.5 million for repayment of long-term debt.

         We believe that our cash and cash equivalents generated from operations and our borrowing capacity will be sufficient to meet our current working capital and capital expenditure requirements.

New Accounting Pronouncement
----------------------------

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


         The following table provides information about our investment portfolio at September 30, 2001. For investment securities, the table presents principal amounts and related weighted average interest rates (dollars in thousands).

Cash and cash equivalents                                   $89,804
  Average interest rate                                        4.21%


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

              File Date                             Item Reported
              ---------                             -------------

           July 25, 2001             Regulation FD Disclosure in connection with
                                     earnings release and conference call

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MedQuist Inc.
                                              Registrant

Date:  November 9, 2001                       By: /s/ Brian J. Kearns
                                                  -------------------------
                                                  Brian J. Kearns
                                                  Chief Financial Officer