Form 10-K
period 2001-12-31
MEDQUIST INC
filed 2002-03-22
CIK 884497

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


For the fiscal year ended December 31, 2001       Commission file number 0-19941


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

                                 Title of Class

                           Common Stock (no par value)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

         The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $325 million on March 19, 2002, based on the closing price of Registrant's Common Stock as reported on the Nasdaq National Market as of such date.

         The number of shares of the Registrant's Common Stock, no par value, outstanding as of March 19, 2002 was 36,935,001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference.

         Part III - Proxy Statement to be filed with the Commission in connection with the 2002 Annual Meeting.

                                     PART I

Item 1.  BUSINESS

         MedQuist is a national provider of medical transcription services, a key component in the provision of healthcare services. Transcription is the process by which dictation is converted into an electronic medical report. The timely production of accurate reports is necessary for patient care and for healthcare providers to receive reimbursement. Through our approximately 9,800 transcriptionists, proprietary software, sophisticated digital dictation equipment and ability to interface with healthcare providers' computer systems, we provide customized solutions to shorten our customers' billing cycles and reduce their overhead and other administrative costs. We serve approximately 3,200 clients nationwide through our client service centers. We also provide reimbursement coding services, systems interfacing and equipment sales.

         As a result of internal growth and acquisitions, our revenue has increased from $84.6 million in 1997 (before restatements for acquisitions accounted for as pooling of interests) to $405.3 million in 2001, of which over 97% is from medical transcription. Our experienced management team and operating structure have enabled us to grow and take advantage of efficiencies such as a larger network of transcriptionists and increased negotiating power with our vendors.

History

         MedQuist was incorporated in New Jersey in 1984 and reorganized in 1987 as a group of outpatient healthcare businesses affiliated with a non-profit healthcare provider. In May 1994, we acquired our first medical transcription business, Transcriptions, Ltd. By the end of 1995, we had divested all of our non-medical transcription businesses, and through December 31, 2001, we had acquired 44 companies.

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

         The majority of dictated reports are generated within the medical records departments of hospitals. Historically, transcription services were performed by hospital employees and were costly and difficult to manage. Examples of these reports include patient histories, discharge summaries, operative reports and consultation reports. Increasingly, other hospital departments, such as radiology, emergency, oncology, pediatrics and cardiology, are dictating reports to improve delivery of care and administrative functions. Health maintenance organizations (HMO's), outpatient clinics and physician practice groups are also expanding their use of transcribed medical reports.

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

         Cost Containment. Outsourcing services in the healthcare industry is a means to reduce administrative burdens and fixed costs. Hospitals and other healthcare organizations often choose to outsource their electronic transcription of dictated patient records as their information needs and volume of dictated reports expand. Outsourcing medical document management services permits providers:

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

         Offer New Medical Document Management Services. We have developed, both internally and through acquisition, the capability of providing additional medical document management products and services such as digital dictation systems and reimbursement coding services. We intend to further develop the depth and breadth of this product and service line-up to better serve our healthcare provider client base.

         Extend Current Client Base. We will continue to extend our base of traditional hospital clients and to pursue additional clients such as HMO's, outpatient clinics and physician practice groups which we believe will represent a growing percentage of the available market. Based upon input from new clients, we believe that references from our existing client base represent a key component of our sales and marketing efforts.

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

         Pursue Strategic Acquisitions. The medical transcription industry is highly fragmented with more than 1,500 providers of outsourced medical transcription services. The coding reimbursement industry is also highly fragmented. Most of these are small companies that lack the financial resources or the technological capabilities necessary to provide services nationwide. We will continue to pursue acquisitions that will expand our client base, network of qualified transcriptionists and other employees and geographic presence. We will also explore select opportunities to acquire leading technologies, which may enhance our service offering.

MedQuist Services

         Through our approximately 9,800 transcriptionists, proprietary software, sophisticated digital dictation equipment and ability to interface with healthcare providers' computer systems, we provide customized solutions to shorten our customers' billing cycles and reduce their overhead and other administrative costs. In addition to hospital medical records departments, our target markets include patient care departments, such as radiology, emergency rooms, oncology, pathology, pediatrics and cardiology departments, HMO's, physician practice groups and out-patient clinics.

         We record free-form medical dictation, transcribe the dictation into reports, and electronically receive, review and distribute final reports to a client. Authorized individuals at multiple locations can access this electronic information when needed for administrative, billing and patient care purposes.

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

         We serve approximately 3,200 clients through 89 client service centers nationwide. Due to the large number of trained transcriptionists and our ability to allocate work among them efficiently, we believe that we are able to reduce the production turnaround times for transcribed medical reports. An in-house staff or small transcription company generally cannot achieve these efficiencies to the extent that we can. Our system provides editing and electronic review capabilities, such as specific reference to pages or clauses to alert clients to potential deficiencies, that increase accuracy and reliability.

         Our system provides flexibility to address individual client needs. We are capable of modifying the system to interface with existing client systems. Our technical staff works closely with our clients, both before and after installation, to develop system modifications and refinements.

         MedQuist has started to offer reimbursement coding services for our hospital customers. Coding reimbursement services involve the software assisted manual assignment of numerical codes to identify the diagnosis, treatment and severity of a medical episode for reimbursement purposes. Coded documents, such as CPT and ICD-9 forms, are required for reimbursement by the government, HMO's and insurance companies. In the future, MedQuist anticipates the addition of a more automated coding service offering made available by the use of developing technologies.

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

Item 2.  PROPERTIES

         The Company owns one property in Madison, Wisconsin, which was acquired through the stock purchase of L&H Medical Solutions Holding, Inc. Otherwise, the Company leases office and other space for its service centers nationally. The Company's typical service center ranges in size from 1,000 to 20,000 square feet and is leased for a term ranging from three to ten years. The Company's executive offices comprise 25,000 square feet and has two years remaining on its lease. Management believes that there is adequate office space available should the Company need to move or expand and that minimal leasehold improvements are required in order to open a new location.

Item 3.  LEGAL PROCEEDINGS

         Although the Company from time to time in the course of the operation of its business is subject to various legal proceedings, the Company is not currently a party to any material pending legal proceeding nor, to the knowledge of management, is any material legal proceeding currently threatened.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol "MEDQ". The following table sets forth the high and low reported prices for our Common Stock for the last two fiscal years and for the first quarter of 2002. The bid quotations for the Nasdaq National Market reflect inter-dealer prices, do not include retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.



                                               High              Low
2000
   First Quarter                              $ 28.75           $ 19.94
   Second Quarter                               44.13             27.25
   Third Quarter                                34.81             17.94
   Fourth Quarter                               19.75             11.06

2001
   First Quarter                               $22.13            $15.88
   Second Quarter                               29.99             20.00
   Third Quarter                                33.14             23.95
   Fourth Quarter                               30.62             21.30

2002
   First Quarter (through March 19, 2002)       30.45             27.47



         On March 19, 2002, the closing sale price for the Common Stock, as reported on the Nasdaq National Market, was $30.31 per share.

         We have never declared or paid any cash dividends on our Common Stock. We expect to retain any future earnings to fund operations and the continued development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

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

                                                                 Year Ended December 31,
                                           ----------------------------------------------------------------
                                               2001         2000         1999         1998          1997
                                           -----------  -----------  -----------   -----------    ---------
                                                         (In thousands, except per share data)
Consolidated Statement of Operations Data:

Revenues                                    $ 405,308    $364,149       $330,008     $271,655     $216,158
                                            ---------    --------       --------     --------     --------
Costs and expenses:
   Cost of revenues, excluding depreciation   299,102     265,817        238,180      209,587      169,235
   Selling, general and administrative         13,117      11,078         11,763       16,061       14,362
   Depreciation                                17,001      14,720         12,000       12,697       10,339
   Amortization of intangible assets            9,398       7,335          5,333        3,757        5,652
   Restructuring charges (credits)                868      (1,013)        (2,333)       6,539        2,075
   Other (income) expense                      (3,000)      6,255           (315)      11,682           --
                                            ---------    --------       --------     --------     --------
Total costs and expenses                      336,486     304,192        264,628      260,323      201,663
                                            ---------    --------       --------     --------     --------
Operating income                               68,822      59,957         65,380       11,332       14,495
Gain on sale of securities                         --       3,672            309           --           --
Interest (expense) income, net                  3,754       3,874          1,955          325         (469)
                                            ---------    --------       --------     --------     --------
Income before income taxes                     72,576      67,503         67,644       11,657       14,026
Income tax provision                           27,940      28,773         27,439        8,472        5,293
                                            ---------    --------       --------     --------     --------
Net income                                  $  44,636    $ 38,730       $ 40,205     $  3,185     $  8,733
                                            =========    ========       ========     ========     ========
Basic net income per common share           $    1.21    $   1.07       $   1.14     $   0.10     $   0.28
                                            =========    ========       ========     ========     ========
Diluted net income per common share         $    1.18    $   1.04       $   1.09     $   0.09     $   0.26
                                            =========    ========       ========     ========     ========

Balance Sheet Data:
                                                                   As of December 31,
                                           ----------------------------------------------------------------
                                              2001         2000         1999          1998          1997
                                           -----------  -----------  -----------   -----------    ---------
                                                                     (In thousands)
Working capital                             $ 135,703    $ 155,969    $ 99,354      $ 41,852      $ 36,608
Total assets                                  404,037      349,901     302,183       187,311       173,773
Long-term debt, net of current portion          1,088           22         452           215         7,589
Shareholders' equity                          364,810      317,806     256,536       151,186       131,373


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We are the leading national provider of medical transcription services. Over 97% of our revenue in 2001 was derived from the provision of medical transcription services, which we recognize when we render services and deliver reports. These services are based primarily on contracted rates. We also derive revenue from services other than traditional transcription services, such as coding revenue, interfacing fees, equipment rentals, equipment sales, referral fees and commissions from strategic partners. Revenues from these other sources are recognized when earned.

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

         Cost of revenue consists of all direct costs associated with providing transcription-related services, including payroll, telecommunications, technology development, repairs and maintenance, rent and other direct costs. However, cost of revenue does not include depreciation. Most of our cost of revenue is variable in nature, but includes certain fixed components. Selling, general and administrative expenses include costs associated with our senior executive management, marketing, accounting, legal and other administrative functions. Selling, general and administrative expenses are mostly fixed in nature, but include certain variable components.

         From 1995 through 2001, we completed 44 acquisitions. Six acquisitions, including the December 1998 acquisition of MRC, were accounted for as pooling of interests. Four of these acquisitions were material and, accordingly, we restated our financial statements.

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue, as restated for our acquisitions accounted for as a pooling of interests:

                                                                        Year Ended December 31,
                                                                 ------------------------------------
                                                                    2001         2000         1999
                                                                 ----------   ----------   ----------
Revenue                                                             100.0%       100.0%       100.0%
Costs and expenses:
   Cost of revenue, excluding depreciation                           73.8         73.0         72.2
   Selling, general and administrative                                3.2          3.0          3.6
   Depreciation                                                       4.2          4.0          3.6
   Amortization of intangible assets                                  2.3          2.0          1.6
   Restructuring charges (credits)                                    0.2         (0.2)        (0.7)
   Other income (expense)                                            (0.7)         1.7         (0.1)
                                                                    -----        -----        -----
   Total costs and expenses                                          83.0         83.5         80.2
                                                                    -----        -----        -----
Operating income                                                     17.0         16.5         19.8
Gain on sale of securities                                             --          1.0          0.1
Interest income, net                                                  0.9          1.0          0.6
                                                                    -----        -----        -----
Income before income taxes                                           17.9         18.5         20.5
Income tax provision                                                  6.9          7.9          8.3
                                                                    -----        -----        -----
Net income                                                           11.0%        10.6%        12.2%
                                                                    =====        =====        =====



Year Ended December 31, 2001 Compared to Year Ended December 31, 2000


         Revenues. Revenues increased 11.3% from $364.1 million in 2000 to $405.3 million in 2001. The $41.2 million increase resulted from increased sales to existing customers, sales to new customers and strategic partners and additional revenue from acquisitions. The $41.2 million increase resulted from $13.6 million of core growth and $27.6 million from large acquisitions.

         Cost of Revenues, excluding depreciation. Cost of revenues increased 12.5% from $265.8 million in 2000 to $299.1 million in 2001. As a percentage of revenues, cost of revenue increased from 73.0% in 2000 to 73.8% in 2001 due primarily to an increase in payroll expense in 2001.

         Selling, General and Administrative. Selling, general and administrative expenses increased 18.4% from $11.1 million in 2000 to $13.1 million in 2001. As a percentage of revenue, selling, general and administrative costs increased from 3.0% in 2000 to 3.2% in 2001. The increase primarily resulted from increased spending to support our existing and new business.

         Depreciation. Depreciation increased 15.5% from $14.7 million in 2000 to $17.0 million in 2001. As a percentage of revenue, depreciation increased from 4.0% in 2000 to 4.2% in 2001. The increase resulted from increased capital expenditures and fixed assets acquired in purchase business acquisitions in 2000 and 2001.

         Amortization of Intangible Assets. Amortization of intangible assets was $7.3 million in 2000 compared to $9.4 million in 2001. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions which were accounted for using the purchase method in 2000 and 2001.

         Restructuring Charges (Credits). In December 2001 we approved a restructuring plan associated with the roll out of our new transcription platform. When the plan was approved, we recorded a $1.5 million charge, of which $1.4 million related to non cancelable lease obligations and $100,000 related to employee severance. As of December 31, 2001, $1.5 million was included in accrued expenses related to this restructuring.

         In November 2001, we completed the purchase of a medical transcription company. In connection with this acquisition, we established a restructuring reserve of $1.8 million. The reserve consists of $1.6 million for remaining payments on non cancelable leases and $200,000 for severance.

         In December 1998 a restructuring plan associated with the MRC acquisition was approved. When the plan was approved we recorded a $6.5 million charge. As of December 31, 2001, $671,000 was included in accrued expenses related to the restructuring.


                                                                               Non-Cancelable
                                          Non-Cancelable                       Contracts and
                                              Leases          Severance       Other Exit Costs      Total
                                              ------          ---------       ----------------      -----
                                                                      (in thousands)
1998 Restructure Charge                        $3,835            $1,618            $1,086           $6,539
Payments against Restructure Accrual:

         1998                                     ---              (567)             (410)            (977)
         1999                                    (437)             (723)              (17)          (1,177)
         2000                                    (556)              (20)              ---             (576)
         2001                                    (164)              ---               ---             (164)

Revision to estimate recorded in 1999          (1,492)             (182)             (659)          (2,333)

Revision to estimate recorded in 2000            (471)              ---               ---             (471)
Revision to estimate recorded in 2001             (44)             (126)              ---             (170)
                                               ------             -----             -----           ------
1998 Restructure accrual balance, at
   December 31, 2001                           $  671             $ ---             $ ---           $  671
                                               ======             =====             =====           ======

         In 1997, MRC incurred a restructuring charge of $2.1 million related to the closure and consolidation of less profitable or redundant client service centers and other non-recurring acquisition and integration costs incurred in connection with MRC's acquisition of Medical Records Corp. In 2001 and 2000, MedQuist revised its estimate of the required reserves and reversed $430,000 and $542,000, respectively of the 1997 restructure charge. As of December 31, 2001, the accrual has been fully utilized.

         Interest Income Net. We had net interest income of $3.9 million in 2000 and interest income of $3.8 million in 2001. The decrease is due to decreased rates of return on liquid investments, partially offset by a greater amount of cash available for investment.

         Other (Income) Expense. During 2001, we settled a lawsuit, in our favor, for a non-recurring gain of $3.0 million, net of legal expenses.

         Income Tax Provision. The income tax provision decreased from $28.8 million or 42.6% of pre-tax income in 2000 to $27.9 million or 38.5% of pre-tax income in 2001. The decrease primarily resulted from the majority of the tender offer costs incurred in 2000 not being deductible for tax purposes, and state tax planning.

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

         Cost of Revenues, excluding depreciation. Cost of revenues increased 11.6% from $238.2 million in 1999 to $265.8 million in 2000. As a percentage of revenues, cost of revenue increased from 72.2% in 1999 to 73.0% in 2000 due primarily to an increase in transcription related payroll and benefit expense in 2000, partially offset by cost reductions resulting from consolidation of duplicative facilities.

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

         Depreciation. Depreciation increased 22.7% from $12.0 million in 1999 to $14.7 million in 2000. As a percentage of revenue, depreciation increased from 3.6% in 1999 to 4.0% in 2000. The increase resulted from increased capital expenditures and fixed assets acquired in purchase business acquisitions in 1999 and 2000.

         Amortization. Amortization of intangible assets was $5.3 million in 1999 compared to $7.3 million in 2000. The increase is attributable to the amortization of intangible assets associated with the Company's acquisitions which were accounted for using the purchase method in 1999 and 2000.

         Restructuring Charges (Credits). In December 1998, our board of directors approved a restructuring plan associated with the MRC acquisition. When the board approved the plan, we recorded a $6.5 million charge, of which $3.8 million related to non cancelable lease obligations on duplicate facilities, $1.6 million related to employee severance and $1.1 million related to contract cancellations and other exit costs. As of December 31, 2000, $993,000 of noncancellable leases had been paid, $1.3 million of the employee severance and $427,000 in other restructuring costs had been paid. At December 31, 2000, $1.0 million was included in accrued expenses related to the restructuring.

         Other (Income) Expense. In July 2000, Koninklijke Philips Electronics, N.V. (Philips) completed a tender offer in which they acquired approximately 60 percent of MedQuist's outstanding common stock for $51.00 per share. In association with this tender offer, MedQuist incurred approximately $6.3 million of costs, primarily related to investment banker fees. In 1998, $11.0 million of transaction costs associated with the 1998 pooling of interest combinations was recorded. In 1999, $315,000 of these costs were reversed in connection with adjustments to our accruals and reserves.

         Gain on Sale of Securities. During 1999 and 2000, we had a gain of $309,000 and $3.7 million, respectively, on the sale of securities resulting from the exercise of warrants to purchase Lernout & Hauspie stock and subsequent sale of the stock.

         Interest Income, Net. We had interest income, net of $2.0 million in 1999 and interest income, net of $3.9 million in 2000. The increase was a result of the investment of excess cash balances in 2000.

         Income Tax Provision. The income tax provision increased from $27.4 million or 40.6% of pre-tax income in 1999 to $28.8 million or 42.6% of pre-tax income in 2000. The increase resulted largely from the majority of the tender offer costs incurred in 2000, not being deductible for tax purposes.

Liquidity and Capital Resources

         At December 31, 2001, we had working capital of $135.7 million, including $86.3 million of cash and cash equivalents. During the twelve months ended December 31, 2001, our operating activities provided cash of $81.7 million and during the twelve months ended December 31, 2000 our operating activities provided cash of $60.5 million. The increase primarily resulted from increased net income and liquidation of accounts receivable and prepaid expenses and an increase in accrued expenses, partially offset by a reduced tax benefit for exercise of employee stock options.

         During the twelve months ended December 31, 2001, we used cash in investing activities of $93.0 million, consisting of $14.1 million of capital expenditures, and $77.3 million for acquisitions accounted for under the purchase method. During the twelve months ended December 31, 2000, we used cash in investing activities of $28.0 million, consisting of $17.5 million of capital expenditures, $6.1 million investments in A-Life Medical, Inc. securities, $8.1 million for acquisitions accounted for under the purchase method and $728,000 for the purchase of securities, offset by $4.4 million in cash proceeds from the sale of securities.

         During the twelve months ended December 31, 2001, net cash provided by financing activities was $231,000, consisting of $938,000 for repayment of long term debt, partially offset by $1.2 million in proceeds from the issuance of common stock including option exercises and issuances in connection with the employee benefits plan. During the twelve months ended December 31, 2000, net cash provided by financing activities was $2.8 million, consisting of $19.8 million in proceeds from the issuance of common stock including option exercises and issuances in connection with employee benefit plans, partially offset by $15.5 million from the purchase and retirement of MedQuist stock and $1.6 million for repayment of long-term debt.

         In April 2000, we made a $6.1 million investment in A-Life Medical, Inc., a leader in advanced natural language processing technology for the medical industry. In September 2001, we advanced A-Life Medical, Inc. $1.0 million as a prepayment on a license agreement. In December 2001, we advanced $674,000 to A-Life Medical, Inc. in connection with an additional investment which closed in January 2002. Our investment in A-Life Medical, Inc. is inherently risky due to the nature of its early stage development technology and related uncertain near term opportunities. We will continue to monitor this investment on a periodic basis. In the event the carrying value of the investment exceeds the fair value of the investment and the decline is determined to be other-than-temporary, an impairment charge will be recorded. Fair value for A-Life Medical, Inc. is based on estimates and assumptions used in forecasted financial models. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than carrying value; the financial condition of the company, including key operational and cash flow metrics; current market conditions, future trends and the business outlook for the company; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

         We have previously accounted for the investment in A-Life under the cost method. As a result of our increased ownership percentage from the January 2002 financing transaction, we will begin to account for the investment under the equity method.

         We believe that our cash and cash equivalent, on hand, and cash flow generated from operations and our borrowing capacity will be sufficient to meet our current working capital and capital expenditure requirements.


Impact of New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 requires goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 for goodwill is expected to result in a decrease in amortization expense of approximately $3.5 million in 2002. At December 31, 2001, we had goodwill of approximately $110.6 million and during the twelve months ended December 31, 2001 we incurred approximately $3.4 million in amortization associated with goodwill. Subsequent to June 30, 2001, we completed two purchase business combinations resulting in goodwill of $21.3 million. Pursuant to SFAS No. 142, we will test goodwill for impairment upon adoption and we do not expect that the impairment test will result in any significant losses.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective for fiscal years beginning after June 15, 2002). SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and retirement of assets. We do not expect the adoption of SFAS No. 143 will have a significant impact on our financial position and results of operations.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". We are required to adopt SFAS No. 144 for the fiscal year ending December 31, 2002, however, early application is permitted. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial condition or results of operations.

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

         The following table provides information about our investment portfolio at December 31, 2001. For investment securities, the table presents principal amounts and related weighted average interest rates (dollars in thousands).

                  Cash and cash equivalents            $86,334

                  Average interest rate                    3.6%


         At December 31, 2001, there exists $2.2 million in debt consisting primarily of notes payable resulting from acquisitions, which will be paid out in 2002 and 2003.

Inflation

         We believe that the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Forward-Looking Statements

         Some of the information in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We also may have referred you to this note in other written or oral disclosures we have made, such as our quarterly earnings conference calls. These statements include forward-looking language such as "will likely result," "may," "are expected to," "is anticipated," "estimated," "projected," "intends to" or other similar words. Our actual results are likely to differ, and could differ materially, from the results expressed in, or implied by, these forward-looking statements. There are many factors that could cause these forward-looking statements to be incorrect, including but not limited to the following risks: risks associated with (1) our ability to recruit and retain qualified transcriptionists and other employees;
(2) inability to complete and assimilate acquisitions of businesses, especially acquisitions of non-medical transcription businesses, because we have no prior experience in such businesses; (3) dependence on our senior management team and new senior management from non-medical transcription acquisitions; (4) the impact of new services or products on the demand for our existing services; (5) our current dependence on medical transcription for substantially all of our business; (6) our ability to expand our customer base; (7) our ability to maintain our current growth rate in revenue and earnings; (8) the volatility of our stock price; (9) our ability to compete with others; (10) changes in law, including, without limitation, the impact the Health Information Portability and Accountability Act ("HIPAA") will have on our business; (11) infringement on the proprietary rights of others; (12) our failure to comply with confidentiality requirements; and (13) risks inherent in diversifying into other businesses, such as from the acquisition of DVI (digital dictation equipment) and entering into the medical record coding reimbursement business. When considering these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements we may make in connnection with any such statements, and you should recognize that those forward-looking statements speak only as of the date made. MedQuist does not undertake any obligation to update any forward-looking statement included in this Form 10-K or elsewhere.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements. The information called for by this Item is set forth on Pages F-1 through F23.



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         Not applicable.



                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2002 Annual Meeting.

Item 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2002 Annual Meeting.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2002 Annual Meeting.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2002 Annual Meeting.

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

 10.6.1           Amendment No. 1 to Licensing Agreement, dated as of January 1, 2002 [filed herewith].

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit No.        Description
-----------        -----------
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

*10.14            Employment Agreement, dated as of March 15, 2002, between MedQuist and John A. Donohoe, Jr. [filed herewith].

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

 10.28            Form of Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.33 of the 1996
                  Registration Statement].

 22.1             Subsidiaries [incorporated by reference to Exhibit 22.1 of the 1996 Registration Statement].

 23.1             Consent of Arthur Andersen LLP, filed herewith.

 24.1             Powers of Attorney (included on signature page)

 99.1             Assurance Letter pursuant to SEC Release Nos. 33-8070; 34-45590; 35-27503; 39-2395; IA-2018; IC-25464;
                  FR-62; File No. S7-03-02 [filed herewith].

 (b)              Financial Statements and Financial Statement Schedule

 1                The consolidated financial statements of the Company and its subsidiaries filed as part of this Report are listed on the attached Index to Consolidated Financial Statements. See page F-1.

 2                Information required in various Schedules is included in the notes to the Consolidated Financial Statements.

 (c)              Reports on Form 8-K


During the fourth quarter of 2001, the Company filed the following Reports on Form 8-K;

         October 24, 2001 relating to the Company's earnings release for the quarter ended September 30, 2001.


* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Marlton, State of New Jersey, on March 20, 2002.

                            MedQuist Inc.

                            By:  /s/David A. Cohen
                            -------------------------------------------
                            David A. Cohen, Chief Executive Officer and
                            Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons as of March 20, 2002.

         Each person below, in so signing, also makes, constitutes and appoints David A. Cohen his true and lawful attorney-in-fact, with full power and substitution and resubstitution, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this Report.

Signatures                          Title


/s/David A. Cohen                   Chairman and Chief Executive Officer
-----------------------------       (principal executive officer)
David A. Cohen

/s/Brian J. Kearns                  Senior Vice President, Treasurer and Chief
-----------------------------       Financial Officer (principal financial
Brian J. Kearns                     officer and principal accounting officer)

                                    Director
-----------------------------
Hans M. Barella


/s/Belinda W. Chew                  Director
-----------------------------
Belinda W. Chew


/s/William E. Curran                Director
-----------------------------
William E. Curran


/s/Wim Punte                        Director
-----------------------------
Wim Punte


/s/Stephen H. Rusckowski            Director
-----------------------------
Stephen H. Rusckowski



/s/A. Fred Ruttenberg               Director
-----------------------------
A. Fred Ruttenberg


/s/Richard H. Stowe                 Director
-----------------------------
Richard H. Stowe


/s/John H. Underwood                Director
-----------------------------
John H. Underwood

                                    Director
-----------------------------
Erik J. Westerink

MedQuist Inc. and Subsidiaries


Consolidated financial statements
As of December 31, 2001 and 2000
Together with auditors' report

Report of independent public accountants



To MedQuist Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of MedQuist Inc. (a New Jersey corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedQuist Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                             Arthur Andersen LLP





Philadelphia, Pennsylvania
January 30, 2002

                         MedQuist Inc. and Subsidiaries



                               Table of contents



Consolidated balance sheets
   As of December 31, 2001 and 2000 ..........................................1

Consolidated statements of operations
   For the years ended December 31, 2001, 2000 and 1999 ......................2

Consolidated statements of shareholders' equity
   For the years ended December 31, 2001, 2000 and 1999 ......................3

Consolidated statements of cash flows
   For the years ended December 31, 2001, 2000 and 1999 ......................4

Notes to consolidated financial statements
   December 31, 2001, 2000 and 1999 ..........................................5

                         MedQuist Inc. and Subsidiaries
                           Consolidated balance sheets
                        As of December 31, 2001 and 2000
                                 (in thousands)

                                                                  2001          2000
                                                                --------      --------
Assets
Current assets:
  Cash and cash equivalents                                     $ 86,334      $ 77,321
  Cash equivalent with related party                                  --        20,044
  Accounts receivable, net                                        78,429        75,155
  Deferred income taxes                                            6,178         5,553
  Prepaid expenses and other                                       1,714         6,546
                                                                --------      --------
Total current assets                                             172,655       184,619
Property and equipment, net                                       34,167        35,013
Intangible assets, net                                           167,803       123,408
Deferred income taxes                                             20,197            --
Other                                                              9,215         6,861
                                                                --------      --------
                                                                $404,037      $349,901
                                                                ========      ========
Liabilities and shareholders' equity
Current liabilities:
  Current portion of long-term debt                             $  1,067      $    433
  Accounts payable                                                 4,562         4,232
  Accrued expenses                                                31,323        23,985
                                                                --------      --------
Total current liabilities                                         36,952        28,650
                                                                --------      --------
Long-term debt                                                     1,088            22
                                                                --------      --------
Other long-term liabilities                                        1,187           704
                                                                --------      --------
Deferred income taxes                                                 --         2,719
                                                                --------      --------
Commitments and contingencies (Note 10)
Shareholders' equity:
  Common stock, no par value, 60,000 shares
  authorized, 36,889 and 36,769 shares issued
  and outstanding, respectively                                  225,503       223,286
  Retained earnings                                              139,284        94,648
  Deferred compensation                                              (31)         (128)
  Accumulated other comprehensive income                              54            --
                                                                --------      --------
Total shareholders' equity                                       364,810       317,806
                                                                --------      --------
                                                                $404,037      $349,901
                                                                ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                         MedQuist Inc. and Subsidiaries
                      Consolidated statements of operations
              For the years ended December 31, 2001, 2000 and 1999
                    (in thousands, except per-share amounts)

                                              2001          2000         1999
                                           --------       --------     --------
Revenues                                   $405,308       $364,149     $330,008
                                           --------       --------     --------
Costs and expenses:
   Cost of revenues, excluding
     depreciation                           299,102        265,817      238,180
   Selling, general and
     administrative                          13,117         11,078       11,763
   Depreciation                              17,001         14,720       12,000
   Amortization of intangible
     assets                                   9,398          7,335        5,333
   Restructuring charges
     (credits)                                  868         (1,013)      (2,333)
   Other (income) expense                    (3,000)         6,255         (315)
                                           --------       --------     --------
Total costs and expenses                    336,486        304,192      264,628
                                           --------       --------     --------
Operating income                             68,822         59,957       65,380
Gain on sale of securities                       --          3,672          309
Interest income, net                          3,754          3,874        1,955
                                           --------       --------     --------
Income before income taxes                   72,576         67,503       67,644
Income tax provision                         27,940         28,773       27,439
                                           --------       --------     --------
Net income                                 $ 44,636       $ 38,730     $ 40,205
                                           ========       ========     ========
Basic net income per
  common share                             $   1.21       $   1.07     $   1.14
                                           ========       ========     ========
Diluted net income per
  common share                             $   1.18       $   1.04     $   1.09
                                           ========       ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                         MedQuist Inc. and Subsidiaries
                Consolidatedd statements of shareholders' equity
              For the years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                                                 Accumulated
                                                   Commmon stock                                    other
                                                  -----------------   Retained    Deferred       comprehensive
                                                  Shares    Amount    earnings   compensation       income           Total
                                                  ------   --------   --------   ------------    --------------     -------
Balance, December 31, 1998                        33,258   $136,603   $ 14,536      $(538)           $585           $151,186
  Comprehensive income:                                                                                             --------
   Net income                                         --         --     40,205         --              --             40,205
   Change in unrealized gain on available
     for sale securities, net of tax                  --         --         --         --             119                119
                                                  ------   --------   --------      -----            ----           --------
Total comprehensive income                            --         --     40,205         --             119             40,324
   Exercise of Common stock options,
     including tax benefit                         1,153     18,812         --         --              --             18,812
   Income tax asset recognized in
     pooling-of-interests transaction                 --      1,187         --         --              --              1,187
   Issuance of Common stock in
     connection with business acquisitions           171      1,256         --         --              --              1,256
   Adjustment for immaterial pooling-of-
     interests transaction                            --         --      1,177         --              --              1,177
   Amortization of deferred compensation              --         --         --        247              --                247
   Issuance of Common stock, net of expenses       1,320     42,347         --         --              --             42,347
                                                  ------   --------   --------      -----            ----           --------
Balance, December 31, 1999                        35,902    200,205     55,918       (291)            704            256,536
                                                                                                                    --------
   Comprehensive income:
    Net income                                        --         --     38,730         --              --             38,730
    Change in unrealized gain on available
      for sale securities, net of tax                 --         --         --         --            (704)              (704)
                                                  ------   --------   --------      -----            ----           --------
Total comprehensive income                            --         --     38,730         --            (704)            38,026
  Exercise of Common stock options, including
    tax benefit                                    1,381     37,025         --         --              --             37,025
  Shares repurchased and retired                    (600)   (15,466)        --         --              --            (15,466)
  Amortization of deferred compensation               --         --         --        163              --                163
  Issuance of Common stock                            86      1,522         --         --              --              1,522
                                                  ------   --------   --------      -----            ----           --------
Balance, December 31, 2000                        36,769    223,286     94,648       (128)             --            317,806
                                                                                                                    --------
  Comprehensive income:
   Net income                                         --         --     44,636         --              --             44,636
   Cumulative translation adjustments                 --         --         --         --              54                 54
                                                  ------   --------   --------      -----            ----           --------
Total comprehensive income                            --         --     44,636         --              54             44,690
  Exercise of Common stock options,
    including tax benefit                             51        909         --         --              --                909
  Amortization of deferred compensation               --         --         --         97              --                 97
  Issuance of Common stock                            69      1,308         --         --              --              1,308
                                                  ------   --------   --------      -----            ----           --------
Balance, December 31, 2001                        36,889   $225,503   $139,284      $ (31)           $ 54           $364,810
                                                  ======   ========   ========      =====            ====           ========


The accompanying notes are an integral part of these consolidated financial statements.

                         MedQuist Inc. and Subsidiaries
                      Consolidated statements of cash flows
              For the years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                        2001          2000          1999
                                                      -------       -------       -------
Operating activities:
  Net income                                           $ 44,636      $ 38,730     $  40,205
  Adjustments to reconcile net
    income to net cash provided by
    operating activities-
     Depreciation and amortization                       26,399        22,055        17,333
     Gain on sale of securities                              --        (3,672)         (309)
     Amortization of deferred
       compensation                                          97           163           247
     Deferred income tax provision
       (benefit)                                             57         2,797        (1,471)
     Pension contribution payable in
     Common stock                                           941           867           177
     Stock-based compensation to
       members of board of directors                         --           311            68
     Tax benefit from exercise of
       employee stock options                               239        17,720         9,496
     Changes in assets and liabilities,
       excluding effects of acquisitions:
       Accounts receivable, net                           6,763         1,071       (15,685)
       Prepaid expenses and other                         5,787        (6,349)          186
       Other assets                                        (571)          437         1,156
       Accounts payable                                  (2,770)       (1,141)          183
       Accrued expenses                                      92       (12,368)        8,065
       Other long-term liabilities                          483           (85)           92
                                                      ---------      --------     ---------
Net cash provided by operating
activities                                               82,153        60,536        59,743
                                                      ---------      --------     ---------
Investing activities:
  Purchases of property and
    equipment                                           (14,058)      (17,492)      (14,169)
  Acquisitions, net of cash acquired                    (77,737)       (8,102)      (48,405)
  Purchase of investments                                    --          (728)         (472)
  Investment in/advances to A-Life
  Medical, Inc.                                          (1,674)       (6,051)           --
  Proceeds from sale of
    investments                                              --         4,403           781
                                                      ---------      --------     ---------
Net cash used in investing activities                   (93,469)      (27,970)      (62,265)
                                                      ---------      --------     ---------
Financing activities:
  Repayments of long-term debt                             (938)       (1,568)       (2,834)
  Distributions                                              --            --          (219)
  Proceeds from exercise of
  Common stock options                                      670        19,305         9,316
  Net proceeds from issuance of
  Common stock                                              499           504        42,347
  Purchase and retirement of
  Common stock                                               --       (15,466)           --
                                                      ---------      --------     ---------
Net cash provided by financing
activities                                                  231         2,775        48,610
                                                      ---------      --------     ---------
Effect of exchange rate changes                              54            --            --
                                                      ---------      --------     ---------
Net increase (decrease) in cash,
  cash equivalents and cash
  equivalent with related party                         (11,031)       35,341        46,088
Cash, cash equivalents and cash
  equivalent with related party,
  beginning of year                                      97,365        62,024        15,936
                                                      ---------      --------     ---------
Cash, cash equivalents and cash
  equivalent with related party, end
  of year                                             $  86,334      $ 97,365     $  62,024
                                                      ---------      --------     ---------

The accompanying notes are an integral part of these consolidated financial statements.

                         MedQuist Inc. and Subsidiaries
                   Notes to consolidated financial statements
                        December 31, 2001, 2000 and 1999
                    (in thousands, except per-share amounts)


1.  Background and summary of significant accounting policies:


Background


MedQuist Inc. (the Company or MedQuist) is the leading national provider of medical transcription services to the healthcare industry in the United States. MedQuist entered this business in May 1994 through the acquisition of a medical transcription services company, and since this date has completed an additional 44 acquisitions and has integrated the acquired business into its operations.


The Company is a majority-owned subsidiary of Koninklijke Philips Electronics N.V. (Philips) (see Note 13).


Principles of consolidation


The accompanying consolidated financial statements include the accounts of MedQuist and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.


Translation of foreign currency


The Company established a foreign subsidiary in the United Kingdom in 2001 which uses the pound sterling as its functional currency. Assets and liabilities of this subsidiary are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within shareholders' equity. Foreign exchange rate gains and losses included in operating results are not material in 2001.


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

Cash and cash equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less, and consist primarily of cash on deposit with banks. At times, cash balances held at financial institutions are in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Management believes that no significant concentration of credit risk exists with respect to these cash investments.

Interest income earned on investments in cash equivalents was $3,524, $3,915 and $2,123 for the years ended December 31, 2001, 2000 and 1999, respectively.

Cash equivalent with related party


Cash equivalent with related party consisted of cash deposited with Philips for the purpose of optimizing income from temporary excess cash. In the fourth quarter of 2000, the Company began participating in a deposit facility established by Philips which allowed investments up to $100 million to earn interest at LIBOR less 0.125 percent, for periods up to 365 days. At December 31, 2000, the Company had $20,044 in such an investment. As the original maturity of this investment was less than three months, the investment was classified as a cash equivalent with related party in the accompanying consolidated balance sheet as of December 31, 2000. The Company withdrew all funds invested in this related-party deposit facility in the second quarter of 2001 and, at December 31, 2001, the Company had no such investment.


Interest income earned on cash deposited with Philips was $403 and $44 for the years ended December 31, 2001 and 2000, respectively.


Investments in marketable securities

Investments in marketable securities are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In 2000 and 1999, the Company had investments in marketable securities that were classified as available-for-sale. As such, the securities were carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a component of accumulated other comprehensive income within shareholders' equity.

During 2000 and 1999, the Company sold the marketable securities resulting in gains of $3,672 and $309, respectively. No investments in marketable securities were held at December 31, 2001 and 2000.

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which range from two to seven years for furniture, equipment and software, and the lesser of the lease term or useful life for leasehold improvements. Repairs and maintenance costs are charged to expense as incurred, while additions and betterments are capitalized. Gains or losses on disposals are charged to operations.

Intangible assets

Intangible assets consist primarily of goodwill, customer lists, noncompete agreements and employee bases. The goodwill related to the first acquisition of a medical transcription business, which was completed in 1994, is being amortized over 40 years. The goodwill related to subsequent acquisitions completed from 1995 through June 30, 2001 is being amortized on a straight-line basis over 20-30 years. Goodwill related to acquisitions subsequent to June 30, 2001 is not being amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Customer lists are amortized over 10-20 years. Noncompete agreements are amortized over the contractual terms, ranging from 1.5 to 4 years, and other intangibles are amortized over 3-5 years.

Long-lived assets

Pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets and for Long-Lived Assets to Be Disposed of," management continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, an estimate of the related undiscounted cash flows is used in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of the impairment is based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2001, management believes that no revision to the remaining useful lives or write-down of long-lived assets is required.

Revenue recognition

The Company's revenue consists primarily of fees generated from providing medical transcription services. Fees for medical transcription services are generally based on contracted rates and revenue is recognized upon the rendering of services and delivery of transcribed reports. Revenues are also derived from equipment sales, coding services, interfacing fees, equipment rentals and referral fees and commissions from strategic partners. Revenues from these other sources are recognized as earned and are immaterial both individually and in the aggregate to consolidated revenues.

Advertising costs

The Company charges advertising costs to expense as incurred. Advertising expense was $857, $626 and $524 for the years ended December 31, 2001, 2000 and 1999, respectively.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per share

The Company follows SFAS No. 128, "Earnings per Share," which requires a dual presentation of "basic" and "diluted" earnings per share on the face of the income statement. Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of Common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of Common stock outstanding for the period as adjusted for the dilutive effect of Common stock equivalents, which consist primarily of stock options, using the treasury stock method.

Fair value of financial instruments

Cash and cash equivalents, cash equivalent with related party, accounts receivable, accounts payable and accrued expenses are reflected in the accompanying consolidated financial statements at fair value due to the short-term nature of these instruments. The carrying amount of debt obligations approximates fair value at the balance sheet dates.

Stock options

The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options issued at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company's financial statements include certain disclosures about a stock-based employee compensation arrangement regardless of the method used to account for the plan.

Comprehensive income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in financial statements. The Company's comprehensive income consists of net income, unrealized holding gains on available-for-sale securities and currency translation adjustments. The Company's comprehensive income is presented within the accompanying Consolidated Statements of Shareholders' Equity. At December 31, 1999, the Company had an unrealized pretax gain on available-for-sale securities of $950, and the tax expense recorded on the unrealized gain was $246. These securities were sold in 2000 and a gain was realized. At December 31, 2001, the Company had a currency translation adjustments of $54 relating to a subsidiary in the United Kingdom.

Segment information

The Company operates in one reportable segment.

Statements of cash flow information


For the years ended December 31, 2001, 2000 and 1999, the Company paid interest of $86, $46 and $125, respectively, and income taxes of $21,222, $17,007 and $15,016, respectively.

The following table displays the net noncash financing activities resulting from the Company's business acquisitions (see Note 2):

                                            Year ended December 31
                                          ---------------------------
                                             2001      2000     1999
                                          --------    ------   -------
Noncash net assets acquired               $ 79,837    $8,102   $51,388
Less- Seller notes and
  payables                                  (2,100)       --    (1,757)
Common stock issued                             --        --    (1,226)
                                          --------    ------   -------
Net cash paid for business
  acquisitions                            $ 77,737    $8,102   $48,405
                                          ========    ======   =======

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and expands the definition of intangible assets that are to be recorded separately from goodwill. SFAS No. 142 requires that goodwill and certain intangible assets with an indefinite useful life to no longer be amortized, but such intangibles are to be reviewed for impairment at least annually and written down in periods in which the recorded value exceeds fair value.

For goodwill and other intangible assets resulting from acquisitions completed prior to July 1, 2001, the Company is required to follow the provisions of SFAS No. 142 as of January 1, 2002, and, accordingly, goodwill will no longer be amortized and impairment reviews will be periodically performed to assess whether any write downs are required. The Company's consolidated balance sheet at December 31, 2001 includes $89,290 (which is net of $14,543 of accumulated goodwill amortization) of goodwill recognized as a result of the acquisitions completed prior to July 1, 2001. In accordance with the provisions of these statements, the Company continued to amortize this goodwill through the end of 2001, recognizing approximately $3,371, $2,680 and $2,410 of goodwill amortization expense for the years ended December 31, 2001, 2000 and 1999, respectively. Subsequent to June 30, 2001, the Company completed two purchase business combinations which resulted in goodwill of $21,294. In accordance with the provisions of SFAS No. 142, no goodwill amortization expense has been recorded on these transactions.

While the Company has not yet completed all of the valuation and other work necessary to adopt these accounting standards, management believes that, except for the impact of discontinuing the amortization of goodwill, there will not be a significant impact on the Company's consolidated financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and retirement of assets. Management does not expect that the adoption of SFAS No. 143 will have a significant impact on the Company's consolidated financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 for the year ending December 31, 2002; however, early application is permitted. Management does not believe that the adoption of SFAS No. 144 will have a significant impact on the Company's consolidated financial position and results of operations.

Reclassifications

Certain reclassifications have been made to the 1999 consolidated statement of operations to conform to the current year presentation, as well as the 2000 and 1999 consolidated statement of cash flows.

2. Acquisitions:

In 2001, the Company completed seven acquisitions for an aggregate purchase price of $79,417, consisting primarily of $77,317 in net cash payments and $2,100 in notes due to the sellers. The acquisitions in 2001 were accounted for under the purchase method of accounting.

In 2000, the Company completed eight acquisitions for an aggregate purchase price of $8,102, which were all cash transactions. The acquisitions in 2000 were accounted for under the purchase method of accounting.

In 1999, the Company completed 11 acquisitions, of which 10 were recorded under the purchase method of accounting while the other acquisition was accounted for as a pooling-of-interests. The 10 acquisitions accounted for under the purchase method had an aggregate purchase price of $52,255, consisting primarily of $49,272 in net cash, $1,757 in seller notes and 171 shares of Common stock with a fair value of $1,226. The Company completed one acquisition accounted for as a pooling-of-interests and prior period financial statements have not been restated for this acquisition due to the immateriality of this transaction.

A summary of the allocation of the purchase price to net assets acquired is as follows:

                                        Year ended December 31,
                                          ------------------
                                             2001       2000     1999
                                           ------      -----    ------
Purchase price:
     Cash paid for acquisition
       including transaction
       costs                           $   77,737  $   8,102  $   48,405
     Notes due to sellers                   2,100         --       1,757
     Common stock issued                       --         --       1,226
                                       ----------  ---------  ----------
                                       $   79,837  $   8,102  $   51,388
                                       ==========  =========  ==========
   Purchase price allocation:
     Accounts receivable               $   10,037  $     238  $    7,287
     Prepaid and other                        955         --         150
     Property and equipment                 2,097        526       2,463
     Deposits                                 109          2         145
     Deferred taxes                        24,018         --        (124)
     Intangible assets                     53,793      7,427      46,365
     Accounts payable                      (3,100)        --        (180)
     Accrued expenses                      (7,534)       (50)     (4,246)
     Debt                                    (538)       (41)       (472)
                                       ----------  ---------  ----------
                                       $   79,837  $   8,102  $   51,388
                                       ==========  =========  ==========

Pro forma information is not presented as these acquisitions are not material to the consolidated statements of operations.

3. Restructuring charges:

In December 2001, management approved a restructuring plan associated with the rollout of a new transcription platform. The plan includes the closure of several operating facilities in order to improve operating efficiencies. Costs associated with the plan of approximately $1,468 were recognized in 2001 in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The components of the restructuring charge consist of $1,343 for remaining payments on noncancelable leases and $125 for severance.

In November 2001, the Company completed the purchase of a medical transcription company. In connection with this acquisition, the Company established a restructuring reserve of $1,790. The reserve consists of $1,599 for remaining payments on noncancelable leases and $191 for severance.

In December 1998, the Company's board of directors approved management's restructuring plan associated with the merger with another entity, which merger transaction was accounted for as a pooling-of-interests. The plan related primarily to the closure of several redundant operating facilities as well as certain corporate offices in order to improve operating efficiencies. Costs associated with the plan of approximately $6,539 were recognized in 1998 in accordance with EITF 94-3. The significant components of the restructuring charge consist of $3,835 for remaining payments on noncancelable leases, $1,618 for severance and $1,086 for noncancelable contracts and other exit costs. The severance costs are attributable to 41 individuals from various levels of operational and senior management.

From the date the restructuring charge was recorded in 1998 through December 31, 2001, the Company paid costs of $1,158 for noncancelable leases, $1,310 for severance and $427 for noncancelable contracts and other exit costs.

In 1999, management revised the estimate of the required reserves and reversed $2,333 of the 1998 restructuring charges relating to $1,492 of noncancelable leases, $182 for severance and $659 for noncancelable contracts and other exit costs. In 2000 and 2001, management further revised the estimate of the required reserves and reversed $471 and $170, respectively, of the 1998 restructuring charge. All of the reversal in 2000 relates to noncancelable leases as well as $44 in 2001, while the balance in 2001 of $126 relates to severance.

In 1997, an acquired entity had approved a separate management plan to close and/or merge several redundant operating facilities in order to reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to noncancelable leases, the disposition of fixed assets and employee severance costs. Costs associated with the plan of approximately $2,075 were recognized in 1997 in accordance with EITF 94-3. Included in this amount is approximately $705 for the disposal of assets and approximately $800 in severance and employee contract buy-outs. The balance is primarily related to noncancelable lease costs. The severance costs are attributable to eight individuals from various levels of operational and senior management. In 2000 and 2001, management revised its estimate of the required reserves and reversed $542 and $430, respectively, of the 1997 restructuring charge. At December 31, 2001, the accrual has been fully utilized.

4. Property and equipment:
                                                December 31
                                           ------------------
                                              2001         2000
                                           -------      -------
Furniture, equipment and software         $ 95,845     $ 82,270
Leasehold improvements                       3,673        2,971
                                          --------     --------
                                            99,518       85,241
Less- Accumulated depreciation and
  amortization                             (65,351)     (50,228)
                                          --------     --------
                                          $ 34,167     $ 35,013
                                          ========     ========

Depreciation and amortization expense was $17,001, $14,720 and $12,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

5. Intangible assets:
                                                        December 31
                                                 ------------------------
                                                   2001            2000
                                                 --------        --------
   Goodwill (amortizable)                        $103,833        $ 86,884
   Goodwill (non-amortizable)                      21,294              --
   Customer lists                                  59,909          51,594
   Noncompete agreements                           10,663           7,016
   Other                                            7,704           4,116
                                                 --------        --------
                                                  203,403         149,610
   Less- Accumulated amortization                 (35,600)        (26,202)
                                                 --------        --------
                                                 $167,803        $123,408
                                                 ========        ========

                                        December 31, 2001
                     -------------------------------------------------------
                                                Accumulated         Net book
                         Life          Cost     amortization          value
                     ------------    --------   ------------        --------
Goodwill
  (amortizable)      20-40 years     $103,833    $ (14,543)         $ 89,290
Goodwill (non-
  amortizable)                --       21,294           --            21,294
Customer lists       10-20 years       59,909       (9,758)           50,151
Noncompete
  agreements         1.5-4 years       10,663       (6,673)            3,990
Other                3-5 years          7,704       (4,626)            3,078
                                     --------    ---------          --------
                                     $203,403    $ (35,600)         $167,803
                                     ========    =========          ========

Amortization of all intangible assets was $9,398, $7,335 and $5,333 for the years ended December 31, 2001, 2000 and 1999, respectively.

6. Investment:

On April 6, 2000, the Company made a $6,051 investment in A-Life Medical, Inc. (A-Life), a privately held entity that is a leader in advanced natural language processing technology for the medical industry. The investment has been recorded under the cost method of accounting as the Company owns 19.5 percent of A-Life's outstanding voting shares and has no control of this entity.

In September 2001, the Company advanced $1,000 to A-Life as a prepayment on a license agreement. In December 2001 and January 2002, the Company advanced an aggregate of $783 to A-Life in connection with an additional equity investment that closed in January 2002. The initial investment and the subsequent advances have been classified as other assets in the accompanying consolidated balance sheet.

In January 2002, the Company's investment increased to 28 percent of the outstanding voting shares of A-Life and, as such, the investment will be accounted for under the equity method of accounting. As A-Life's net book value is negative, the $6,834 carrying value of the equity investments made will be allocated to intangible assets. The intangible assets, other than goodwill, will be amortized over the estimated useful life of such assets beginning in January 2002. In the event the carrying value of the investment exceeds the fair value of the investment and the decline is determined to be other-then-temporary, an impairment charge will be recorded.


The Company received approximately $16 and $100 of services from A-Life during the years ended December 31, 2001 and 2000, respectively.

7. Accrued expenses:
                                                             December 31
                                                         -------------------
                                                           2001        2000
                                                          ------      ------
Accrued payroll and related taxes                        $15,764     $12,075
Restructuring charges                                      3,844       1,449
Income taxes payable                                       1,271          --
Other employee related expenses                            2,318       2,318
Insurance reserves                                           236       2,100
Other                                                      7,890       6,043
                                                         -------     -------
                                                         $31,323     $23,985
                                                         =======     =======

8. Valuation account and restructuring accruals:

                                                Year ended December 31
                                            -------------------------------
                                             2001        2000         1999
                                            -------     -------      ------
Allowance for doubtful
accounts:
     Balance at beginning of year           $ 4,674     $ 4,668    $  2,274
     Provision                                  940       1,015       4,258
     Acquisitions (Note 2)                      541          --         648
     Charges                                 (1,007)     (1,009)     (2,512)
                                            -------     -------    --------
Balance at end of year                      $ 5,148     $ 4,674    $  4,668
                                            =======     =======    ========
Restructuring accruals
(Note 3):
     Balance at beginning of year           $ 1,449     $ 3,055    $  6,775
                                            -------     -------    --------
     Provision                                1,468          --          --
     Adjustments-
        1998 restructuring                     (170)       (471)     (2,333)
        1997 restructuring                     (430)       (542)         --
                                            -------     -------    --------
Net charge to operations                        868      (1,013)     (2,333)
                                            -------     -------    --------
Acquisition                                   1,790          --          --
                                            -------     -------    --------
Charges-
     2001 restructuring                         (85)         --          --
     1998 restructuring                        (165)       (576)     (1,177)
     1997 restructuring                         (13)        (17)       (210)
                                            -------     -------    --------
Total charges                                  (263)       (593)     (1,387)
                                            -------     -------    --------
Balance at end of year                      $ 3,844     $ 1,449    $  3,055
                                            =======     =======    ========

The restructuring accruals at December 31, 2001 consist of the following components:

                          Restructuring reserve
                      -------------------------------
                       2001    1998     1997   Total
                      ------   ----    -----   ------
Severance             $  316   $ --    $  --   $  316
Noncancelable
  leases               2,857    671       --    3,528
                      ------   ----    -----   ------
                      $3,173   $671    $  --   $3,844
                      ======   ====    =====   ======

9. Long-term debt:
                                        December 31
                                    -----------------
                                     2001        2000
                                     -----      -----
   Seller notes                     $2,100      $ 357
   Capital lease obligations            15         73
   Other                                40         25
                                    ------      -----
                                     2,155        455
   Less- Current portion            (1,067)      (433)
                                    -------     -----
                                    $1,088      $  22
                                    ======      =====

The Company had a credit facility that provided for a $10 million unsecured senior revolving line of credit. The credit facility expired on April 23, 2000.

Interest expense on debt obligations was $173, $85 and $168 for the years ended December 31, 2001, 2000 and 1999, respectively.

Long-term debt as of December 31, 2001, matures as follows:

 2002                  $1,067
 2003                   1,034
 2004                      29
 2005                      25
                       ------
                       $2,155
                       ======

10. Commitments and contingencies:


Rent expense for operating leases was $8,233, $6,969 and $5,410 for the years ended December 31, 2001, 2000 and 1999, respectively. Minimum annual rental commitments for noncancelable operating leases having terms in excess of one year as of December 31, 2001, are as follows:

2002                        $    8,421
2003                             5,884
2004                             2,997
2005                             1,515
2006                               813
2007 and thereafter              1,299
                            ----------
                            $   20,929
                            ==========

The Company has an employment agreement, as amended, with a former chief executive officer. The agreement entitles this individual to receive retirement benefits of $75 per year for life plus certain other benefits, as defined. Included in other long-term liabilities is $629 and $704 at December 31, 2001 and 2000, respectively, related to these retirement benefits. The employment agreement also requires the Company to loan the former chief executive officer's estate the necessary funds to exercise any options owned by the individual at the time of his death.

The Company has employment agreements with six executive officers, which expire at various times through June 2003, subject to renewal. These agreements provide an aggregate base compensation of $1,475 both in the years ended December 31, 2002 and 2003, plus incentive compensation based on a percentage of the executive's salary. These agreements also provide for certain other fringe benefits and payments upon termination of the agreements.

The Company has severance agreements with certain executive officers that provide for one-time payments in the event of a change in control, as defined, if the officer is terminated within 12 months of the change. The payments range from 18-24 months of cash compensation paid to the executive officers in the fiscal year immediately prior to the change in control event. If the change in control had occurred on December 31, 2001, and the executive officers had been terminated the payments would have aggregated $3,686.

In the normal course of business, the Company is party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's consolidated financial position and results of operations.

11. Shareholders' equity:

In May 1999, the Company consummated a secondary public offering of its Common stock, selling 800 shares at $33.63 per share. In June 1999, the underwriters exercised their over allotment option for an additional 505 shares. After deducting the underwriters' discount and offering expenses, the net proceeds to the Company were $41,858.

During the year ended December 31, 2000, the Company repurchased 600 shares of outstanding Common stock for $15,466 at an average of $25.78 per share. All Common stock acquired was subsequently retired.


In 2000 and 1999, the Company issued 22 and 2 shares of Common stock to members of the board of directors, respectively. The fair value of the stock grants was $311 in 2000 and $68 in 1999.


The Company also has a plan whereby certain non-employee members of the Board of Directors have been granted Common stock but the shares will not be issued until the director terminate membership on the Board. Stock granted in 2001, 2000 and 1999 were 3, 1 and 1, respectively, with a value of $54, $36 and $36. Total accrued costs for this plan are $170 at December 31, 2001.


12. Stock option plans:


The Company has six stock option plans that provide for the granting of options to purchase shares of Common stock to eligible employees (including officers) and nonemployee directors of the Company. Options may be issued at the fair market value of the Common stock on the date of grant or at a price determined by a committee of the Company's board of directors. The stock options vest and are exercisable over periods determined by the committee.


In February 1998, an entity acquired by the Company, which acquisition was accounted for as a pooling-of-interests, issued 165 stock options to employees with exercise prices below the fair market value of the Common stock on the date of grant. Accordingly, deferred compensation totaling $1,078 was recorded, of which $97, $163 and $247 was amortized to expense in 2001, 2000 and 1999, respectively, and $31 remains unamortized at December 31, 2001.


Information with respect to the Company's Common stock options is as follows:

                                              Exercise price    Aggregate
                            Shares              per share       proceeds
                            ------           ---------------    --------
Outstanding,
December 31, 1998            4,433           $  1.34 - 31.19   $ 53,109
   Granted                      91             28.31 - 44.00      3,365
   Exercised                (1,153)             1.34 - 31.19     (9,316)
   Canceled                   (202)             5.21 - 31.19     (4,253)
                            ------           ---------------   --------
Outstanding,
December 31, 1999            3,169              1.34 - 31.19     42,905
   Granted                   2,056             17.06 - 70.00    105,380
   Exercised                (1,381)             1.67 - 44.00    (19,305)
   Canceled                   (244)             5.21 - 70.00     (7,295)
                            ------           ---------------   --------
Outstanding,
December 31, 2000            3,600              2.17 - 70.00    121,685
   Granted                   1,190             16.00 - 43.50     26,675
   Exercised                   (51)             5.21 - 24.94       (670)
   Canceled                   (165)            10.48 - 70.00     (7,410)
                            ------           ---------------   --------
Outstanding,
December 31, 2001            4,574           $  2.17 - 70.00   $140,280
                            ======           ===============   ========

At December 31, 2001, there were 2,037 exercisable options with an aggregate exercise price of $42,032 and 1,622 additional options available for grant under the plans. Exercisable options at December 31, 2000 and 1999 were 1,523 and 1,691 with an aggregate exercise price of $21,024 and $16,275, respectively.

A summary of outstanding options and exercisable options at December 31, 2001 is as follows:

                                         Options outstanding                  Options exercisable
                              --------------------------------------------  ------------------------
                                             Weighted-
                                              average         Weighted-                  Weighted-
                                             remaining         average                    average
                                Number of   contractual       exercise      Number of     exercise
    Range of exercise prices     shares        life            price          shares        price
    ------------------------  ------------- -----------   ----------------  ---------    -----------
    $  0.00 -   $ 2.17                30        2.4          $  2.17            30       $   2.17
       2.17 -     5.43               334        3.5             3.22           334           3.22
       5.43 -    13.53               615        4.7             7.72           571           7.51
      13.53 -    33.83             2,117        7.7            22.46           764          22.77
      33.83 -    70.00             1,478        8.4            38.75           338          56.77
                                  ------                                    ------
                                   4,574        7.2            30.67         2,037          20.64
                                  ======                                    ======

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

                                    Year ended December 31
                                   -------------------------
                                    2001     2000     1999
                                   ------   -------  -------
Net income:
   As reported                     $44,636  $38,730  $40,205
   Pro forma                        35,934   34,447   35,945
Basic net income per share:
   As reported                        1.21     1.07     1.14
   Pro forma                          0.98     0.95     1.02
Diluted net income per
share:
   As reported                        1.18     1.04     1.09
   Pro forma                          0.95     0.93     0.98

The above pro forma amounts may not be indicative of future amounts because option grants prior to January 1, 1995 have not been included and because future option grants are expected.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                   Year ended December 31
                              ----------------------------------
                               2001          2000         1999
                              -------       -------      -------
Risk-free interest rate        5.92%         6.17%        5.87%
Volatility                       56%           55%          55%
Expected dividend yield           0%            0%           0%
Expected option life         5 years       5 years      5 years


13. Other income (expense):

In the first quarter of 2001, the Company received net proceeds of $3,000 in connection with the settlement of a lawsuit.

In the third quarter of 2000, Philips completed a tender offer in which it acquired approximately 60 percent of the Company's outstanding Common stock for $51.00 per share. In connection with this tender offer, the Company incurred approximately $6,255 of costs, primarily related to investment banker fees. Since July 2000, Philips has purchased additional shares in the open market, at various prices, thereby increasing its ownership in the Company to approximately 70 percent.

In 1999, the Company reversed $315 of transaction costs previously accrued in connection with an acquisition completed in 1998 that was accounted for under the pooling-of-interest method of accounting.

14. Income taxes:

The income tax provision consists of the following:

                               Year ended December 31
                             -----------------------------
                              2001       2000        1999
                             ------     ------      ------
Current:
   State and local          $ 3,099      $ 3,196   $ 4,256
   Federal                   24,784       22,780    24,654
                            -------      -------   -------
                             27,883       25,976    28,910
                            -------      -------   -------
Deferred:
   State and local              462          263       (18)
   Federal                     (405)       2,534    (1,453)
                            -------      -------   -------
                                 57        2,797    (1,471)
                            -------      -------   -------
                            $27,940      $28,773   $27,439
                            =======      =======   =======

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                            Year ended December 31
                                            ----------------------
                                             2001    2000    1999
                                             ----    ----    ----
Statutory federal income tax
  rate                                       35.0%   35.0%   35.0%
Nondeductible transaction
  costs                                        --      --    (0.2)
State income taxes, net of
  federal benefit                             3.4     3.5     4.1
Other                                         0.1     4.1     1.7
                                             ----    ----    ----
                                             38.5%   42.6%   40.6%
                                             =====   =====   =====

The tax affected temporary differences that give rise to deferred income taxes are as follows:
                                                                 December 31
                                                             -------------------
                                                               2001         2000
                                                             ------       ------
Deferred tax assets:
   Fixed assets                                             $   184     $    --
   Intangibles                                               22,372       5,474
   Foreign net operating loss carryforwards                   2,049          --
   Restructuring accruals                                       822         586
   Accruals and reserves                                      3,548       5,192
   Deferred compensation                                        456         279
   Other                                                        387          --
                                                            -------     -------
Total deferred tax assets                                    29,818      11,531
                                                            -------     -------
Deferred tax liabilities:
   Fixed assets                                                 --       (1,759)
   Intangibles                                                  --       (4,943)
   Other                                                      (406)      (1,995)
                                                            -------     -------
Total deferred tax liabilties                                 (406)      (8,697)
                                                            -------     -------
Valuation allowance                                         (3,037)          --
                                                            -------     -------
Net deferred tax assets                                     $26,375     $ 2,834
                                                            -------     -------

In connection with a purchase business combination completed in November 2001, the Company acquired $24,018 in net deferred tax assets. Management believes that $3,037 of these acquired deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance for this amount. This allowance was established in purchase accounting.

In prior years, the Company completed two acquisitions that were accounted for as poolings-of-interest for financial reporting purposes and as taxable purchase transactions for income tax purposes. Deferred tax assets were recognized upon consummation of these transactions with an offsetting credit to equity. The Company is deducting the amortization of the intangible assets recorded for tax purposes and recording a reduction of current taxes payable and the deferred tax assets previously recorded.

Realization of the Company's remaining net deferred tax assets is dependent on future taxable income. Management believes that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time.

15. Earnings per share:

The table below sets forth the reconciliation of the numerators and denominators of the Company's basic and diluted income per share computations for the years ended December 31, 2001, 2000 and 1999.

                                                                 Per share
                                           Net income  Shares      amount
                                           ----------  ------    ---------
2001
   Basic                                   $   44,636  36,842    $    1.21
                                                                 =========
   Effect of dilutive securities                  --      876
                                           ----------  ------
   Diluted                                 $   44,636  37,718    $    1.18
                                           ==========  ======    =========
2000
   Basic                                   $   38,730  36,154    $    1.07
                                                                 =========
   Effect of dilutive securities                   --   1,015
                                           ----------  ------
   Diluted                                 $   38,730  37,169    $    1.04
                                           ==========  ======    =========
1999
   Basic                                   $   40,205  35,120    $    1.14
                                                                 =========
   Effect of dilutive securities                   --   1,609
                                           ----------  ------
   Diluted                                 $   40,205  36,729    $    1.09
                                           ==========  ======    =========

For the years ended December 31, 2001, 2000 and 1999, 2,608, 2,055 and 72 Common stock options, respectively, were excluded from the diluted computation because the effect would be anti-dilutive.

16. Employee benefit plans:

Savings plan

The Company offers a savings plan under section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute up to 15 percent of their compensation on a pretax basis. The Company matches 50 percent of the participant's contribution, up to 5 percent of the participant's total compensation. The matching contribution is made on a quarterly basis using the Company's Common stock. The charge to operations for the Company's matching contributions was $941, $867 and $177 in 2001, 2000 and 1999, respectively. The Company issued 34 shares in 2001, 27 shares in 2000 and 5 in 1999, in connection with the Company's matching contribution, with a value of $809, $707 and $185, respectively. The Company's matching contribution for the fourth quarter of 2001 will be made in the first quarter of 2002.

Stock purchase plan

All full-time employees except those who own 5 percent or more of the stock of the Company are eligible to participate in the Company's Employee Stock Purchase Plan (SPP). The SPP provides that participants may authorize the Company to withhold up to 10 percent of their earnings for the purchase of the stock. The purchase price of the Common stock is determined by the Compensation Committee but shall not be less than 85 percent of the fair market value of the Common stock. Through the SPP, 35, 21 and 8 Common shares were purchased in 2001, 2000 and 1999 at a total purchase price of $499, $504 and $236, respectively.

17. Related-party transactions:

In April 2001, the Company began procuring liability insurance through Philips. In addition, the Company entered into an agreement with Philips which allows the Company to purchase certain products at a discount from Philips. The Company paid $50 under this agreement in 2001.

The Company also paid Philips $1,933 and $500 during 2001 and 2000, respectively, related to a licensing agreement entered into to provide for the integration and use of certain of Philips' speech recognition technology into the Company's business. This agreement was amended effective January 1, 2002 and requires the Company to make an upfront payment of $150 and a fee based on a per payroll line basis. The amended agreement expires on May 22, 2005.

A member of the Company's board of directors is a partner in a law firm that has engaged to act as special counsel in certain matters. During the years ended December 31, 2001, 2000 and 1999, the Company paid this firm $1,055, $373 and $79, respectively.

18. Quarterly supplemental financial data (unaudited):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the period ended December 31, 2001. In the opinion of management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.

                                                                    Three months ended
                                                       ----------------------------------------------
                                                       March 31    June 30  September 30  December 31
                                                       --------    -------  ------------  -----------
Year ended December 31, 2001:
   Revenues                                              $ 95,099   $ 97,978   $ 102,695  $ 109,536
   Income before income taxes                              20,922     17,297      17,657     16,700
   Net income                                              12,867     10,638      10,860     10,271
   Basic net income per common share                         0.35       0.29        0.29       0.28
   Diluted net income per common share                       0.34       0.28        0.29       0.27
Year ended December 31, 2000:
   Revenues                                                92,512     90,989      90,648     90,000
   Income before income taxes                              23,720     19,351       9,109     15,323
   Net income                                              14,232     11,611       3,534      9,353
   Basic net income per common share                         0.40       0.33        0.10       0.25
   Diluted net income per common share                       0.39       0.31        0.10       0.25

The Company recorded a pretax gain of $3,000 in the first quarter of 2001 in connection with the settlement of a lawsuit (see Note 13) and recorded a pretax restructuring charge of $1,468 in the fourth quarter of 2001 (see Note 3). In the third quarter of 2000 the Company recorded pretax tender offer costs of $6,255 (see Note 13).