Form 10-Q
period 2002-03-31
MEDQUIST INC
filed 2002-05-14
CIK 884497

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                -----------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

For the quarterly period                                Commission file number
ended March 31, 2002                                    0-19941


                                  MedQuist Inc.
                        -------------------------------
             (Exact name of registrant as specified in its charter)


             New Jersey                                  22-2531298
     -------------------------                       -----------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification no.)


               Five Greentree Centre, Suite 311, Marlton, NJ 08053
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (856) 810-8000
                      ------------------------------------
              (Registrant's telephone number, including area code)


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_            No___

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 36,978,795 shares of common stock, no par value, as of May 9, 2002.

                                  MedQuist Inc.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                PAGE NO.
-------  ---------------------                                                                --------
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at March 31, 2002 (Unaudited) and                              1
         December 31, 2001

         Consolidated Statements of Income for the Three Months Ended March 31, 2002                2
         and 2001 (Unaudited)

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002            3
         and 2001 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)                           4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                 11

         Special Note Concerning Forward Looking Statements                                        11

PART II. OTHER INFORMATION
-------- -----------------
Item 1.  Legal Proceedings                                                                         12

Item 2.  Changes in Securities and Use of Proceeds                                                 12

Item 3.  Defaults upon Senior Securities                                                           12

Item 4.  Submission of Matters to a Vote of Security Holders                                       12

Item 5.  Other Information                                                                         12

Item 6.  Exhibits and Reports on Form 8-K                                                          12

SIGNATURE                                                                                          13
---------


                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               March 31,       December 31,
                                                                                  2002             2001
                                                                               ---------       ------------
                                                                              (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                                    $100,767          $ 86,334
   Accounts receivable, net of allowance of $5,157 and
      $5,148                                                                      79,587            78,429
   Prepaid expenses and other current assets                                       8,101             7,892
                                                                                --------          --------
       Total current assets                                                      188,455           172,655

Property and equipment - net                                                      33,914            34,167

Deferred income taxes                                                             20,089            20,197

Other assets                                                                       7,338             9,215

Intangible assets - net                                                          171,130           167,803
                                                                                --------          --------

                                                                                $420,926          $404,037
                                                                                ========          ========

Liabilities and Shareholders' Equity

Current Liabilities:
   Current portion of long-term debt                                              $1,048            $1,067
   Accounts payable                                                                5,477             4,562
   Accrued expenses                                                               36,940            31,323
                                                                                --------          --------
       Total current liabilities                                                  43,465            36,952
                                                                                --------          --------

Long-term debt                                                                        82             1,088
                                                                                --------          --------

Other liabilities                                                                  1,458             1,187
                                                                                --------          --------

Shareholders' equity:
   Common stock, no par value, 60,000 shares authorized,
        36,951 and 36,889 issued and outstanding                                 226,646           225,503
   Retained earnings                                                             149,327           139,284
   Deferred compensation                                                             (23)              (31)
   Accumulated other comprehensive income (loss)                                     (29)               54
                                                                                --------          --------
       Total shareholders' equity                                                375,921           364,810
                                                                                --------          --------
                                                                                $420,926          $404,037
                                                                                ========          ========




          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                             2002               2001
                                                                             ----               ----

Revenue                                                                    $113,974            $95,099
                                                                           --------            -------

Costs and expenses:
   Cost of revenue, excluding depreciation                                   85,010             70,367
   Selling, general and administrative                                        3,700              3,095
   Depreciation                                                               4,234              3,768
   Amortization of intangible assets                                          1,701              1,952
   Restructuring (credits)                                                       --               (600)
   Other (income)                                                                --             (3,000)
                                                                           --------            -------
      Total costs and expenses                                               94,645             75,582
                                                                           --------            -------
Operating income                                                             19,329             19,517
Other income:
   Equity in losses of investee                                                (184)                --
   Interest income, net                                                         313              1,405
                                                                           --------            -------
Income before income taxes                                                   19,458             20,922
Income taxes                                                                  7,492              8,055
                                                                           --------            -------
Net income                                                                 $ 11,966            $12,867
                                                                           ========            =======

Basic net income per common share                                          $   0.32            $  0.35
                                                                           ========            =======

Diluted net income per common share                                        $   0.32            $  0.34
                                                                           ========            =======





          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                     2002       2001
                                                                                     ----       ----
Operating activities:
   Net income                                                                      $ 11,966   $ 12,867
   Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
   Depreciation and amortization                                                      5,935      5,720
   Equity in losses of investee                                                         184         --
   Pension contributions payable in Common Stock                                        280        225
   Amortization of deferred compensation                                                  8         24
   Tax benefit for exercise of employee stock options                                   191         25
   Changes in assets and liabilities, excluding effects of acquisitions
       Accounts receivable, net                                                      (1,051)     2,143
       Prepaid expenses and other current assets                                       (208)     5,658
       Other assets                                                                    (121)      (361)
       Accounts payable                                                                 905        469
       Accrued expenses                                                               4,553      1,730
       Other liabilities                                                                271        346
                                                                                         --         --
Net cash provided by operating activities                                            22,913     28,846
                                                                                   --------   --------

Investing activities:
   Purchases of property and equipment                                               (3,861)    (3,173)
   Investment in A-Life Medical, Inc.                                                  (109)        --
   Acquisitions, net of cash acquired                                                (4,089)   (11,452)
                                                                                   --------   --------
Net cash used in investing activities                                                (8,059)   (14,625)
                                                                                   --------   --------

Financing activities:
   Repayments of long-term debt                                                      (1,097)       (18)
   Proceeds from the exercise of common stock options                                   527         67
   Proceeds from issuance of Common Stock                                               232        262
                                                                                   --------   --------
Net cash provided by (used in) financing activities                                    (338)       311
                                                                                   --------   --------

Effect of exchange rate changes                                                         (83)        --
                                                                                   --------   --------

Net increase in cash and cash equivalents                                            14,433     14,532

Cash and cash equivalents, beginning of period                                       86,334     97,365
                                                                                   --------   --------

Cash and cash equivalents,  end of period                                          $100,767   $111,897
                                                                                   ========   ========

Supplemental disclosure of cash flow information:
   Cash paid during period for:
       Interest                                                                      $  133     $   10
                                                                                     ======     ======
       Income taxes                                                                  $1,077     $  115
                                                                                     ======     ======




          See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
          (Unaudited - amounts in thousands, except per share amounts)


Note 1.  Business and Basis of Presentation
-------------------------------------------

         MedQuist Inc. is the leading national provider of medical transcription services to the healthcare industry in the United States. We entered this business in May 1994 through the acquisition of a medical transcription services company. Since this date we have completed an additional 46 acquisitions and have integrated the acquired business into our operations.

         MedQuist Inc. is a majority owned subsidiary of Koninklijke Philips Electronics N.V. (Philips).

         The information set forth in these statements is unaudited. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended March 31, 2002 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

Note 2.  Acquisitions
---------------------

         During 2001, we completed seven acquisitions accounted for using the purchase method. Pro forma information is not presented as the acquisitions were not material to the Company.

         During the three months ended March 31, 2002, we completed two acquisitions accounted for using the purchase method. Pro forma information is not presented as the acquisitions were not material to the Company.

Note 3.  Restructuring Charges
------------------------------

         In December 2001, we approved a restructuring plan associated with the roll out of our new transcription platform. The plan includes the closure of several operating facilities in order to improve operating efficiencies. Costs associated with the plan of approximately $1,468 were recognized in 2001 in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The components of the restructuring charge and associated activity is as follows:

                                        Non-Cancelable
                                            Leases        Severance     Total
                                        --------------    ---------     ------

2001 Restructuring Charge                    $1,343         $125        $1,468
Payments against Restructuring accrual:

     2002                                      (106)         (24)         (130)
                                             ------         ----        ------

Accrual at March 31, 2002                    $1,237         $101        $1,338
                                             ======         ====        ======

         In November 2001, we completed the purchase of a medical transcription company. In connection with this acquisition, we established a restructure reserve of $1,790. The components of the restructuring charge and associated activity is as follows:

                                        Non-Cancelable
                                            Leases        Severance     Total
                                        --------------    ---------     ------

2001 Restructuring Charge                    $1,599          $191       $1,790

Payments against Restructuring accrual:
         2001                                   (85)           --          (85)
         2002                                  (115)         (156)        (271)
                                             ------          ----       ------

Accrual balance at March 31, 2002            $1,399          $ 35       $1,434
                                             ======          ====       ======

         In December 1998, the Company's board of directors approved management's restructuring plan associated with the MRC merger. The components of the restructuring charge and associated activity is as follows:


                                                                                 Non-Cancelable
                                        Non-Cancelable                            Contracts and
                                            Leases             Severance         Other Exit Costs          Total
                                        --------------         ---------         ----------------          -----
1998 Restructuring Charge                   $3,835               $1,618               $1,086               $6,539
Payments against Restructuring accrual:

                1998                            --                 (567)                (410)                (977)
                1999                          (437)                (723)                 (17)              (1,177)
                2000                          (556)                 (20)                  --                 (576)
                2001                          (164)                  --                   --                 (164)
                2002                           (18)                  --                   --                  (18)

Revision to estimate recorded in 1999       (1,492)                (182)                (659)              (2,333)
Revision to estimate recorded in 2000         (471)                  --                   --                 (471)
Revision to estimate recorded in 2001          (44)                (126)                  --                 (170)
                                            ------               ------               ------               ------

Accrual balance at March 31, 2002           $  653               $   --               $   --               $  653
                                            ======               ======               ======               ======


         In 1997, MRC approved a separate management plan to close and/or merge several redundant customer service centers in order to further reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to non-cancelable leases, the disposition of fixed assets and employee severance costs. During 2001, we revised our accrual estimates and $430 of the restructure accruals were reversed in connection with the revision. At December 31, 2001, the accrual had been fully utilized.

Note 4.  Business Combinations and Intangibles
----------------------------------------------

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS No. 142 effective January 1, 2002.

         The carrying amount of acquired intangible assets as of March 31, 2002 are as follows:

                                    Gross Carrying    Accumulated      Net Book
                           Life         Amount        Amortization       Value
                           ----     --------------   ------------      --------

Goodwill                    NA          $129,285         $14,542        $114,743
Customer Lists           10-20 years      60,498          10,541          49,957
Noncompete Agreements    1.5-4 years      10,944           7,158           3,786
Other                    3-5 years         7,704           5,060           2,644
                                        --------         -------        --------
                                        $208,431         $37,301        $171,130
                                        ========         =======        ========

         Reported net income for the three months ended March 31, 2002 and March 31, 2001 exclusive of amortization expense related to goodwill is as follows:


                                                      Three Months Ended
                                                            March 31,
                                                      --------------------
                                                      2002             2001
                                                      ----             ----

Net income, as reported                              $11,966         $12,867

Add back:
   Goodwill amortization, net of tax                     --              453
                                                     -------         -------
Adjusted net income                                  $11,966         $13,320
                                                     =======         =======

Basic net income per common share:
   Basic net income per share, as reported           $  0.32         $  0.35
   Impact of goodwill amortization                        --            0.01
                                                     -------         -------
   Adjusted basic net income per share               $  0.32         $  0.36
                                                     =======         =======

Diluted net income per common share:
   Diluted net income per share, as reported         $  0.32         $  0.34
   Impact of goodwill amortization                        --            0.02
                                                     -------         -------
   Adjusted diluted net income per share             $  0.32         $  0.36
                                                     =======         =======


         Pursuant to SFAS No. 142, we will test goodwill for impairment in the second quarter of 2002 and we currently do not expect that the impairment test will result in any impairment charge.

Note 5.  Investment in A-Life Medical, Inc.
-------------------------------------------

         In January 2002, we increased our ownership in A-Life Medical, Inc. (A-Life) to 28.1 percent of the outstanding voting shares of A-Life. As such, effective January 2002 we began accounting for the investment under the equity method of accounting. In accordance with Accounting Principles Board Opinions
(APB) No. 18, we adjusted the carrying amount of our investment in A-Life to reflect our percentage ownership in the losses incurred by A-Life during the period we maintained the cost basis investment. As such, in the first quarter of 2002 we reduced our investment by $1.9 million with a corresponding offset to retained earnings. In addition, because A-Life had negative book value at the time of our change to the equity basis of accounting, the entire remaining adjusted investment was allocated to intangible assets, of which $1 million was allocated to acquired software with the balance of $3.9 million allocated to goodwill. The acquired software is being amortized over three years.

Note 6.  Net Income Per Common Share
------------------------------------

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

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

                                                           Three Months Ended March 31,
                                   -------------------------------------------------------------------------------
                                                2002                                          2001
                                   -----------------------------------         -----------------------------------
                                     Net                    Per Share             Net                   Per Share
                                   Income      Shares        Amount              Income      Shares       Amount
                                   ------      ------       ---------            ------      ------     ----------

Basic                             $11,966      36,932         $0.32             $12,867      36,803       $0.35

Effect of dilutive securities          --       1,026                                --         717
                                  -------      ------                           -------      ------

Diluted                           $11,966      37,958         $0.32             $12,867      37,520       $0.34
                                  =======      ======         =====             =======      ======       =====



         Options to purchase 3,206 and 2,683 shares of Common Stock were outstanding at March 31, 2002 and March 31, 2001, respectively, but were not included in the computation of diluted net income, per share, because the exercise prices of the options were greater than the average market prices of the Common Stock during the periods.

Note 7.  Related Party Transactions
-----------------------------------

         MedQuist paid Philips $538 during the three months ended March 31, 2001, related to a licensing agreement entered into to provide for the integration and use of certain Philips speech recognition technology into our business. This agreement was amended in January 2002, which required a $150 up front payment in addition to a fee based on a per payroll line basis. To date, the $150 has been paid and there have been no fees incurred on a payroll line basis. The agreement expires on May 22, 2005.

         In addition to the revision to the license agreement, MedQuist entered into a consulting agreement with Philips. This agreement calls for Philips to aid MedQuist with the integration of its speech and transcription technologies. Under this agreement, MedQuist has incurred fees of $35 for the three months ended March 31, 2002.

         In the fourth quarter of 2000, the Company began participating in a deposit facility established by Philips which allowed investments up to $150 million to earn interest at LIBOR less 0.125 percent, for periods up to 365 days. The Company withdrew all funds invested in this related-party deposit facility in the second quarter of 2001 and, at December 31, 2001, the Company had no such investment. The facility terminated in February 2002. Interest income earned on cash deposited with Philips was $403 for the year ended December 31, 2001, of which $87 was earned in the three months ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

         We are the leading national provider of medical transcription services. Substantially all of our revenue to date has been derived from providing medical transcription services, which we recognize when we render services and deliver reports. These services are based primarily on contracted rates. We also derive revenue from services other than traditional transcription services, such as coding revenue, interfacing fees, equipment rentals, equipment sales, referral fees and commissions from strategic partners. Revenues from other sources are recognized when earned.

         Cost of revenue consists of all direct costs associated with providing services, including payroll, telecommunications, technology development, repairs and maintenance, rent and other direct costs. However, cost of revenue does not include depreciation. Most of our cost of revenue is variable in nature, but includes certain fixed components. Selling, general and administrative expenses include costs associated with our senior executive management, marketing, accounting, legal and other administrative functions. Selling, general and administrative expenses are mostly fixed in nature, but include certain variable components.

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial data in the Company's Unaudited Consolidated Statements of Income as a percentage of net revenue:

                                                        Three Months Ended
                                                              March 31,
                                                      2002              2001
                                                      ----              ----
Revenue                                               100.0%           100.0%
Costs and expenses:
   Cost of revenue, excluding depreciation             74.6             74.0
   Selling, general and administrative                  3.2              3.3
   Depreciation                                         3.7              4.0
   Amortization of intangible assets                    1.5              2.0
   Restructuring charges                                 --             (0.6)
   Lawsuit settlement                                    --             (3.2)
                                                      -----            -----
Operating income                                       17.0             20.5
Equity in losses of investee                           (0.2)              --
Interest income, net                                    0.3              1.5
                                                      -----            -----
Income before income taxes                             17.1             22.0
Income taxes                                            6.6              8.5
                                                      -----            -----
Net income                                             10.5%            13.5%
                                                      =====            =====

Three Months Ended March 31, 2002
---------------------------------

Revenue. Revenue increased 19.8% from $95.1 million for the three months ended March 31, 2001 to $114.0 million for the comparable 2002 period. The increase resulted from additional sales to existing customers, sales to new customers and additional revenue from acquisitions.

Cost of Revenue excluding depreciation. Cost of revenue increased 20.8% from $70.4 million for the three months ended March 31, 2001 to $85.0 million for the comparable 2002 period. As a percentage of revenue, cost of revenue increased from 74.0% for the three months ended March 31, 2001 to 74.6% for the comparable 2002 period. The increase primarily resulted from increased transcription expense as a percentage of revenue largely associated with the acquisition of L&H transcription services in November 2001, and costs associated with ongoing development of our new transcription platform.

Selling, general and administrative. Selling, general and administrative expenses increased 19.5% from $3.1 million for the three months ended March 31, 2001 to $3.7 million for the comparable 2002 period. As a percentage of revenues, selling, general and administrative expenses decreased from 3.3% for the three months ended March 31, 2001 to 3.2% for the comparable 2002 period.

Depreciation. Depreciation expense increased 12.4% from $3.8 million for the three months ended March 31, 2001 to $4.2 million for the comparable 2002 period. As a percentage of revenues, depreciation decreased from 4.0% for the three months ended March 31, 2001 to 3.7% for the comparable period in 2002. The increase in expense was due to increased capital purchases to support the increased revenue base. As a percentage of revenue, depreciation decreased as a result of our ability to reduce certain voice capture component expenditures through our purchase of DVI early in 2001.

Amortization of intangible assets. Amortization of intangible assets decreased from $2.0 million for the three months ended March 31, 2001 to $1.7 million for the comparable 2002 period. The decrease is attributable to the elimination of goodwill in accordance with SFAS 142 reflecting $736,000 reduction of amortization partially offset by $485,000 of amortization of other intangibles associated with the Company's acquisitions in 2001 and 2002, which were accounted for using the purchase method.

Equity in losses of investee. As a result of our increased ownership in A-Life to 28.1% of the outstanding voting shares of A-Life, we are required by APB No. 18 to reflect the investment under the equity method of accounting. As a result, for the three months ended March 31, 2002, we recognized a loss in this investment of $184,000. This loss was the result of amortization of $83,000 related to $1 million of the investment being allocated to acquired software and $101,000 related to our 28.1% share of A-Life's operating loss.

Interest income, net. We had net interest income of $1.4 million for the three months ended March 31, 2001 and net interest income of $313,000 for the comparable 2002 period. The decrease is due to decreased rates of return on liquid investments, partially offset by a greater amount of cash available for investment.

Income taxes. Income taxes decreased from $8.1 million or 38.5% of income before income taxes to $7.5 million or 38.5% of income before income taxes. The decrease in income taxes resulted primarily from decreased pre-tax earnings resulting from certain one-time earnings in the three months ended March 31, 2001.

Liquidity and Capital Resources
-------------------------------

         At March 31, 2002, we had working capital of $145.0 million, including $100.8 million of cash and cash equivalents. During the three months ended March 31, 2002, our operating activities provided cash of $22.9 million and during the three months ended March 31, 2001 our operating activities provided cash of $28.8 million. The decrease is primarily due to reduced net income, resulting from certain one time income during the three months ended March 31, 2001 and increases in accounts receivable and other prepaid expenses and other current assets.

         During the three months ended March 31, 2002, we used cash in investing activities of $8.1 million, consisting of $3.9 million of capital expenditures and $4.1 million for acquisitions accounted for under the purchase method and $109,000 additional investment in A-Life. During the three months ended March 31, 2001, we used cash for investing activities of $14.6 million, consisting of $3.2 million of capital expenditures and $11.5 million for acquisitions accounted for under the purchase method.

         During the three months ended March 31, 2002, net cash used in financing activities was $338,000. During the three months ended March 31, 2002, cash provided by financing activities was $311,000.

         We believe that our cash and cash equivalents generated from operations and our borrowing capacity will be sufficient to meet our current working capital and capital expenditure requirements.

New Accounting Pronouncement
----------------------------

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective for fiscal years beginning after June 15, 2002). SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and retirement of assets. We currently do not expect that the adoption of SFAS No. 143 will have a significant impact on our consolidated financial position and results of operations.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets", and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". We are required to adopt SFAS No. 144 for the fiscal year ending December 31, 2002. We do not believe that the adoption of SFAS No. 144 will have a material impact on our consolidated financial condition or results of operations.

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

         The following table provides information about our investment portfolio at March 31, 2002. For investment securities, the table presents principal amounts and related weighted average interest rates (dollars in thousands).

Cash and cash equivalents                     $100,767
  Average interest rate                           1.5%


Special Note Concerning Forward Looking Statements
--------------------------------------------------

         Some of the information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We also have referred you to this note in other written or oral disclosures we have made. These statements include forward-looking language such as "will likely result," "may," "are expected to," "is anticipated," "estimated," "projected," "intends to," "consensus earnings estimates," or other similar words. Our actual results are likely to differ, and could differ materially, from the results expressed in, or implied by, these forward-looking statements. There are many factors that could cause these forward-looking statements to be incorrect, including but not limited to the following risks: risks associated with (1) our ability to recruit and retain qualified transcriptionists; (2) inability to complete and assimilate acquisitions of businesses; (3) dependence on our senior management team; (4) the impact of new services or products on the demand for our services; (5) our dependence on medical transcription for substantially all of our business; (6) our ability to expand our customer base; (7) our ability to maintain our current growth rate in revenue and earnings; (8) the volatility of our stock price; (9) our ability to compete with others; (10) changes in law, including without limitation, the impact of the Health Information Portability and Accountability Act ("HIPAA"); (11) infringement on the proprietary rights of others; (12) our failure to comply with confidentiality requirements; and (13) risks inherent in diversifying into other businesses, such as from the acquisitions of DVI (digital dictation equipment), Speech Machines (ASP transcription platform and business) and entering into the medical record coding reimbursement business. When considering these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report, and should recognize that those forward-looking statements speak only as of the date made. MedQuist does not undertake any obligation to update any forward-looking statement included in this Form 10-Q or elsewhere. Other risk factors and cautionary statements are set forth in our other filings with the SEC, and you are encouraged to read those.

Part II Other Information
-------------------------

Item 1. -     Legal Proceedings                                         - None

Item 2. -     Changes in Securities and Use of Proceeds                 - None

Item 3. -     Defaults upon Senior Securities                           - None

Item 4. -     Submission of Matters to a Vote of Security Holders       - None

Item 5. -     Other Information

Item 6. -     Exhibits and Reports on Form 8-K

              a)  Exhibits:                                             - None
              b) The Company filed the following Reports on Form 8-K during the quarter for which this report is filed.

                      File Date                    Item Reported
                      ---------                    --------------

                  February 6, 2002       Regulation FD Disclosure in connection
                                         with earnings release and conference
                                         call

                  April 25, 2002         Regulation FD Disclosure in connection
                                         with earnings release and conference
                                         call

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MedQuist Inc.
                                         Registrant

Date:  May 14, 2002                      By:  /s/Brian J. Kearns
                                              ----------------------------------
                                              Brian J. Kearns
                                              Chief Financial Officer