Form 10-Q
period 2002-06-30
MEDQUIST INC
filed 2002-08-14
CIK 884497

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   Form 10-Q

                              --------------------
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                              --------------------

For the quarterly period ended                      Commission file number
------------------------------                      ----------------------
       June 30, 2002                                        0-19941



                                 MedQuist Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          New Jersey                                          22-2531298
-------------------------------                           -------------------
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

Yes |X|    No |_|

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 37,040,928 shares of common stock, no par value, as of August 9, 2002.

                         MEDQUIST INC. AND SUBSIDIARIES


                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.              FINANCIAL INFORMATION                                                                                 PAGE NO.
-------              ---------------------                                                                                 --------

Item 1.              Consolidated Financial Statements
                     Consolidated Balance Sheets at June 30, 2002 (Unaudited) and December 31, 2001                               1
                     Consolidated Statements of Income for the Six Months Ended June 30, 2002 and 2001 (Unaudited)                2
                     Consolidated Statements of Income for the Three Months Ended June 30, 2002 and 2001 (Unaudited)              3
                     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (Unaudited)            4
                     Notes to Consolidated Financial Statements (Unaudited)                                                       5
Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations                       11
Item 3.              Quantitative and Qualitative Disclosure About Market Risk                                                   15
                     Special Note Concerning Forward Looking Statements                                                          16

PART II.             OTHER INFORMATION
--------             -----------------

Item 1.              Legal Proceedings                                                                                           17
Item 2.              Changes in Securities and Use of Proceeds                                                                   17
Item 3.              Defaults upon Senior Securities                                                                             17
Item 4.              Submission of Matters to a Vote of Security Holders                                                         17
Item 5.              Other Information                                                                                           17
Item 6.              Exhibits and Reports on Form 8-K                                                                            17

SIGNATURE                                                                                                                        19
---------

                         MEDQUIST INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                       June 30,     December 31,
                                                         2002           2001
                                                      -----------   ------------
                                                      (Unaudited)     (Note 5)
Assets
Current assets:
 Cash and cash equivalents                             $107,448       $ 86,334
 Accounts receivable, net of allowance of $5,109
  and $5,148                                             77,243         78,429
 Deferred income taxes                                    6,178          6,178
 Prepaid expenses and other current assets                2,726          1,714
                                                       --------       --------
   Total current assets                                 193,595        172,655
Property and equipment, net                              34,103         34,167
Deferred income taxes                                    15,577         20,197
Other assets                                              7,844          7,292
Goodwill                                                119,723        110,584
Other intangible assets, net                             55,537         57,219
                                                       --------       --------
                                                       $426,379       $402,114
                                                       ========       ========
Liabilities and Shareholders' Equity
Current liabilities:
 Current portion of long-term debt                     $  1,039       $  1,067
 Accounts payable                                         7,624          4,562
 Accrued expenses                                        26,801         31,323
                                                       --------       --------
   Total current liabilities                             35,464         36,952
                                                       --------       --------
Long-term debt                                               57          1,088
                                                       --------       --------
Other liabilities                                         1,406          1,187
                                                       --------       --------
Commitments and contingencies
Shareholders' equity:
 Common stock, no par value, 60,000 shares
  authorized, 37,001 and 36,889
  issued and outstanding                                227,609        225,503
 Retained earnings                                      161,665        137,361
 Deferred compensation                                      (17)           (31)
 Accumulated other comprehensive income                     195             54
                                                       --------       --------
   Total shareholders' equity                           389,452        362,887
                                                       --------       --------
                                                       $426,379       $402,114
                                                       ========       ========




          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)



                                                             Six Months Ended
                                                                 June 30,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
                                                                       (Note 5)
Revenue                                                     $227,605   $193,077
Costs and expenses:
 Cost of revenue, excluding depreciation                     169,264    142,676
 Selling, general and administrative                           7,183      6,279
 Depreciation                                                  8,583      7,887
 Amortization of intangible assets                             3,314      4,281
 Restructuring (credits)                                          --       (600)
 Other (income)                                                   --     (3,000)
                                                            --------   --------
   Total costs and expenses                                  188,344    157,523
                                                            --------   --------
Operating income                                              39,261     35,554
Equity in losses of investee                                    (431)      (568)
Interest income, net                                             689      2,665
                                                            --------   --------
Income before income taxes                                    39,519     37,651
Income taxes                                                  15,215     14,714
                                                            --------   --------
Net income                                                  $ 24,304   $ 22,937
                                                            ========   ========
Basic net income per common share                           $   0.66   $   0.62
                                                            ========   ========
Diluted net income per common share                         $   0.64   $   0.61
                                                            ========   ========




          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)



                                                            Three Months Ended
                                                                 June 30,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
                                                                       (Note 5)
Revenue                                                     $113,631    $97,978
                                                            --------    -------
Costs and expenses:
 Cost of revenue, excluding depreciation                      84,254     72,309
 Selling, general and administrative                           3,483      3,184
 Depreciation                                                  4,349      4,119
 Amortization of intangible assets                             1,613      2,329
                                                            --------    -------
   Total costs and expenses                                   93,699     81,941
                                                            --------    -------
Operating income                                              19,932     16,037
Equity in losses of investee                                    (247)      (274)
Interest income, net                                             376      1,260
                                                            --------    -------
Income before income taxes                                    20,061     17,023
Income taxes                                                   7,723      6,659
                                                            --------    -------
Net income                                                  $ 12,338    $10,364
                                                            ========    =======
Basic net income per common share                           $   0.33    $  0.28
                                                            ========    =======
Diluted net income per common share                         $   0.33    $  0.27
                                                            ========    =======




          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)



                                                             Six Months Ended
                                                                 June 30,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
                                                                       (Note 5)
Operating activities:
 Net income                                                 $ 24,304   $ 22,937
 Adjustments to reconcile net income to net cash
 provided by operating activities, net of business
 acquisitions:
 Depreciation and amortization                                11,897     12,168
 Equity in losses of investee                                    431        568
 Pension contributions payable in Common Stock                   277        446
 Amortization of deferred compensation                            14         48
 Tax benefit for exercise of employee stock options              450        136
 Changes in assets and liabilities, excluding effects of
   acquisitions
   Accounts receivable, net                                    1,597      3,771
   Prepaid expenses and other current assets                    (989)     4,011
   Other assets                                                  (87)      (445)
   Accounts payable                                            2,997     (1,124)
   Accrued expenses                                           (3,299)    (1,166)
   Other liabilities                                             219        420
                                                            --------   --------
Net cash provided by operating activities                     37,811     41,770
                                                            --------   --------
Investing activities:
 Purchases of property and equipment                          (8,193)    (5,889)
 Investment in A-Life Medical, Inc.                             (892)        --
 Acquisitions, net of cash acquired                           (7,742)   (21,334)
                                                            --------   --------
Net cash used in investing activities                        (16,827)   (27,223)
                                                            --------   --------
Financing activities:
 Repayments of long-term debt                                 (1,131)       (43)
 Proceeds from the exercise of common stock options              232        262
 Proceeds from issuance of Common Stock                        1,047        248
                                                            --------   --------
Net cash provided by financing activities                        148        467
                                                            --------   --------
Effect of exchange rate changes                                  (18)        --
                                                            --------   --------
Net increase in cash and cash equivalents                     21,114     15,014
Cash and cash equivalents, beginning of period                86,334     97,365
                                                            --------   --------
Cash and cash equivalents, end of period                    $107,448   $112,379
                                                            ========   ========
Supplemental disclosure of cash flow information:
 Cash paid during period for:
   Interest expense                                         $    140   $     25
                                                            ========   ========
   Income taxes                                             $ 14,213   $ 11,006
                                                            ========   ========




          See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
          (Unaudited - amounts in thousands, except per share amounts)


Note 1. Business and Basis of Presentation
------------------------------------------

     MedQuist Inc. is the leading national provider of medical transcription services to the healthcare industry in the United States. We entered this business in May 1994 through the acquisition of a medical transcription services company. Since this date we have completed an additional 47 acquisitions and have integrated the acquired business into our operations.

     MedQuist Inc. is a majority owned subsidiary of Koninklijke Philips Electronics N.V. (Philips).

     The information set forth in these statements is unaudited. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended June 30, 2002 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

Note 2. Acquisitions
--------------------

     During 2001, we completed seven acquisitions accounted for using the purchase method. Pro forma information is not presented, as the acquisitions were not material to the Company.

     During the six months ended June 30, 2002, we completed three acquisitions accounted for using the purchase method. A summary of the allocation of the purchase price to net assets acquired is as follows:


Accounts receivable                                     $  411
Prepaid and other                                           23
Property and equipment                                     327
Deposits                                                     5
Goodwill                                                 5,630
Other intangible assets                                  1,632
Accounts payable                                           (66)
Accrued expenses                                          (148)
Debt                                                       (72)
                                                        ------
Cash paid for acquisition including transaction
  costs                                                 $7,742
                                                        ======


     In the six months ended June 30, 2002, we adjusted goodwill and deferred income taxes by $3,509 relating to accounting for certain previously completed stock acquisitions.

     Pro forma information is not presented as the acquisitions were not material to the Company.

     On July 1, 2002, we completed the purchase of Lanier Healthcare, LLC for approximately $38.0 million in cash. The acquired company is a leading provider of digital dictation systems and services to the acute care hospital market.


Note 3. Restructuring Charges
-----------------------------

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


                                                                                               Non-Cancelable
                                                                                                   Leases        Severance    Total
                                                                                               --------------    ---------   ------
2001 Restructuring charge                                                                          $1,343          $125      $1,468
Payments against restructuring accrual in 2002                                                       (288)          (36)       (324)
                                                                                                   ------          ----      ------
Accrual at June 30, 2002                                                                           $1,055          $ 89      $1,144
                                                                                                   ======          ====      ======


     In November 2001, we completed the purchase of a medical transcription company. In connection with this acquisition, we established a restructure reserve of $1,790. The components of the restructuring charge and associated activity is as follows:


                                                                                               Non-Cancelable
                                                                                                   Leases        Severance    Total
                                                                                               --------------    ---------   ------
2001 Restructuring charge                                                                          $1,599          $ 191     $1,790
Payments against restructuring accrual:
 2001                                                                                                 (85)            --        (85)
 2002                                                                                                (314)          (181)      (495)
                                                                                                   ------          -----     ------
Accrual at June 30, 2002                                                                           $1,200          $  10     $1,210
                                                                                                   ======          =====     ======


     In December 1998, the Company's board of directors approved management's restructuring plan associated with another entity. The components of the restructuring charge and associated activity is as follows:


                                                                                                          Non-Cancelable
                                                                          Non-Cancelable                  Contracts and
                                                                              Leases        Severance    Other Exit Costs    Total
                                                                          --------------    ---------    ----------------   -------
1998 Restructuring Charge                                                     $ 3,835         $1,618          $1,086        $ 6,539
Payments against Restructuring accrual:
 1998                                                                              --           (567)           (410)          (977)
 1999                                                                            (437)          (723)            (17)        (1,177)
 2000                                                                            (556)           (20)             --           (576)
 2001                                                                            (164)            --              --           (164)
 2002                                                                            (114)            --              --           (114)
Revision to estimate recorded in 1999                                          (1,492)          (182)           (659)        (2,333)
Revision to estimate recorded in 2000                                            (471)            --              --           (471)
Revision to estimate recorded in 2001                                             (44)          (126)             --           (170)
                                                                              -------         ------          ------        -------
Accrual at June 30, 2002                                                      $   557         $   --          $   --        $   557
                                                                              =======         ======          ======        =======

    In 1997, an acquired entity had approved a separate management plan to close and/or merge several redundant customer service centers in order to further reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to non-cancelable leases, the disposition of fixed assets and employee severance costs. During 2001, we revised our accrual estimates and $430 of the restructure accruals were reversed in connection with the revision. At December 31, 2001, the accrual had been fully utilized.

Note 4. Business Combinations and Intangibles
---------------------------------------------

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

    The carrying amount of acquired intangible assets as of June 30, 2002 is as follows:


                                                                                          Gross Carrying    Accumulated    Net Book
                                                                               Life           Amount        Amortization     Value
                                                                           -----------    --------------    ------------   --------
Goodwill                                                                            NA       $134,265         $14,542      $119,723
Customer Lists                                                             10-20 years         60,969          11,332        49,637
Noncompete Agreements                                                      1.5-5 years         11,168           7,577         3,591
Other                                                                        3-5 years          7,772           5,463         2,309
                                                                                             --------         -------      --------
                                                                                             $214,174         $38,914      $175,260
                                                                                             ========         =======      ========


    Reported net income for the six and three months ended June 30, 2002 and June 30, 2001 exclusive of amortization expense related to goodwill is as follows:


                                                                                                                    Three Months
                                                                                             Six Months Ended           Ended
                                                                                                 June 30,             June 30,
                                                                                             -----------------    -----------------
                                                                                              2002       2001      2002       2001
                                                                                            -------    -------    -------   -------
Net income, as reported                                                                     $24,304    $22,937    $12,338   $10,364
Add back:
 Goodwill amortization, net of tax                                                               --        998         --       545
                                                                                            -------    -------    -------   -------
Adjusted net income                                                                         $24,304    $23,935    $12,338   $10,909
                                                                                            =======    =======    =======   =======
Basic net income per common share:
 Basic net income per share, as reported                                                    $  0.66    $  0.62    $  0.33   $  0.28
 Impact of goodwill amortization                                                                 --       0.03         --      0.01
                                                                                            -------    -------    -------   -------
 Adjusted basic net income per share                                                        $  0.66    $  0.65    $  0.33   $  0.29
                                                                                            =======    =======    =======   =======
Diluted net income per common share:
 Diluted net income per share, as reported                                                  $  0.64    $  0.61    $  0.33   $  0.27
 Impact of goodwill amortization                                                                 --       0.03         --      0.02
                                                                                            -------    -------    -------   -------
 Adjusted diluted net income per share                                                      $  0.64    $  0.64    $  0.33   $  0.29
                                                                                            =======    =======    =======   =======

    Pursuant to SFAS No. 142, we tested goodwill for impairment in the second quarter of 2002 and we have determined there has not been any impairment.

Note 5. Investment in A-Life Medical, Inc.
------------------------------------------

    In January 2002, we increased our ownership in A-Life Medical, Inc. (A-Life) to 28.1 percent of the outstanding voting shares of A-Life. As such, effective January 2002 we began accounting for the investment under the equity method of accounting. In accordance with Accounting Principles Board Opinion
(APB) No. 18, the prior year financial statements have been retroactively adjusted. The previously reported net income for the three and six months ended June 30, 2001 has been decreased by $274 and $568, respectively, to reflect the equity in losses of A-Life during these periods. The impact of the retroactive adjustments is to decrease previously reported diluted net income per common share by $0.01 for both the three and six month periods ended June 30, 2001. The carrying amount of our investment in A-Life has also been adjusted to reflect our percentage ownership in the losses incurred by A-Life during the period we maintained the cost basis investment. Accordingly, we reduced our investment by $1,923 with a corresponding offset to retained earnings. In addition, because A-Life had negative book value at the time of our change to the equity basis of accounting, the entire remaining adjusted investment was allocated to intangible assets, of which $1 million was allocated to acquired software. The acquired software is being amortized over three years. The remaining amount was recorded as goodwill, which was $4.2 million as of June 30, 2002.

    On June 28, 2002, we further increased our ownership in A-Life to 31.6%.

Note 6. Net Income Per Common Share
-----------------------------------

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

    The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:


                                                                                        Six Months Ended June 30,
                                                                      -------------------------------------------------------------
                                                                                  2002                             2001
                                                                     -----------------------------    -----------------------------
                                                                       Net               Per Share      Net               Per Share
                                                                      Income    Shares     Amount      Income    Shares     Amount
                                                                     -------    ------   ---------    -------    ------   ---------
Basic                                                                $24,304    36,955     $0.66      $22,937    36,811     $0.62
Effect of dilutive securities                                             --       999                     --       811
                                                                     -------    ------                -------    ------
Diluted                                                              $24,304    37,954     $0.64      $22,937    37,622     $0.61
                                                                     =======    ======     =====      =======    ======     =====

    For the six months ended June 30, 2002 and 2001, options to acquire 3,207 and 2,653 shares of Common Stock, respectively, were outstanding, but were not included in the computation of diluted net income per share. These shares were not included in the computation because the exercise prices of the options were greater than the average market prices for Common Stock during the periods.


                                                                                       Three Months Ended June 30,
                                                                      -------------------------------------------------------------
                                                                                  2002                             2001
                                                                     -----------------------------    -----------------------------
                                                                       Net               Per Share      Net               Per Share
                                                                      Income    Shares     Amount      Income    Shares     Amount
                                                                     -------    ------   ---------    -------    ------   ---------
Basic                                                                $12,338    36,976     $0.33      $10,364    36,820     $0.28
Effect of dilutive securities                                             --       973                     --       913
                                                                     -------    ------                -------    ------
Diluted                                                              $12,338    37,949     $0.33      $10,364    37,733     $0.27
                                                                     =======    ======     =====      =======    ======     =====


    For the three months ended June 30, 2002 and 2001, options to acquire 3,207 and 2,201 shares of Common Stock, respectively, were outstanding but were not included in the computation of diluted net income per share. These shares were not included in the computation because the exercise prices of the options were greater than the average market prices for Common Stock during the periods.

Note 7. Related Party Transactions
----------------------------------

    In the fourth quarter of 2000, the Company began participating in a deposit facility established by Philips which allowed investments up to $150 million to earn interest at LIBOR less 0.125 percent, for periods up to 365 days. The Company withdrew all funds invested in this related-party deposit facility in the second quarter of 2001 and, at December 31, 2001, the Company had no such investment. The facility terminated in February 2002. Interest income earned on cash deposited with Philips was $403 for the year ended December 31, 2001, all of which was earned in the six months ended June 30, 2001.

    MedQuist incurred costs of $1,396 with Philips during the six months ended June 30, 2001, related to a licensing agreement entered into to provide for the integration and use of certain Philips speech recognition technology into our business. This agreement was amended in January 2002, which required a $150 up front payment in addition to a fee based on a per payroll line basis. Through June 30, 2002, the $150 has been paid and there have been no fees incurred on a payroll line basis. The agreement expires on May 22, 2005.

    In addition to the revision to the license agreement, MedQuist entered into a consulting agreement with Philips. This agreement calls for Philips to aid MedQuist with the integration of its speech and transcription technologies. Under this agreement, MedQuist has incurred costs of $110 for the six months ended June 30, 2002.

    Presently all business insurance coverages, with the exception of worker's compensation, are provided by Philips. For the six months ended June 30, 2002, we have incurred $133 in premiums with Philips, under these policies.

    Philips also sells dictation related equipment to MedQuist, and for the six months ended June 30, 2002 we have incurred $481 in costs for such equipment.

    Management believes that the transactions with Philips are on an arms-length basis.

Note 8. Commitments and Contingencies
-------------------------------------

    During the six months ended June 30, 2002 there have been no items that significantly impact the Company's commitments and contingencies as disclosed in the notes to the 2001 annual financial statements as filed on Form 10-K.

Note 9. New Accounting Pronouncements
-------------------------------------

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


    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets", and resolves significant implementation issues related to SFAS No.
121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". We adopted SFAS No. 144 in 2002. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial condition or results of operations.

    In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have an impact on the financial position or results of operations of the Company.

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

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial data in the Company's Unaudited Consolidated Statements of Income as a percentage of net revenue:


                                               Six Months        Three Months
                                                  Ended              Ended
                                             ---------------    ---------------
                                                June 30,           June 30,
                                             ---------------    ---------------
                                             2002      2001      2002     2001
                                            ------    ------    ------   ------
Revenue                                     100.0%    100.0%    100.0%   100.0%
Costs and expenses:
 Cost of revenue, excluding depreciation      74.4      73.9      74.1     73.8
 Selling, general and administrative           3.1       3.3       3.1      3.2
 Depreciation                                  3.8       4.1       3.8      4.2
 Amortization of intangible assets             1.4       2.2       1.4      2.4
 Restructuring (credits)                        --      (0.3)       --       --
 Other (income)                                 --      (1.6)       --       --
                                            ------    ------    ------   ------
Operating income                              17.3      18.4      17.6     16.4
Equity in losses of investee                  (0.2)     (0.3)     (0.2)    (0.3)
Interest income, net                           0.3       1.4       0.3      1.3
                                            ------    ------    ------   ------
Income before income taxes                    17.4      19.5      17.7     17.4
Income taxes                                   6.7       7.6       6.8      6.8
                                            ------    ------    ------   ------
Net income                                    10.7%     11.9%     10.9%    10.6%
                                            ======    ======    ======   ======

Six Months Ended June 30, 2002
------------------------------

Revenue. Revenue increased 17.9% from $193.1 million for the six months ended June 30, 2001 to $227.6 million for the comparable 2002 period. The increase resulted from additional sales to existing customers, sales to new customers and additional revenue from acquisitions.

Cost of Revenue, excluding depreciation. Cost of revenue increased 18.6% from $142.7 million for the six months ended June 30, 2001 to $169.3 million for the comparable 2002 period. As a percentage of revenue, cost of revenue increased from 73.9% for the six months ended June 30, 2001 to 74.4% for the comparable 2002 period. The increase primarily resulted from increased transcription expense as a percentage of revenue largely associated with the acquisition of L&H transcription services in November 2001, and costs associated with ongoing development of our new transcription platform, partially offset by a decrease in telecom costs.

Selling, general and administrative. Selling, general and administrative expenses increased 14.4% from $6.3 million for the six months ended June 30, 2001 to $7.2 million for the comparable 2002 period. As a percentage of revenues, selling, general and administrative expenses decreased from 3.3% for the six months ended June 30, 2001 to 3.1% for the comparable 2002 period.

Depreciation. Depreciation expense increased 8.8% from $7.9 million for the six months ended June 30, 2001 to $8.6 million for the comparable 2002 period. As a percentage of revenues, depreciation decreased from 4.1% for the six months ended June 30, 2001 to 3.8% for the comparable period in 2002. The increase in expense was due to increased capital purchases to support the increased revenue base. As a percentage of revenue, depreciation decreased as a result of our ability to reduce certain voice capture component expenditures through our acquisition of Digital Voice, Inc. early in 2001.

Amortization of intangible assets. Amortization of intangible assets decreased from $4.3 million for the six months ended June 30, 2001 to $3.3 million for the comparable 2002 period. The decrease is attributable to the elimination of goodwill in accordance with SFAS 142 reflecting $1.6 million reduction of amortization partially offset by $655,000 of amortization of other intangibles associated with the Company's acquisitions in 2001 and 2002, which were accounted for using the purchase method.

Equity in losses of investee. As a result of our increased ownership in A-Life to 28.1% of the outstanding voting shares of A-Life, we are required under APB No. 18 to reflect the investment under the equity method of accounting. As a result, for the six months ended June 30, 2002, we recognized a loss on this investment of $431,000. This loss was the result of amortization of $167,000 related to $1 million of the investment being allocated to acquired software and $264,000 related to our 28.1% share of A-Life's operating loss. Our equity in the losses of A-Life for the six months ended June 30, 2001 was $568,000.

Interest income, net. We had net interest income of $2.7 million for the six months ended June 30, 2001 and net interest income of $689,000 for the comparable 2002 period. The decrease is due to decreased rates of return on liquid investments.

Income taxes. Income taxes increased from $14.7 million for the six months ended June 30, 2001 to $15.2 million for the comparable 2002 period. The increase in income taxes resulted primarily from increased pre-tax earnings in the six months ended June 30, 2002.

Three Months Ended June 30, 2002
--------------------------------

Revenue. Revenue increased 16.0% from $98.0 million for the three months ended June 30, 2001 to $113.6 million for the comparable 2002 period. The increase resulted from additional sales to existing customers, sales to new customers and additional revenue from acquisitions.

Cost of Revenue, excluding depreciation. Cost of revenue increased 16.5% from $72.3 million for the three months ended June 30, 2001 to $84.3 million for the comparable 2002 period. As a percentage of revenue, cost of revenue increased from 73.8% for the three months ended June 30, 2001 to 74.1% for the comparable 2002 period. The increase primarily resulted from increased transcription expense as a percentage of revenue largely associated with the acquisition of Lernout & Hauspie transcription services in November 2001, and costs associated with ongoing development of our new transcription platform, partially offset by a decrease in telecom costs.

Selling, general and administrative. Selling, general and administrative expenses increased 9.4% from $3.2 million for the three months ended June 30, 2001 to $3.5 million for the comparable 2002 period. As a percentage of revenues, selling, general and administrative expenses decreased from 3.2% for the three months ended June 30, 2001 to 3.1% for the comparable 2002 period.

Depreciation. Depreciation expense increased 5.6% from $4.1 million for the three months ended June 30, 2001 to $4.3 million for the comparable 2002 period. As a percentage of revenues, depreciation decreased from 4.2% for the three months ended June 30, 2001 to 3.8% for the comparable period in 2002. The increase in expense was due to increased capital purchases to support the increased revenue base. As a percentage of revenue, depreciation decreased as a result of our ability to reduce certain voice capture component expenditures through our purchase of DVI early in 2001.

Amortization of intangible assets. Amortization of intangible assets decreased from $2.3 million for the three months ended June 30, 2001 to $1.6 million for the comparable 2002 period. The decrease is attributable to the elimination of goodwill in accordance with SFAS 142 reflecting $886,000 reduction of amortization partially offset by $170,000 of amortization of other intangibles associated with the Company's acquisitions in 2001 and 2002, which were accounted for using the purchase method.

Equity in losses of investee. As a result of our increased ownership in A-Life to 28.1% of the outstanding voting shares of A-Life, we are required under APB No. 18 to reflect the investment under the equity method of accounting. As a result, for the three months ended June 30, 2002, we recognized a loss in this investment of $247,000. This loss was the result of amortization of $84,000 related to $1 million of the investment being allocated to acquired software and $163,000 related to our 28.1% share of A-Life's operating loss. Our equity in the losses of A-Life for the three months ended June 30, 2001 was $274,000.

On June 28, 2002, we further increase our ownership in A-Life to 31.6%.

Interest income, net. We had net interest income of $1.3 million for the three months ended June 30, 2001 and net interest income of $376,000 for the comparable 2002 period. The decrease is due to decreased rates of return on liquid investments.

Income taxes. Income taxes increased from $6.7 million for the three months ended June 30, 2001 to $7.7 million for the comparable 2002 period. The increase in income taxes resulted primarily from increased pre-tax earnings.

Liquidity and Capital Resources
-------------------------------

    At June 30, 2002, we had working capital of $158.1 million, including $107.4 million of cash and cash equivalents. During the six months ended June 30, 2002, our operating activities provided cash of $37.8 million and during the six months ended June 30, 2001 our operating activities provided cash of $41.8 million. The decrease is primarily due to increased prepaid expenses and other current assets, and a decrease in accrued expenses, which was partially offset by an increase in accounts payable and a smaller decrease in accounts receivable.

    During the six months ended June 30, 2002, we used cash in investing activities of $16.8 million, consisting of $8.2 million of capital expenditures and $7.7 million for acquisitions accounted for under the purchase method and $892,000 of additional investments in A-Life. During the six months ended June 30, 2001, we used cash for investing activities of $27.2 million, consisting of $5.9 million of capital expenditures and $21.3 million for acquisitions accounted for under the purchase method.

    During the six months ended June 30, 2002, net cash provided by financing activities was $148,000. During the six months ended June 30, 2001, cash provided by financing activities was $467,000.

    On July 1, 2002 we completed the purchase of Lanier Healthcare, LLC for approximately $38.0 million in cash.

    We believe that our cash and cash equivalents generated from operations and our borrowing capacity will be sufficient to meet our current working capital and capital expenditure requirements.

New Accounting Pronouncements
-----------------------------

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

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets", and resolves significant implementation issues related to SFAS No.
121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". We adopted SFAS No. 144 in 2002. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial condition or results of operations.

    In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have an impact on the financial position or results of operations of the Company.

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

    The following table provides information about our investment portfolio at June 30, 2002. For investment securities, the table presents principal amounts and related weighted average interest rates (dollars in thousands).


             Cash and cash equivalents                      $107,448
             Average interest rate                               1.4%

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

Item 1. -      Legal Proceedings                                          - None

Item 2. -      Changes in Securities and Use of Proceeds                  - None

Item 3. -      Defaults upon Senior Securities                            - None

Item 4. -      Submission of Matters to a Vote of Security Holders

               On May 29, 2002, the Company held its Annual Meeting of Shareholders. At that meeting, (a) the persons set forth were elected to serve and (b) the 2002 Stock Option Plan was approved.

               The number of votes cast for, against, as well as abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each director nominee was as follows:


               (a)Director                           Votes For   Votes Against
               ---------                             ---------    -------------
               Hans M. Barella                       33,928,654       119,712
               Belinda W. Chew                       33,928,654       119,712
               David A. Cohen                        32,679,390     1,368,976
               William E. Curran                     32,679,567     1,368,799
               Wim Punte                             33,929,154       119,212
               Stephen H. Rusckowski                 33,929,154       119,212
               A. Fred Ruttenberg                    33,929,154       119,212
               Richard H. Stowe                      33,965,754        82,612
               John H. Underwood                     33,965,754        82,612
               Erik J. Westerink                     33,929,154       119,212


               There were no abstentions or broker non-votes with respect to this matter.

               (b)Approval of 2002 Stock Option Plan:

               33,460,451                For
                  508,038                Against
                   79,877                Abstained
                        0                Not Voted

Item 5. -      Other Information

Item 6. -      Exhibits and Reports on Form 8-K

               a) Exhibits:

               Exhibit 4.1 - 2002 Stock Option Plan of the Company approved by shareholders on May 29, 2002

               Exhibit 99.1 - Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 99.2 - Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               b) The Company filed the following Reports on Form 8-K

                        File Date                 Item Reported
                         --------                 ------------
                   April 25, 2002         Regulation FD Disclosure in connection
                                          with earnings release and conference
                                          call
                   July 16, 2002          Change in Registrants Certified
                                          Accountant
                   July 25, 2002          Regulation FD Disclosure in connection
                                          with earnings release and conference
                                          call

                                     18

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     MedQuist Inc.
                                                     Registrant


Date: August 14, 2002                                By:  /s/Brian J.Kearns
                                                          -------------------
                                                          Brian J. Kearns
                                                          Chief Financial
                                                          Officer