Form 10-Q
period 2002-09-30
MEDQUIST INC
filed 2002-11-15
CIK 884497

Click Here for Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

_________________

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________

For the quarterly period	Commission file number
ended September 30, 2002	0-19941
MedQuist Inc. (Exact name of registrant as specified in its charter)
New Jersey	22-2531298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)
Five Greentree Centre, Suite 311, Marlton, NJ 08053 (Address of principal executive offices) (Zip Code)
(856)810-8000 (Registrant’s telephone number, including area code)

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
Yes    X       No   ___

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 37,078,036 shares of common stock, no par value, as of November 11, 2002.

MEDQUIST INC. AND SUBSIDIARIES

Back to Contents

MEDQUIST INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note 5)
Assets

Current assets:
Cash and cash equivalents	$83,972	$86,334
Accounts receivable, net of allowance of $5,691 and $5,148	87,736	78,429
Deferred income taxes	6,178	6,178
Prepaid expenses and other current assets	8,560	1,714

Total current assets	186,446	172,655
Property and equipment, net	38,602	34,167
Deferred income taxes	13,182	20,197
Other assets	7,586	7,292
Goodwill	136,927	110,584
Other intangible assets, net	75,539	57,219

	$458,282	$402,114

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$34	$1,067
Accounts payable	9,630	4,562
Deferred revenue	15,863	333
Accrued expenses	30,660	30,990

Total current liabilities	56,187	36,952

Long-term debt	55	1,088

Other liabilities	1,342	1,187

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 60,000 shares authorized, 37,077 and 36,889 issued and outstanding
	229,033	225,503
Retained earnings	171,204	137,361
Deferred compensation	(8)	(31)
Accumulated other comprehensive income	469	54

Total shareholders’ equity	400,698	362,887

	$458,282	$402,114

See Accompanying Notes to Consolidated Financial Statements.

Back to Contents

     MEDQUIST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Nine Months Ended
	September 30,

	2002	2001

		(Note 5)
Revenue	$357,355	$295,772

Costs and expenses:
Cost of revenue, excluding depreciation	268,320	218,111
Selling, general and administrative	14,073	9,607
Research and development	1,426	—
Depreciation	13,697	12,265
Amortization of intangible assets	5,086	6,840
Restructuring (credits)	—	(600)
Other (income)	—	(3,000)

Total costs and expenses	302,602	243,223

Operating income	54,753	52,549
Equity in losses of investee	(674)	(816)
Interest income, net	950	3,327

Income before income taxes	55,029	55,060
Income taxes	21,186	21,511

Net income	$33,843	$33,549

Basic net income per common share	$0.91	$0.91

Diluted net income per common share	$0.89	$0.89

See Accompanying Notes to Consolidated Financial Statements.

Back to Contents

 MEDQUIST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,

	2002	2001

		(Note 5)
Revenue	$129,750	$102,695

Costs and expenses:
Cost of revenue, excluding depreciation	99,056	75,435
Selling, general and administrative	6,891	3,328
Research and development	1,426	—
Depreciation	5,113	4,378
Amortization of intangible assets	1,772	2,559

Total costs and expenses	114,258	85,700

Operating income	15,492	16,995
Equity in losses of investee	(243)	(248)
Interest income, net	261	662

Income before income taxes	15,510	17,409
Income taxes	5,971	6,797

Net income	$9,539	$10,612

Basic net income per common share	$0.26	$0.29

Diluted net income per common share	$0.25	$0.28

See Accompanying Notes to Consolidated Financial Statements.

Back to Contents

MEDQUIST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2002	2001

		(Note 5)
Operating activities:
Net income	$33,843	$33,549
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	18,783	19,105
Equity in losses of investee	674	816
Pension contributions payable in Common Stock	277	667
Amortization of deferred compensation	23	72
Tax benefit for exercise of employee stock options	802	226
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable, net	7,556	3,361
Prepaid expenses and other current assets	(611)	5,279
Other assets	(72)	(1,474)
Accounts payable	794	138
Deferred revenue	(989)	61
Accrued expenses	(2,428)	(3,939)
Other liabilities	155	385

Net cash provided by operating activities	58,807	58,185

Investing activities:
Purchases of property and equipment	(12,116)	(9,713)
Investment in A-Life Medical, Inc.	(892)	—
Acquisitions, net of cash acquired	(48,518)	(56,104)
Net cash used in investing activities	(61,526)	(65,817)

Financing activities:
Repayments of long-term debt	(2,138)	(561)
Proceeds from the exercise of common stock options	488	632
Proceeds from issuance of Common Stock	1,864	—

Net cash provided by financing activities	214	71

Effect of exchange rate changes	143	—

Net decrease in cash and cash equivalents	(2,362)	(7,561)
Cash and cash equivalents, beginning of period	86,334	97,365

Cash and cash equivalents, end of period	$83,972	$89,804

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest expense	$160	$41

Income taxes	$18,758	$16,391

See Accompanying Notes to Consolidated Financial Statements.

Back to Contents

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited – amounts in thousands, except per share amounts)

Note 1. Business and Basis of Presentation

MedQuist Inc. is the leading national provider of medical transcription services to the healthcare industry in the United States. We entered this business in May 1994 through the acquisition of a medical transcription services company. Since this date we have completed an additional 49 acquisitions.

MedQuist Inc. is a majority owned subsidiary of Koninklijke Philips Electronics N.V. (Philips).

The information set forth in these statements is unaudited. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of operations of MedQuist Inc. and its consolidated subsidiaries for the periods indicated. Results of operations for the interim periods ended September 30, 2002 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

Note 2. Acquisitions

During 2001, we completed seven acquisitions accounted for using the purchase method. Pro forma information is not presented as the acquisitions were not material to the Company.

During the nine months ended September 30, 2002, we completed five acquisitions accounted for using the purchase method. A summary of the allocation of the purchase price to net assets acquired is as follows:

Accounts receivable	$16,863
Prepaid and other	6,235
Property and equipment	6,016
Deposits	5
Goodwill	22,835
Other intangible assets	23,406
Accounts payable	(4,275)
Deferred revenue	(16,519)
Accrued expenses	(5,976)
Debt	(72)

Cash paid for acquisition
including transaction costs	$48,518

Back to Contents

Included in the 2002 acquisitions was the acquisition of Lanier Healthcare, LLC (“Lanier”) on July 1, 2002, for $38.0 million in cash. The following unaudited proforma information is presented as if the Lanier acquisition had been completed on January 1, 2001. All other acquisitions in 2002 were not material to the Company.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$398,139	$355,831	$129,750	$122,643
Net Income	33,764	33,540	9,539	10,459
Basic net income
per common share	$0.91	$0.91	$0.26	$0.28
Diluted net income
Per common share	$0.89	$0.89	$0.25	$0.28

In the nine months ended September 30, 2002, we adjusted goodwill and deferred income taxes by $3,509 relating to accounting for certain previously completed stock acquisitions.

Revenue is derived from the sale and implementation of voice-capture and document management solutions and maintenance service of these products. We recognize revenue and profit on sales and implementation utilizing the percentage of completion method. With regard to service contracts, which is arranged separate from the product sale, the typical arrangement spans twelve months. We recognize revenue on the service contracts on a straight line method over the term of the underlying service contract.

Note 3. Restructuring Charges

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

	Non-Cancelable Leases	Severance	Total

2001 Restructuring charge	$1,343	$125	$1,468
Payments against restructuring accrual in 2002	(440)	(36)	(476)

Accrual at September 30, 2002	$903	$89	$992

Back to Contents

In November 2001, we completed the purchase of a medical transcription company. In connection with this acquisition, we established a restructure reserve of $1,790. The components of the restructuring charge and associated activity is as follows:

	Non-Cancelable Leases	Severance	Total

2001 Restructuring charge	$1,599	$191	$1,790
Payments against restructuring accrual:
2001	(85)	—	(85)
2002	(498)	(181)	(679)

Accrual at September 30, 2002	$1,016	$10	$1,026

In December 1998, the Company’s board of directors approved management’s restructuring plan associated with another entity. The components of the restructuring charge and associated activity is as follows:

	Non-Cancelable Leases	Severance	Non-Cancelable Contracts and Other Exit Costs	Total

1998 Restructuring Charge	$3,835	$1,618	$1,086	$6,539
Payments against Restructuring accrual:
1998	—	(567)	(410)	(977)
1999	(437)	(723)	(17)	(1,177)
2000	(556)	(20)	—	(576)
2001	(164)	—	—	(164)
2002	(135)	—	—	(135)

Revision to estimate recorded in 1999	(1,492)	(182)	(659)	(2,333)
Revision to estimate recorded in 2000	(471)	—	—	(471)
Revision to estimate recorded in 2001	(44)	(126)	—	(170)

Accrual at September 30, 2002	$536	$—	$—	$536

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

Back to Contents

assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS No. 142 effective January 1, 2002.

The carrying amount of acquired intangible assets as of September 30, 2002 is as follows:

	Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Goodwill	NA	$151,469	$14,542	$136,927
Customer Lists	10-25 years	76,960	12,282	64,678
Noncompete Agreements	1.5-5 years	11,218	7,828	3,390
Other	3-5 years	13,504	6,033	7,471

		$253,151	$40,685	$212,466

Reported net income for the nine and three months ended September 30, 2002 and September 30, 2001 exclusive of amortization expense related to goodwill is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Net income, as reported	$33,843	$33,549	$9,539	$10,612

Add back:
Goodwill amortization, net of tax	—	1,536	—	538

Adjusted net income	$33,843	$35,085	$9,539	$11,150

Basic net income per common share:
Basic net income per share, as reported	$0.91	$0.91	$0.26	$0.29
Impact of goodwill amortization	—	0.04	—	0.01

Adjusted basic net income per share	$0.91	$0.95	$0.26	$0.30

Diluted net income per common share:
Diluted net income per share, as reported	$0.89	$0.89	$0.25	$0.28
Impact of goodwill amortization	—	0.04	—	0.01

Adjusted diluted net income per share	$0.89	$0.93	$0.25	$0.29

Pursuant to SFAS No. 142, we tested goodwill for impairment in the second quarter of 2002 and we have determined there has not been any impairment.

Note 5. Investment in A-Life Medical, Inc.

In January 2002, we increased our ownership in A-Life Medical, Inc. (A-Life) to 28.1 percent of the outstanding voting shares of A-Life. As such, effective January 2002 we began accounting for the investment under the equity method of accounting. In accordance with Accounting Principles Board Opinion (APB) No. 18, the prior year financial statements have been retroactively adjusted. The previously reported net income for the three and nine months ended September 30, 2001 has been decreased by $248 and $816, respectively, to reflect the equity in losses of A-Life during these periods. The impact of the retroactive adjustments is to decrease previously reported diluted net income per common share by $0.01 and $0.02 for the three and nine month periods ended September 30, 2001, respectively. The carrying amount of our investment in A-Life has also been adjusted to reflect our percentage ownership in the losses incurred by A-Life during the period we maintained the cost basis investment. Accordingly, we

Back to Contents

reduced our investment by $1,923 with a corresponding offset to retained earnings. In addition, because A-Life had negative book value at the time of our change to the equity basis of accounting, the entire remaining adjusted investment was allocated to intangible assets, of which $1 million was allocated to acquired software. The acquired software is being amortized over three years. The remaining amount was recorded as goodwill, which was $3.8 million as of September 30, 2002.

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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Nine Months Ended September 30,

	2002			2001

	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic	$33,843	36,987	$0.91	$33,549	36,831	$0.91

Effect of dilutive securities	—	958		—	872

Diluted	$33,843	37,945	$0.89	$33,549	37,703	$0.89

For the nine months ended September 30, 2002 and 2001, options to acquire 3,203 and 2,320 shares of Common Stock, respectively, were outstanding but were not included in the computation of diluted net income per share. These shares were not included in the computation because the exercise prices of the options were greater than the average market prices for Common Stock during the periods.

	Three Months Ended June 30,

	2002			2001

	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic	$9,539	37,045	$0.26	$10,612	36,868	$0.29

Effect of dilutive securities	—	872		—	1,002

Diluted	$9,539	37,917	$0.25	$10,612	37,870	$0.28

Back to Contents

For the three months ended September 30, 2002 and 2001, options to acquire 3,206 and 2,093 shares of Common Stock, respectively, were outstanding but were not included in the computation of diluted net income per share. These shares were not included in the computation because the exercise prices of the options were greater than the average market prices for Common Stock during the periods.

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

MedQuist incurred costs of $1,933 with Philips during the nine months ended September 30, 2001, related to a licensing agreement entered into to provide for the integration and use of certain Philips speech recognition technology into our business. This agreement was amended in January 2002, which required a $150 up front payment in addition to a fee based on a per payroll line basis. Through September 30, 2002, the $150 has been paid and there have been no fees incurred on a payroll line basis. The agreement expires on May 22, 2005.

In addition to the revision to the license agreement, MedQuist entered into a consulting agreement with Philips. This agreement calls for Philips to aid MedQuist with the integration of its speech and transcription technologies. Under this agreement, MedQuist has incurred costs of $190 for the nine months ended September 30, 2002.

Presently all business insurance coverages, with the exception of worker's compensation, are provided by Philips. For the nine months ended September 30, 2002, we have incurred $133 in premiums with Philips under these policies.

Philips also sells dictation related equipment to MedQuist and for the nine months ended September 30, 2002 we have incurred $706 in costs for such equipment.

Management believes that the transactions with Philips are on an arms-length basis.

Note 8. Commitments and Contingencies

During the nine months ended September 30, 2002 there have been no items that significantly impact the Company’s commitments and contingencies as disclosed in the notes to the 2001 annual financial statements as filed on Form 10-K.

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

Back to Contents

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have an impact on the financial position or results of operations of the Company.

Note 10. Segment Information

MedQuist manages its business in two segments; services and solutions. While the two segments are closely related, the services segment is largely comprised of transcription and coding services, while the solution segment is comprised of sale and service of voice products.

Segment information is presented in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”. This standard is based on a management approach, which requires segmentation based on the Company’s internal organization and disclosure of revenue and operating income based on internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements. However, this standard does not require an enterprise to report information that is not prepared for internal use, if reporting it would be impractical.

Back to Contents

Nine Months Ended September 30,

2002	Services	Solutions	Intersegment Items	Consolidated

Revenue	$339,810	$17,633	$(88)	$357,355
Cost of revenue,
excluding depreciation	256,277	12,131	(88)	268,320

Gross profit	$83,533	$5,502	$—	$89,035

2001

Revenue	$295,772	N/A	—	$295,772
Cost of revenue,
excluding depreciation	218,111	—	—	218,111

Gross profit	$77,661	N/A	—	$77,661

Three Months Ended September 30,

2002	Services	Solutions	Intersegment Items	Consolidated

Revenue	$112,205	$17,633	$(88)	$129,750
Cost of revenue,
excluding depreciation	87,013	12,131	(88)	99,056

Gross profit	$25,192	$5,502	$—	$30,694

2001

Revenue	$102,695	N/A	—	$102,695
Cost of revenue,
excluding depreciation	75,435	—	—	75,435

Gross profit	$27,260	N/A	—	$27,260

Back to Contents

A reconciliation of MedQuist’s consolidated segment gross profit to consolidated income before income taxes is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001

Consolidated segment gross profit	$89,035	$77,661	$30,694	$27,260
Selling, general and administrative	(14,073)	(9,607)	(6,891)	(3,328)
Research and development	(1,426)	—	(1,426)	—
Depreciation	(13,697)	(12,265)	(5,113)	(4,378)
Amortization of intangible assets	(5,086)	(6,840)	(1,772)	(2,559)
Restructuring credits	—	600	—	—
Other income, net	276	5,511	18	414

Income before income taxes	$55,029	$55,060	$15,510	$17,409

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Critical Accounting Policies and Estimates

Management Discussion and Analysis of Financial Condition and Results of Operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Revenue Recognition

A substantial portion of our revenue is derived from providing medical transcription services, which we recognize when services are rendered. These services are based primarily on contracted rates. A portion of our revenue is derived from the sale and implementation of voice-capture and document management solutions, and maintenance service of these products. We recognize revenue and profit on sales and implementation utilizing the percentage of completion method. With regard to service contracts, which is arranged separate from the product sale, the typical arrangement spans 12 months. We recognize revenue on the service contracts on a straight line method over the term of the underlying service contract.

Bad Debt

We estimate allowances for doubtful accounts receivables based on historical experience and evaluation of the financial condition of the customers. Historically, our estimates have been adequate to cover accounts receivable exposure. If circumstances related to our estimates change, we may need to record additional allowances.

Back to Contents

Valuation of Goodwill, Other Intangible Assets and Other Long-Lived Assets

We assess goodwill, other intangible assets, and other long-lived assets for recoverability whenever events or changes in circumstances indicate their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When we determine that the carrying value of goodwill, other intangible assets, and other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash flow method to determine fair value with a discount rate we determine to be commensurate with the risk inherent in our current business. When impairment is determined, it is recorded as a charge against earnings in the period when recognized.

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we could not realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation reserve would be reversed.

Results of Operations

The following table sets forth for the periods indicated certain financial data in the Company’s Unaudited Consolidated Statements of Income as a percentage of net revenue:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue, excluding depreciation	75.1	73.7	76.3	73.5
Selling, general and administrative	4.0	3.3	5.3	3.2
Research and development	0.4	—	1.1	—
Depreciation	3.8	4.1	4.0	4.3
Amortization of intangible assets	1.4	2.3	1.4	2.5
Restructuring (credits)	—	(0.2)	—	—
Other (income)	—	(1.0)	—	—

Operating income	15.3	17.8	11.9	16.5
Equity in losses of investee	(0.2)	(0.3)	(0.2)	(0.2)
Interest income, net	0.3	1.1	0.2	0.6

Income before income taxes	15.4	18.6	11.9	16.9
Income taxes	5.9	7.3	4.6	6.6

Net income	9.5%	11.3%	7.3%	10.3%

Back to Contents

Nine Months Ended September 30, 2002

Revenue.Revenue increased 20.8% from $295.8 million for the nine months ended September 30, 2001 to $357.4 million for the comparable 2002 period. Revenue from the services segment increased 14.9% from $295.8 million for the nine months ended September 30, 2001 to $339.8 million for the comparable 2002 period. The increase is the result of acquisitions made in 2001 and 2002. Revenue from the solutions segment were $17.6 million for the nine months ended September 30, 2002 and are the result of the acquisition of Lanier on July 1, 2002.

Cost of Revenue, excluding depreciation. Cost of revenue increased 23.0% from $218.1 million for the nine months ended September 30, 2001 to $268.3 million for the comparable 2002 period. As a percentage of revenue, cost of revenue increased from 73.7% for the nine months ended September 30, 2001 to 75.1% for the comparable 2002 period. Cost of revenue from the services segment increased from $218.1 million or 73.7% of revenue for the nine months ended September 30, 2001 to $256.3 million or 75.4% of revenue. The increase primarily resulted from payroll, transcription and benefit costs, in addition to costs associated with development of our new transcription platform. Cost of revenue for the solutions segment was $12.1 million or 68.8% of revenue for the nine months ended September 30, 2002. The cost of revenue for the solutions segment resulted from the acquisition of Lanier on July 1, 2002.

Selling, general and administrative.Selling, general and administrative expenses increased 46.5% from $9.6 million for the nine months ended September 30, 2001 to $14.1 million for the comparable 2002 period. As a percentage of revenues, selling, general and administrative expenses increased from 3.3% for the nine months ended September 30, 2001 to 3.9% for the comparable 2002 period. Of the increase in expense between comparable periods $3.3 million of the increase results from the Lanier acquisition and largely relates to the cost of the sales force. The remaining $1.2 million increase is the result of increased costs to support operations.

Research and development. Research and development costs were $1.4 million for the nine months ended September 30, 2002. These costs relate entirely to Lanier, which was acquired on July 1, 2002.

Depreciation. Depreciation expense increased 11.7% from $12.3 million for the nine months ended September 30, 2001 to $13.7 million for the comparable 2002 period. As a percentage of revenues, depreciation decreased from 4.1% for the nine months ended September 30, 2001 to 3.8% for the comparable period in 2002. The increase in expense was due to increased capital purchases to support the increased revenue base. As a percentage of revenue, depreciation decreased as a result of our ability to reduce certain voice capture component expenditures through our acquisition of Digital Voice, Inc. early in 2001.

Amortization of intangible assets. Amortization of intangible assets decreased from $6.8 million for the nine months ended September 30, 2001 to $5.1 million for the comparable 2002 period. The decrease is attributable to the elimination of goodwill amortization in accordance with SFAS 142 reflecting a $2.5 million reduction of amortization partially offset by $742,000 of amortization of other intangibles associated with the Company's acquisitions in 2001 and 2002, which were accounted for using the purchase method.

Back to Contents

Equity in losses of investee. As a result of our increased ownership in A-Life to 28.1% of the outstanding voting shares of A-Life, we are required to reflect the investment under the equity method of accounting. As a result, for the nine months ended September 30, 2002, we recognized a loss on this investment of $674,000. This loss was the result of amortization of $250,000 related to $1 million of the investment being allocated to acquired software and $424,000 related to our share of A-Life's operating loss. Our equity in the losses of A-Life for the nine months ended September 30, 2001 was $816,000. On June 28, 2002, we further increased our ownership in A-Life to 31.6%.

Interest income, net. We had net interest income of $3.3 million for the nine months ended September 30, 2001 and net interest income of $950,000 for the comparable 2002 period. The decrease is due to decreased rates of return on cash and cash equivalents.

Income taxes. Income taxes decreased from $21.5 million for the nine months ended September 30, 2001 to $21.2 million for the comparable 2002 period. The decrease in income taxes resulted primarily from decreased pre-tax earnings in the nine months ended September 30, 2002.

Three Months Ended September 30, 2002

Revenue.Revenue increased 26.3% from $102.7 million for the three months ended September 30, 2001 to $129.8 million for the comparable 2002 period. Revenue from the services segment increased 9.3% from $102.7 million for the three months ended September 30, 2002 to $112.2 million for the comparable 2002 period. The increase is the result of the acquisitions made in late 2001 and 2002. Revenue from the solutions segment were $17.6 million for the three months ended September 30, 2002 and are the result of the acquisition of Lanier on July 1, 2002.

Cost of Revenue, excluding depreciation.Cost of revenue increased 31.3% from $75.4 million for the three months ended September 30, 2001 to $99.1 million for the comparable 2002 period. As a percentage of revenue, cost of revenue increased from 73.5% for the three months ended September 30, 2001 to 76.3% for the comparable 2002 period. Cost of revenue from the services segment increased from $75.4 million or 73.5% of revenue for the three months ended September 30, 2001 to $87.0 million or 77.5% of revenue for the comparable 2002 period. The increase primarily resulted from payroll, transcription and benefit costs in addition to costs associated with development of our new transcription platform. Cost of revenue for the solutions segment was $12.1 million or 68.8% of revenue for the three months ended September 30, 2002. The cost of revenue for the solutions segment resulted from the acquisition of Lanier on July 1, 2002.

Selling, general and administrative. Selling, general and administrative expenses increased 107.0% from $3.3 million for the three months ended September 30, 2001 to $6.9 million for the comparable 2002 period. As a percentage of revenues, selling, general and administrative expenses increased from 3.2% for the three months ended September 30, 2001 to 5.3% for the comparable 2002 period. Of the increase in expense between comparable periods, $3.3 million of the increase results from the Lanier acquisition and largely relates to the cost of the sales force. The remaining $600,000 increase is the result of increased costs to support the operations.

Research and development. Research and development costs were $1.4 million for the three months ended September 30, 2001. These costs relate entirely to Lanier, which was acquired on July 1, 2002.

Back to Contents

Depreciation. Depreciation expense increased 16.8% from $4.4 million for the three months ended September 30, 2001 to $5.1 million for the comparable 2002 period. As a percentage of revenues, depreciation decreased from 4.3% for the three months ended September 30, 2001 to 4.0% for the comparable period in 2002. The increase in expense was due to increased capital purchases to support the increased revenue base. As a percentage of revenue, depreciation decreased as a result of our ability to reduce certain voice capture component expenditures through our purchase of DVI early in 2001.

Amortization of intangible assets. Amortization of intangible assets decreased from $2.6 million for the three months ended September 30, 2001 to $1.8 million for the comparable 2002 period. The decrease is attributable to the elimination of goodwill amortization in accordance with SFAS 142 reflecting $874,000 reduction of amortization, partially offset by $87,000 of amortization of other intangibles associated with the Company's acquisitions in 2001 and 2002, which were accounted for using the purchase method.

Equity in losses of investee. As a result of our increased ownership in A-Life to 28.1% of the outstanding voting shares of A-Life, we are required under APB No. 18 to reflect the investment under the equity method of accounting. As a result, for the three months ended September 30, 2002, we recognized a loss in this investment of $243,000. This loss was the result of amortization of $83,000 related to $1 million of the investment being allocated to acquired software and $160,000 related to our share of A-Life's operating loss. Our equity in the losses of A-Life for the three months ended September 30, 2001 was $248,000. On June 28, 2002, we further increased our ownership in A-Life to 31.6%.

Interest income, net. We had net interest income of $662,000 for the three months ended September 30, 2001 and net interest income of $261,000 for the comparable 2002 period. The decrease is due to decreased rates of return on liquid investments.

Income taxes. Income taxes decreased from $6.8 million for the three months ended September 30, 2001 to $6.0 million for the comparable 2002 period. The decrease in income taxes resulted from decreased pre-tax earnings. .

Liquidity and Capital Resources

     At September 30, 2002, we had working capital of $130.3 million, including $84.0 million of cash and cash equivalents. During the nine months ended September 30, 2002, our operating activities provided cash of $58.8 million and during the nine months ended September 30, 2001 our operating activities provided cash of $58.2 million. The increase is primarily due to increased collections in accounts receivable, partially offset by decreases in our accrued expenses and an increase in prepaid expenses.

     During the nine months ended September 30, 2002, we used cash in investing activities of $61.5 million, consisting of $12.1 million of capital expenditures and $48.5 million for acquisitions accounted for under the purchase method and $892,000 of additional investments in A-Life. During the nine months ended September 30, 2001, we used cash for investing activities of $65.8 million, consisting of $9.7 million of capital expenditures and $56.1 million for acquisitions accounted for under the purchase method.

Back to Contents

During the nine months ended September 30, 2002, net cash provided by financing activities was $214,000. During the nine months ended September 30, 2001, cash provided by financing activities was $71,000.

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have an impact on the financial position or results of operations of the Company.

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

The following table provides information about our investment portfolio at September 30, 2002. For investment securities, the table presents principal amounts and related weighted average interest rates (dollars in thousands).

Cash and cash equivalents	$83,972
Average interest rate	1.4%

Back to Contents

Item 4. Controls and Procedures

Within ninety days prior to the filing of this Report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company’s disclosure controls are effective. Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

Special Note Concerning Forward Looking Statements

Some of the information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We also have referred you to this note in other written or oral disclosures we have made. These statements include forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimated,” “projected,” “intends to,” "consensus earnings estimates," or other similar words. Our actual results are likely to differ, and could differ materially, from the results expressed in, or implied by, these forward-looking statements. There are many factors that could cause these forward-looking statements to be incorrect, including but not limited to the following risks: risks associated with (1) our ability to recruit and retain qualified transcriptionists; (2) inability to complete and assimilate acquisitions of businesses; (3) dependence on our senior management team; (4) the impact of new services or products on the demand for our services; (5) our dependence on medical transcription for substantially all of our business; (6) our ability to expand our customer base; (7) our ability to maintain our current growth rate in revenue and earnings; (8) the volatility of our stock price; (9) our ability to compete with others; (10) changes in law, including without limitation, the impact of the Health Information Portability and Accountability Act ("HIPAA"); (11) infringement on the proprietary rights of others; (12) our failure to comply with confidentiality requirements; and (13) risks inherent in diversifying into other businesses, such as from the acquisitions of Lanier and DVI (digital dictation equipment), Speech Machines (ASP transcription platform and business) and entering into the medical record coding reimbursement business. When considering these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report, and should recognize that those forward-looking statements speak only as of the date made. MedQuist does not undertake any obligation to update any forward-looking statement included in this Form 10-Q or elsewhere. Other risk factors and cautionary statements are set forth in our other filings with the SEC, and you are encouraged to read those.

Back to Contents

Part II Other Information

Item 1. -	Legal Proceedings	- None

Item 2. -	Changes in Securities and Use of Proceeds	- None

Item 3. -	Defaults upon Senior Securities	- None

Item 4. -	Submission of Matters to a Vote of Security Holders	- None

Item 5. -	Other Information

a) Section 202 Disclosure to Investors

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Company discloses that its audit committee has approved the performance of tax services by its auditor.

Item 6. -

Exhibits and Reports on Form 8-K

a) Exhibits:

Exhibit 10.29.1 – Employment Agreement, dated December 22, 2000 between Lanier Healthcare, LLC and Dennis M. Mahoney, filed herewith, and Amendment to Employment Agreement, dated July 1, 2002 between Lanier Healthcare, LLC and Dennis M. Mahoney, filed herewith.

Exhibit 10.29.2 – Confidentiality and Non-Solicitation Agreement, dated as of July 1, 2002 between MedQuist Transcriptions, Ltd. and Dennis M. Mahoney, filed herewith.

Exhibit 10.30 – Employment Agreement, dated as of August 19, 1998 between Signal Transcriptions Network, Inc., and Robin K. Stults, filed herewith.

Exhibit 99.1 – Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 – Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) The Company filed the following Reports on Form 8-K

Back to Contents

File Date	Item Reported

July 16, 2002	Change in Registrants Certified Public
Accountant
July 25, 2002	Regulation FD Disclosure in connection
with earnings release and conference call

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedQuist Inc.
Registrant

Date: November 14, 2002	By: /s/Brian J. Kearns
Brian J. Kearns
Chief Financial Officer

Back to Contents

I, David A. Cohen, President and Chief Executive Officer, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of MedQuist Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/David A. Cohen
David A. Cohen
President and Chief Executive Officer

Back to Contents

I, Brian J. Kearns, Chief Financial Officer, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of MedQuist Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/Brian J. Kearns
Brian J. Kearns
Chief Financial Officer