Form 10-K
period 2002-12-31
MEDQUIST INC
filed 2003-03-25
CIK 884497

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

 For the fiscal year ended December 31, 2002      Commission file number 0-19941


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

                                 Title of Class

                           Common Stock (no par value)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

         Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes[ ] No [X]

         The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $296 million on June 30, 2002, based on the closing price of Registrant's Common Stock as reported on the Nasdaq National Market as of such date.

         The number of shares of the Registrant's Common Stock, no par value, outstanding as of March 17, 2003 was 37,113,370.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference.

         Part III - Proxy Statement to be filed with the Commission in connection with the 2003 Annual Meeting.

                                     PART I

Item 1.           BUSINESS

         MedQuist Inc. was incorporated in New Jersey in 1984 and reorganized in 1987 as a group of outpatient healthcare businesses affiliated with a non-profit healthcare provider. In May 1994, we acquired our first medical transcription business. By the end of 1995, we had divested all of our non-medical transcription businesses. Including our first acquisition of a medical transcription business in May 1994 through December 31, 2002, we have acquired 50 companies.

         MedQuist is currently transitioning from a medical transcription outsourcing company to a comprehensive provider of health information solutions and services. Through our acquisitions of Speech Machines in 2001 and Lanier Healthcare in 2002, we are positioned to offer our clients the software, hardware and outsourcing services to fully support their health information solutions and services needs. Clients can elect to manage their document workflow process with on-premise or Internet-hosted solutions such as dictation, transcription, electronic signature, speech recognition and template-based charts.

Industry Overview

         Medical document management includes medical transcription plus other services related to health care information management such as coding, digital dictation systems, handheld units, and electronic signature and speech recognition.

         We believe the market for outsourcing of medical document management services will expand due in part to the following trends:

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

Strategy

         Our objective is to maintain our position as the premiere provider of medical transcription and coding services and to transform into the leading provider of complete document workflow management solutions and services. As client needs continue to expand and evolve, we will partner with healthcare organizations in order to provide all of the tools in which they need to optimize their efficiencies and effectiveness.

         The key elements of our strategy include the following:

         Expand Existing Client Relationships. We provide most of our transcription services to hospital medical records departments. We seek to increase our share of transcription services through our close and continuing client relationships as these departments outsource more of their transcription requirements and as the volume of patient records continues to grow. In addition, we will continue to penetrate the direct care departments at hospitals such as radiology, emergency, oncology, pathology, pediatrics and cardiology, within our existing client base. Historically, these departments have not dictated their patient data or outsourced the transcription of their patient data to the same extent as medical records departments. We will also aggressively market and sell our front-end and back-end speech recognition solutions to the radiology, emergency, cardiology and pathology departments.

         Offer New Medical Document Management Services. We have developed, both internally and through acquisitions, the capability of providing additional medical document management products and services such as digital dictation, speech recognition, electronic signature, template-based charts and reimbursement coding services and products. We intend to further develop the depth and breadth of this product and service line-up to better serve our healthcare provider client base and to invest in the latest speech recognition technologies.

         Extend Current Client Base. We will continue to extend our base of traditional, acute care hospital clients and to pursue additional clients such as HMOs, outpatient clinics and physician practice groups, which we believe will represent a growing percentage of the available market. Based upon input from new clients, we believe that references from our existing client base represent a key component of our sales and marketing efforts.

         Pursue Strategic Relationships. We have initiated relationships with developers and end-users of emerging technologies to create enhanced services for our clients. We will continue to incorporate advances in technology to improve the efficiency of our operations, reduce our costs, expand the breadth and functionality of our services and enhance our competitive position.

         Pursue Strategic Acquisitions. Both the medical transcription and coding reimbursement industries are highly fragmented. Most of these industries consist of small companies that lack the financial resources or the technological capabilities necessary to provide services nationwide. We will continue to pursue acquisitions that will expand our client base, product offerings and network of qualified transcriptionists and coders to further our geographic presence. We will also explore select opportunities to acquire leading technologies, which may enhance our service offering.

Segments

         As of July 1, 2002 MedQuist operates in two segments; 1) Services and
2) Solutions.

         Services. The services segment provides clients with off site medical transcription services and coding reimbursement services. Medical transcription services include; off-site transcription labor, off-site technology through an Application Support Provider (ASP) model, speech recognition and template-based charts. Through our 60 transcription client service centers and approximate 10,000 transcriptionists, we meet the transcription needs of approximately 2,900 clients. Our client base is largely made up of hospital medical records departments, however, we continue to target other patient care departments such as radiology, emergency room, oncology, pathology, pediatrics and cardiology departments. In addition we target HMO's, physician practice groups and outpatient clinics.

         Coding reimbursement services involve the assignment of numerical codes to identify the diagnosis, treatment and severity of a medical episode for reimbursement purposes. Coded documents such as CPT and ICD-9 forms are required for reimbursement by government, HMO's and insurance companies. We provide these services under on-site and off-site outsourcing arrangements with our hospital customers. In the future, MedQuist anticipates the addition of a more automated coding service offering made available by the use of developing technologies.

         Solutions. This segment was created in July 2002 as a result of the acquisition of Lanier Healthcare. This segment provides clients with enterprise and web applications targeting the creation and connection of mission-critical healthcare information including digital dictation systems and speech recognition solutions. Additionally, this segment will separately contract to provide service on these systems.

Sales and Marketing Efforts

         Our existing client base is a key component of our marketing and sales strategy. Based on input from new clients, we believe that new clients have utilized our products and services in large part due to recommendations and references by our existing national client base and successful product installations and integrations. Through our acquisition of Lanier Healthcare, MedQuist acquired a seasoned sales and service force of approximately 230. Together with the MedQuist customer service center office managers and Transcription Operations management team, a variety of skilled employees with sales responsibilities make joint sales calls in order to proactively assist clients with their document management workflow needs.

         We utilize a consultative sales and marketing approach. We obtain information concerning the particular needs of a client and educate the client as to how our products and services can be customized to meet those needs. In addition, we pursue potential clients through sales calls, product demonstrations at industry conventions and meetings, direct mail and advertising. We advertise in leading national healthcare trade publications (including those sponsored by the American Health Information Management Association), participate in industry conventions and communicate with clients and prospective clients through our Web site, www.medquist.com.

Business Partners and Relationships

         We are always evaluating emerging technologies and apply them as appropriate to make our services more reliable, efficient and cost-effective. We strive to assist our clients in meeting their complete transcription, coding and document management needs. We have initiated relationships with developers and end-users of emerging technologies, such as speech recognition; data mining and outcomes analysis and Internet-based telecommunications to create value-added services for our clients and to participate in the development of the computer based patient record. Our executive vice president of marketing and new business development oversees our strategic partnerships and manages our new business development initiatives that integrate these partnerships into useable and customizable product and service offerings.

Available Information

         We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the exchange Act with the Commission. The public may read and copy any materials filed with the Securities and Exchange Commission at their Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain this information by calling the Commission at 1-800-SEC-0330.

         The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy and information statements, and other information regarding electronic filers at www.sec.gov. We provide access to its most recent Form 10-K, 10-Q and 8-K reports on its Internet website, www.medquist.com, free of charge, as soon as reasonably practicable after those reports are electronically filed with the Securities and Exchange Commission.

Item 2.           PROPERTIES

         The Company owns one property in Madison, Wisconsin, which was acquired through the stock purchase of L&H Medical Solutions Holding, Inc. Otherwise, the Company leases office and other space for its service centers nationally. The Company's typical service center ranges in size from 1,000 to 20,000 square feet and is leased for a term ranging from three to ten years. The Company's executive offices comprise 25,000 square feet and has one year remaining on its lease. Management believes that there is adequate office space available should the Company need to move or expand and that minimal leasehold improvements are required in order to open a new location.

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

                                     PART II

Item 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol "MEDQ". The following table sets forth the high and low reported prices for our Common Stock for the last two fiscal years and for the first quarter of 2003. The bid quotations for the Nasdaq National Market reflect inter-dealer prices, do not include retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.



                                                High               Low
2001
   First Quarter                              $ 22.13           $ 15.88
   Second Quarter                               29.99             20.00
   Third Quarter                                33.14             23.95
   Fourth Quarter                               30.62             21.30

2002
   First Quarter                               $30.45            $27.47
   Second Quarter                               29.50             26.02
   Third Quarter                                28.34             22.79
   Fourth Quarter                               23.40             16.96

2003
   First Quarter (through March 17, 2003)      $20.66            $14.92


         On March 17, 2003, the closing sale price for the Common Stock, as reported on the Nasdaq National Market, was $16.21 per share.

         We have never declared or paid any cash dividends on our Common Stock. We expect to retain any future earnings to fund operations and the continued development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

         The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2002. See Note 12 to the consolidated financial statements for additional discussion.

                                         (A)                         (B)                                      (C)
                                 Number of Securities                                       Number of Securities to be Remaining
                               Issued Upon Exercise of     Weighted-Average Exercise         Available for Future Issuance Under
                                 Outstanding Options,    Price of Outstanding Options,      Equity Compensation Plans (excluding
                                 Warrants and Rights         Warrants and Rights             securities reflected in column (A)
                               -----------------------   -----------------------------      ------------------------------------
Equity compensation plans
  Approved by security holders        5,619,155                    $30.88                                  1,733,554

Equity compensation plans
  Not approved by security holders           --                        --                                         --
                                      ---------                    ------                                  ---------
Total                                 5,619,155                    $30.88                                  1,733,554
                                      =========                    ======                                  =========

Item 6.           SELECTED CONSOLIDATED FINANCIAL DATA

         The following financial information is derived from our audited financial statements which have been restated to reflect a change from the cost method of accounting for our investment in A-Life Medical to the equity accounting method. This information is only a summary and you should read it in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", our audited consolidated financial statements and related notes and other information that we have filed with the SEC.

                                                                 Year Ended December 31,
                                             --------------------------------------------------------------
                                               2002         2001          2000         1999          1998
                                             --------     --------      --------      --------     --------
                                                         (In thousands, except per share data)
Consolidated Statement of Operations Data:

Revenues                                     $486,166     $405,308      $364,149      $330,008     $271,655
                                             --------     --------      --------      --------     --------
Costs and expenses:
   Cost of revenues, excluding depreciation   365,096      299,102       265,817       238,180      209,587
   Selling, general and administrative         22,253       13,117        11,078        11,763       16,061
   Research and development                     2,736           --            --            --           --
   Depreciation                                18,829       17,001        14,720        12,000       12,697
   Amortization of intangible assets            6,827        9,398         7,335         5,333        3,757
   Restructuring charges (credits)               (576)         868        (1,013)       (2,333)       6,539
   Other (income) expense                          --       (3,000)        6,255          (315)      11,682
                                             --------     --------      --------      --------     --------
    Total costs and expenses                  415,165      336,486       304,192       264,628      260,323
                                             --------     --------      --------      --------     --------
Operating income                               71,001       68,822        59,957        65,380       11,332
Gain on sale of securities                         --           --         3,672           309           --
Equity in losses of investee                     (895)        (994)         (929)           --           --
Interest income, net                            1,202        3,754         3,874         1,955          325
                                             --------     --------      --------      --------     --------
Income before income taxes                     71,308       71,582        66,574        67,644       11,657
Income taxes                                   27,453       27,940        28,773        27,439        8,472
                                             --------     --------      --------      --------     --------
Net income                                   $ 43,855     $ 43,642      $ 37,801      $ 40,205     $  3,185
                                             ========     ========      ========      ========     ========
Basic net income per common share            $   1.18     $   1.18      $   1.05      $   1.14     $   0.10
                                             ========     ========      ========      ========     ========
Diluted net income per common share          $   1.16     $   1.16      $   1.02      $   1.09     $   0.09
                                             ========     ========      ========      ========     ========

Balance Sheet Data:
                                                                   As of December 31,
                                             --------------------------------------------------------------
                                               2002         2001          2000          1999         1998
                                             --------     --------      --------      --------     --------
                                                                     (In thousands)

Working capital                              $141,902     $135,703      $155,969      $ 99,354     $ 41,852
Total assets                                  474,871      402,114       348,907       302,183      187,311
Long-term debt net of current portion              54        1,088            22           452          215
Other, long-term liabilities                    1,427        1,187           704           789          697
Shareholders' equity                          410,961      362,887       317,806       256,536      151,186

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We are the leading national provider of medical transcription services. Over 88% of our revenue in 2002 was derived from the provision of medical transcription services, which we recognize when we render services. These services are based primarily on contracted rates. We also derive revenue from services other than traditional transcription services, such as coding revenue, interfacing fees, equipment rentals and equipment sales. Revenues from these other sources are recognized when earned.

         In July 2002 we acquired Lanier Healthcare, LLC, which derives revenue largely from the sale and implementation of voice-capture and document management solutions, and maintenance service of these products. In conjunction with this acquisition, we began reporting a separate segment name Solutions, which is comprised of the operations of Lanier Healthcare.

         For purposes of our discussion and analysis of our results of operations we distinguish our revenue growth as "core growth" and growth from large acquisitions. Core growth includes revenue from all of the above sources and revenue from companies acquired which had annual sales under $5 million, prior to the date of acquisition. Revenues arising from acquired companies having annual revenue in excess of $5 million, prior to the date of acquisition, is discussed separately in our analysis of revenue growth.

         In 2002 we acquired five companies with an aggregate purchase price of $48.7 million, of which only the acquisition of Lanier Healthcare LLC on July 1, 2002 had a purchase price in excess of $5 million.

         In 2001, we acquired seven companies with an aggregate purchase price of $79.8 million of which five had a purchase price in excess of $5 million.

         Cost of revenue consists of all direct costs associated with providing sales and services, including payroll, telecommunications, repairs and maintenance, rent and other direct costs. However, cost of revenue does not include depreciation. Most of our cost of revenue is variable in nature, but includes certain fixed components. Selling, general and administrative expenses include costs associated with our senior executive management, marketing, accounting, legal and other administrative functions. Selling, general and administrative expenses are mostly fixed in nature, but include certain variable components. Research and development consists of expenses related to the development of new products and services and are mostly fixed in nature.

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

         Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. These critical accounting policies and estimate have been discussed with the Company's audit committee.

Revenue Recognition

         A substantial portion of our revenue is derived from providing medical transcription services, which we recognize when services are rendered. These services are based primarily on contracted rates. A portion of our revenue is derived from the sale and implementation of voice-capture and document management solutions, and maintenance service of these products. We recognize revenue and profit on sales and implementation utilizing the percentage of completion method. With regard to service contracts, which is arranged separate from the product sale, the typical arrangement spans 12 months. We recognize revenue on the service contracts on a straight line method over the term of the underlying service contract. Deferred revenues represent cash received from customers in advance of revenues being recognized for the related payment.

Bad Debt

         We estimate allowances for doubtful accounts receivables based on historical experience and evaluation of the financial condition of the customers. Historically, our estimates have been adequate to cover accounts receivable exposure. If circumstances related to our estimates change, we may need to record additional allowances.

Valuation of Goodwill, Other Intangible Assets and Other Long-Lived Assets

         In accordance with SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", we assess long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

         We test goodwill and intangible assets not subject to amortization annually for impairment. Should events and circumstances indicate that the asset might be impaired at some time prior to the annual test, we will test more frequently. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

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

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue.

                                                    Year Ended December 31,
                                                --------------------------------
                                                 2002         2001         2000
                                                ------       ------       ------
Revenue                                         100.0%       100.0%       100.0%
                                                -----        -----        -----
Costs and expenses:
   Cost of revenue, excluding depreciation       75.1         73.8         73.0
   Selling, general and administrative            4.6          3.2          3.0
   Research and development                       0.5           --           --
   Depreciation                                   3.9          4.2          4.0
   Amortization of intangible assets              1.4          2.3          2.0
   Restructuring charges (credits)               (0.1)         0.2         (0.2)
   Other income (expense)                          --         (0.7)         1.7
                                                -----        -----        -----
    Total costs and expenses                     85.4         83.0         83.5
                                                -----        -----        -----
Operating income                                 14.6         17.0         16.5
Gain on sale of securities                         --           --          1.0
Equity in loss of investee                       (0.2)        (0.2)        (0.2)
Interest income, net                              0.3          0.9          1.0
                                                -----        -----        -----
Income before income taxes                       14.7         17.7         18.3
Income taxes                                      5.7          6.9          7.9
                                                -----        -----        -----
Net income                                        9.0%        10.8%        10.4%
                                                =====        =====        =====

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Revenues. Revenues increased 19.9% from $405.3 million in 2001 to $486.2 million in 2002. Revenue for the service segment increased 10.7% from $405.3 million in 2001 to $448.9 million in 2002. The increase was the result of acquisitions made in late 2001 and 2002. Revenue for the solutions segment were $37.9 million in 2002 and were the result of the acquisition of Lanier Healthcare LLC on July 1, 2002. There were $605 thousand in revenues between the two segments, which have been eliminated in consolidation.

         Cost of Revenues, excluding depreciation. Cost of revenue increased 22.1% from $299.1 million in 2001 to $365.1 million in 2002. As a percentage of revenue, cost of revenue increased from 73.8% in 2001 to 75.1% in 2002. Cost of revenue from the services segment increased from $299.1 million or 73.8% of revenue in 2001 to $340.7 million or 75.9% of revenue in 2002. The increase primarily resulted from increased payroll and transcription costs in addition to costs associated with development of our new transcription platform, partially offset by a decrease in telecommunications costs. Cost of revenue for the solutions segment was $24.6 million or 65.0% of revenue in 2002 consisting primarily of costs of equipment sold and payroll related costs.

         Selling, general and administrative. Selling, general and administrative expense increased 69.7% from $13.1 million in 2001 to $22.3 million in 2002. As a percentage of revenue, selling, general and administrative expense increased from $3.2% in 2001 to 4.6% in 2002. Of the increase in expense between the comparable periods $7.8 million of the increase results from the Lanier acquisition and largely relates to the cost of the sales force. The remaining $1.4 million increase is the result of increased costs to support operations.

         Research and development. Research and development costs were $2.7 million in 2002. These costs relate entirely to Lanier, which was acquired on July 1, 2002.

         Depreciation. Depreciation expense increased 10.7% from $17.0 million in 2001 to $18.8 million in 2002. As a percentage of revenue, depreciation decreased from 4.2% in 2001 to 3.9% in 2002. The increase in expense was due to capital purchases to support the revenue base. As a percentage of revenue, depreciation decreased as a result of our ability to reduce certain voice capture component costs through our acquisition of Digital Voice, Inc. early in 2001.

         Amortization of intangible assets. Amortization of intangible assets decreased from $9.4 million in 2001 to $6.8 million in 2002. The decrease is attributable to the elimination of goodwill amortization in accordance with SFAS 142, "Goodwill and Other Intangibles", reflecting a $3.4 million reduction of amortization partially offset by $800,000 of amortization of other intangibles associated with the Company's acquisitions in 2001 and 2002, which were accounted for using the purchase method.

         Restructuring (Credits). In December 2001, we approved a restructuring plan associated with the roll out of our new transcription platform. The plan included the closure of several operating facilities in order to improve operating efficiencies. Costs associated with the plan of approximately $1.5 million were recognized in 2001. The components of the restructuring charge and associated activity is as follows (000's omitted):

                                               Non-Cancelable
                                                   Leases        Severance      Total
                                               --------------    ---------      -----
2001 Restructuring charge                          $1,343          $125        $1,468
Payments against restructuring accrual in 2002       (546)          (44)         (591)
Revision to estimate recorded in 2002                (319)           --          (318)
                                                   ------          ----        ------
Accrual at December 31, 2002                       $  478          $ 81        $  559
                                                   ======          ====        ======


         Payments against the restructuring accrual are scheduled to be made through 2006.

         In November 2001, we completed the purchase of a medical transcription company. In connection with this acquisition, we established a restructure reserve of $1.8 million. The components of the restructuring charge and associated activity is as follows (000's omitted):

                                               Non-Cancelable
                                                   Leases        Severance      Total
                                               --------------    ---------      -----
2001 Restructuring charge                          $1,599          $191        $1,790
Payments against restructuring accrual:
   2001                                               (85)           --           (85)
   2002                                              (692)         (181)         (873)
Revision to estimate recorded in 2002                (296)           --          (296)
                                                   ------          ----        ------
Accrual at December 31, 2002                       $  526          $ 10        $  536
                                                   ======          ====        ======

         Payments against the restructuring accrual are scheduled to be made through 2005.

         In December 1998, the Company's board of directors approved management's restructuring plan associated with another entity. The components of the restructuring charge and associated activity is as follows (000's omitted):

                                                                                 Non-Cancelable
                                         Non-Cancelable                          Contracts and
                                            Leases            Severance         Other Exit Costs          Total
                                         --------------       ---------         ----------------          -----
1998 Restructuring Charge                   $3,835             $1,618               $1,086               $6,539
Payments against Restructuring accrual:

                1998                            --               (567)                (410)                (977)
                1999                          (437)              (723)                 (17)              (1,177)
                2000                          (556)               (20)                  --                 (576)
                2001                          (164)                --                   --                 (164)
                2002                          (343)                --                   --                 (343)

Revision to estimate recorded in 1999       (1,492)              (182)                (659)              (2,333)
Revision to estimate recorded in 2000         (471)                --                   --                 (471)
Revision to estimate recorded in 2001          (44)              (126)                  --                 (170)
Revision to estimate recorded in 2002         (257)                --                   --                 (257)
                                            ------             ------               ------               ------
Accrual at December 31, 2002                $   71             $   --               $   --               $   71
                                            ======             ======               ======               ======

         In 1997, an acquired entity had approved a separate management plan to close and/or merge several redundant customer service centers in order to reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to non-cancelable leases, the disposition of fixed assets and employee severance costs. During 2001, we revised our accrual estimates and $430,000 of the restructure accruals were reversed in connection with the revision. At December 31, 2001, the accrual had been fully utilized.

         Equity in losses of investee. As a result of our increased ownership in A-Life to 28.1% in January 2002, we were required to reflect this investment under the equity method of accounting. As a result, for 2002 we recognized a loss on investment of $895,000. This loss was the result of $333,000 of amortization related to $1 million of the investment being allocated to acquire software and $562,000 related to our share of A-Life's operating loss. Our equity in the losses for 2001 was $994,000. We increased our ownership in A-Life to 31.6% and 33.6% on June 28, 2002 and November 1, 2002, respectively.

         Interest income. We had net interest income of $3.7 million in 2001 and $1.2 million in 2002. The decrease is due to decreased rates of return on cash and cash equivalents.

         Income taxes. The income tax provision decreased from $27.9 million or 39.0% of pre-tax income in 2001 to $27.5 million or 38.5% of pre-tax income in 2002. The decrease in tax resulted from decreased pre-tax earnings in 2002.

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

         Costs of Revenues, excluding depreciation. Cost of revenues increased 12.5% from $265.8 million in 2000 to $299.1 million in 2001. As a percentage of revenues, cost of revenue increased from 73.0% in 2000 to 73.8% in 2001 due primarily to an increase in payroll expense in 2001.

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

         Equity in losses of investee. As a result of our increased ownership in A-Life to 28.1% in January 2002, we were required to reflect this investment under the equity method of accounting, for prior periods, using our 19.2% ownership percentage prior to January 2002. As a result we recognized a loss on investment of $929,000 and $994,000 for 2000 and 2001, respectively.

         Income Taxes. The income tax provision decreased from $28.8 million or 43.2% of pre-tax income in 2000 to $27.9 million or 39.0% of pre-tax income in 2001. The decrease primarily resulted from the majority of the tender offer costs incurred in 2000 not being deductible for tax purposes, and state tax planning.

Liquidity and Capital Resources

         At December 31, 2002, we had working capital of $141.9 million, including $103.4 million of cash and cash equivalents. During the year ended December 31, 2002, our operating activities provided cash of $82.7 million and during the year ended December 31, 2001 our operating activities provided cash of $82.2 million. The increase resulted from increased collections from accounts receivable and an increase in accounts payable, partially offset by a decrease in other current assets.

         During the year ended December 31, 2002, we used cash in investing activities of $66.0 million, consisting of $16.4 million of capital expenditures, $932 thousand of investments in A-Life Medical, Inc. and $48.7 million for acquisitions accounted for under the purchase method. During the year ended December 31, 2001, we used cash in investing activities of $93.5 million, consisting of $14.1 million of capital expenditures, $1.7 million of investments in A-Life Medical, Inc. securities and $77.7 million for acquisitions accounted for under the purchase method.

         During the year ended December 31, 2002, net cash provided by financing activities was $245 thousand, consisting of $2.4 million in proceeds from the issuance of common stock including option exercises and issuances in connection with employee benefit plans, partially offset by $2.1 million for repayment of long-term debt. During the year ended December 31, 2001, net cash provided by financing activities was $231,000 consisting of $1.2 million in proceeds from the issuance of common stock including option exercises and issuances in connection with employee benefit plans, partially offset by $938,000 for repayment of long-term debt.

         In April 2000, we made a $6.0 million investment in A-Life Medical, Inc., a leader in advanced natural language processing technology for the medical industry. In 2001, we advanced A-Life Medical, Inc. $1.0 million as a prepayment on a license agreement and we advanced $674,000 to A-Life Medical, Inc. in connection with an additional investment which closed in January 2002. In 2002, we invested an additional $892,000 in A-Life Medical, Inc. and purchased shares from six investors for $40,000. Our investment in A-Life Medical, Inc. is inherently risky due to the nature of its early stage development technology and related uncertain near term opportunities. We will continue to monitor this investment on a periodic basis. In the event the carrying value of the investment exceeds the fair value of the investment and the decline is determined to be other-than-temporary, an impairment charge will be recorded. Fair value for A-Life Medical, Inc. is based on estimates and assumptions used in forecasted financial models. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than carrying value; the financial condition of the company, including key operational and cash flow metrics; current market conditions, future projections and the business outlook for the company; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

         We have previously accounted for the investment in A-Life under the cost method. As a result of our increased ownership percentage from the January 2002 financing transaction, we began to account for the investment under the equity method. The 2001 and 2000 consolidated financial statements have been restated to reflect the change in accounting method.

         We believe that our cash and cash equivalent on hand, cash flow generated from operations and our ability to leverage the company will be sufficient to meet our current working capital and capital expenditure requirements.


Impact of New Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

         In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this consensus on the Company's consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, with a variable interest in a variable interest entity created before February 2, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this interpretation on the Company's consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

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

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements. The information called for by this Item is set forth on Pages F-1 through F-35.


Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
              DISCLOSURE

         A change in independent auditors from Arthur Andersen LLP to KPMG LLP was reported in a Current Report on Form 8-K dated July 16, 2002.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2003 Annual Meeting.

Item 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2003 Annual Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2003 Annual Meeting.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the 2003 Annual Meeting.

Item 14. CONTROLS AND PROCEDURES

         Quarterly evaluation of the Company's Disclosure Controls. Within the 90 days prior to the filing date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Based upon our controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Disclosure Controls evaluation.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

 10.6.1 Amendment No. 1 to Licensing Agreement, dated as of January 1, 2002 [incorporated by reference to Exhibit 10.6.1 of the Company's 2001 Annual Report on Form 10-K (the "2001 10-K"].

 10.6.2 Amendment No. 2 to Licensing Agreement, dated as of February 23, 2003 [filed herewith].

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

*10.14 Employment Agreement, dated as of March 15, 2002, between MedQuist and John A. Donohoe, Jr. [incorporated by reference to
               Exhibit 10.14 of the 2001 10-K].

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

*10.18 Employment Agreement, dated as of October 16, 2000 between the Company and Brian J. Kearns [incorporated by reference to Exhibit
               10.18 of the 2001 10-K].

 10.23 Registration Rights Agreement among the Company, David A. Cohen and Edward Forstein, dated September 30, 1996, [incorporated by reference to Exhibit 10.30.4 of the 9/30/95 10-Q].

 10.28 Form of Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.33 of the 1996 Registration Statement].

*10.29.1 Employment Agreement, dated December 22, 2000 between Lanier Healthcare, LLC and Dennis Mahoney, as amended July 1, 2002 [incorporated by reference to Exhibit 10.29.1 of Company's Form 10Q for the quarterly period ended September 30, 2002 (the "Q3 2002 10-Q")].

*10.29.2 Confidentiality and Non-Solicitation Agreement, dated as of July 1, 2002, between MedQuist Transcriptions, Ltd. and Dennis Mahoney [incorporated by reference to Exhibit 10.29.2 of the Q3 2002 10-Q].

*10.30 Employment Agreement, dated as of August 19, 1998 between Signal Transcription Network, Inc. and Robin R. Stults [incorporated by reference to Exhibit 10.30 of the Q3 2002 10Q].

 10.31 2002 Stock Option Plan of the Company [incorporated by reference to Exhibit 4.1 of the Company's Form 10Q for the quarterly period ended June 30, 2002].

 22.1          Subsidiaries [filed herewith].

 23.1          Consent of KPMG LLP filed herewith.

 23.2          Information Regarding Consent of Arthur Andersen LLP

 99.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)           Financial Statements and Financial Statement Schedule


1 The consolidated financial statements of the Company and its subsidiaries filed as part of this Report are listed on the attached Index to Consolidated Financial Statements. See page F-1.

2 Information required in various Schedules is included in the notes to the Consolidated Financial Statements.

(c)            Reports on Form 8-K


*     Management contract or compensatory plan or arrangement.


During the fourth quarter of 2002, the Company filed the following Reports on Form 8-K;

         October 23, 2002 relating to the Company's earnings release for the quarter ended September 30, 2002.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Marlton, State of New Jersey, on March 18, 2003.

                                    MedQuist Inc.

                                    By: /s/ David A. Cohen
                                        ---------------------------------------
                                    David A. Cohen, Chief Executive Officer and
                                    Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons as of March 18, 2003.

         Each person below, in so signing, also makes, constitutes and appoints David A. Cohen his true and lawful attorney-in-fact, with full power and substitution and resubstitution, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this Report.

Signatures                          Title

/s/ David A. Cohen                  Chairman and Chief Executive Officer (principal executive officer)
---------------------------
David A. Cohen


/s/ Brian J. Kearns                 Senior Vice President, Treasurer and Chief Financial Officer (principal
---------------------------         financial officer and principal accounting officer)
Brian J. Kearns

                                    Director
---------------------------
Hans M. Barella


/s/ Belinda W. Chew                 Director
---------------------------
Belinda W. Chew

/s/ William E. Curran               Director
---------------------------
William E. Curran


/s/ Stephen H. Rusckowski           Director
---------------------------
Stephen H. Rusckowski


/s/ A. Fred Ruttenberg              Director
---------------------------
A. Fred Ruttenberg


/s/ Richard H. Stowe                Director
---------------------------
Richard H. Stowe

                                    Director
---------------------------
John H. Underwood

                                    Director
---------------------------
Scott M. Weisenhoff


/s/ Erik J. Westerink               Director
---------------------------
Erik J. Westerink

I, David A. Cohen, Chief Executive Officer, certify that:

    1.  I have reviewed this annual report on Form 10-K of MedQuist Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 18, 2003


/s/ David A. Cohen
-----------------------
David A. Cohen
Chief Executive Officer

I, Brian J. Kearns, Chief Financial Officer, certify that:

    1.  I have reviewed this annual report on Form 10-K of MedQuist Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 18, 2003


/s/ Brian J. Kearns
-----------------------
Brian J. Kearns
Chief Financial Officer

                         MedQuist Inc. and Subsidiaries

                        Consolidated Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditors' Report Thereon)

                             MedQuist Inc. and Subsidiaries



                       Index to Consolidated Financial Statements




                                                                                            Page

Independent Auditors' Report                                                                 F-2

Report of Independent Public Accountants                                                     F-3

Consolidated Balance Sheets, December 31, 2002 and 2001                                      F-4

Consolidated Statements of Operations, Years ended December 31, 2002, 2001, and 2000         F-5

Consolidated Statements of Shareholders' Equity, Years ended December 31, 2002, 2001,
     and 2000                                                                                F-6

Consolidated Statements of Cash Flows, Years ended December 31, 2002, 2001, and 2000         F-7

Notes to Consolidated Financial Statements                                                   F-8


                          Independent Auditors' Report


The Board of Directors
MedQuist Inc.:


We have audited the 2002 consolidated financial statements of MedQuist Inc. and subsidiaries as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 consolidated financial statements of MedQuist Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the revision and restatement described in Notes 6 and 7, respectively, to the financial statements, in their report dated January 30, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedQuist Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 and 2000 financial statements of MedQuist Inc. and subsidiaries as listed in the accompanying index, were audited by other auditors who have ceased operations. As described in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, which was adopted by the Company as of January 1, 2002. In addition, as described in
Note 7, these financial statements have been restated to include changes from the cost method of accounting for an investment to the equity method in connection with an increase in the level of ownership as required by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We audited the adjustments that were applied to revise and restate the 2001 and 2000 financial statements. In our opinion, the transitional disclosures for 2001 and 2000 in Note 6 and the adjustments of the 2001 and 2000 financial statements for the change in method of accounting for the investment (Note 7) are appropriate and have been appropriately applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of MedQuist Inc. and subsidiaries other than with respect to such disclosures and adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.


/s/ KPMG LLP


Philadelphia, PA
March 3, 2003

The following report is a copy of a previously issued Arthur Andersen LLP ("Andersen") report and the report has not been reissued by Andersen. The Andersen report refers to the Balance Sheet as of December 31, 2000, which is no longer included in the accompanying financial statements.





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



                                                /s/ Arthur Andersen LLP



Philadelphia, Pennsylvania
January 30, 2002

                                MEDQUIST INC. AND SUBSIDIARIES

                                  Consolidated Balance Sheets
                                  December 31, 2002 and 2001
                                        (In thousands)

                                   Assets                                   2002       2001
                                                                          --------   --------
Current assets:
   Cash and cash equivalents                                              $103,392     86,334
   Accounts receivable, net                                                 86,465     78,429
   Prepaid expenses and other                                                3,673      1,374
   Inventories                                                               4,563        340
   Deferred income taxes                                                     6,238      6,178
                                                                          --------   --------
       Total current assets                                                204,331    172,655
Property and equipment, net                                                 37,804     34,167
Goodwill, net                                                              136,127    110,584
Other Intangible assets, net                                                73,798     57,219
Deferred income taxes                                                       15,524     20,197
Other                                                                        7,287      7,292
                                                                          --------   --------
                                                                          $474,871    402,114
                                                                          ========   ========
                    Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term debt                                      $     31      1,067
   Accounts payable                                                          9,908      4,562
   Accrued expenses                                                         33,701     30,990
   Deferred revenue                                                         18,789        333
                                                                          --------   --------
       Total current liabilities                                            62,429     36,952
                                                                          --------   --------
Long-term debt                                                                  54      1,088
                                                                          --------   --------
Other long-term liabilities                                                  1,427      1,187
                                                                          --------   --------
Commitments and contingencies (note 11) Shareholders' equity:
   Common stock, no par value. Authorized 60,000 shares;
          issued and outstanding 37,091 and 36,889 shares, respectively    229,149    225,503
   Retained earnings                                                       181,216    137,361
   Deferred compensation                                                        --        (31)
   Accumulated other comprehensive income                                      596         54
                                                                          --------   --------
Total shareholders' equity                                                 410,961    362,887
                                                                          --------   --------
                                                                          $474,871    402,114
                                                                          ========   ========

See accompanying notes to consolidated financial statements

                                   MEDQUIST INC. AND SUBSIDIARIES

                               Consolidated Statements of Operations
                           Years ended December 31, 2002, 2001, and 2000
                              (In thousands, except per-share amounts)

                                                                  2002         2001          2000
                                                               ---------      -------      -------
Revenues                                                       $ 486,166      405,308      364,149
                                                               ---------      -------      -------
Costs and expenses:
    Cost of revenues, excluding depreciation                     365,096      299,102      265,817
    Selling, general, and administrative                          22,253       13,117       11,078
    Research and development                                       2,736           --           --
    Depreciation                                                  18,829       17,001       14,720
    Amortization of intangible assets                              6,827        9,398        7,335
    Restructuring charges (credits)                                 (576)         868       (1,013)
    Other (income) expense                                            --       (3,000)       6,255
                                                               ---------      -------      -------
         Total costs and expenses                                415,165      336,486      304,192
                                                               ---------      -------      -------
         Operating income                                         71,001       68,822       59,957
Gain on sale of securities                                            --           --        3,672
Share in net loss of A-Life Medical, Inc.                           (895)        (994)        (929)
Interest income, net                                               1,202        3,754        3,874
                                                               ---------      -------      -------
         Income before income taxes                               71,308       71,582       66,574
Income taxes provision                                            27,453       27,940       28,773
                                                               ---------      -------      -------
Net income                                                     $  43,855       43,642       37,801
                                                               =========      =======      =======
Basic net income per common share                              $    1.18         1.18         1.05
                                                               =========      =======      =======
Diluted net income per common share                            $    1.16         1.16         1.02
                                                               =========      =======      =======

See accompanying notes to consolidated financial statements

                                                   MEDQUIST INC. AND SUBSIDIARIES

                                           Consolidated Statements of Shareholders' Equity
                                            Years ended December 31, 2002, 2001, and 2000
                                                           (In thousands)


                                                                                                              Accumulated
                                                              Common stock                                       other
                                                          -------------------      Retained     Deferred     comprehensive
                                                          Shares      Amount       earnings   compensation       income      Total
                                                          ------    ---------      --------   ------------   -------------  -------
Balance, December 31, 1999                                35,917    $ 200,205       55,918        (291)           704       256,536
                                                                                                                            -------
   Comprehensive income:
       Net income (see Note 7)                                --           --       37,801          --             --        37,801
       Change in unrealized gain on available for sale
         securities, net of tax                               --           --           --          --           (704)         (704)
                                                          ------    ---------      -------        ----           ----       -------
              Total comprehensive income                      --           --       37,801          --           (704)       37,097
   Exercise of common stock options, including
       tax benefit                                         1,381       37,025           --          --             --        37,025
   Shares repurchased retired                               (600)     (15,466)          --          --             --       (15,466)
   Amortization of deferred compensation                      --           --           --         163             --           163
   Issuance of common stock                                   71        1,522           --          --             --         1,522
                                                          ------    ---------      -------        ----           ----       -------
Balance, December 31, 2000 (see Note 7)                   36,769      223,286       93,719        (128)            --       316,877
                                                                                                                            -------
   Comprehensive income:
       Net income (see Note 7)                                --           --       43,642          --             --        43,642
       Cumulative translation adjustments                     --           --           --          --             54            54
                                                          ------    ---------      -------        ----           ----       -------
              Total comprehensive income                      --           --       43,642          --             54        43,696
   Exercise of common stock options, including
       tax benefit                                            51          909           --          --             --           909
   Amortization of deferred compensation                      --           --           --          97             --            97
   Issuance of common stock                                   69        1,308           --          --             --         1,308
                                                          ------    ---------      -------        ----           ----       -------
Balance, December 31, 2001 (see Note 7)                   36,889      225,503      137,361         (31)            54       362,887
                                                                                                                            -------
   Comprehensive income:
       Net income                                             --           --       43,855          --             --        43,855
       Cumulative translation adjustments                     --           --           --          --            542           542
                                                          ------    ---------      -------        ----           ----       -------
              Total comprehensive income                      --           --       43,855          --            542        44,397
   Exercise of common stock options, including
       tax benefit                                           168        2,781           --          --             --         2,781
   Amortization of deferred compensation                      --           --           --          31             --            31
   Issuance of common stock                                   34          865           --          --             --           865
                                                          ------    ---------      -------        ----           ----       -------
Balance, December 31, 2002                                37,091    $ 229,149      181,216          --            596       410,961
                                                          ======    =========      =======        ====           ====       =======

See accompanying notes to consolidated financial statements

                                     MEDQUIST INC. AND SUBSIDIARIES

                                 Consolidated Statements of Cash Flows
                             Years ended December 31, 2002, 2001, and 2000
                                             (In thousands)

                                                                      2002          2001         2000
                                                                   ---------       ------       ------

Operating activities:
 Net income                                                        $  43,855       43,642       37,801
 Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                   25,656       26,399       22,055
      Gain on sale of securities                                          --           --       (3,672)
      Equity in Loss of A-Life Medical, Inc.                             895          994          929
      Amortization of deferred compensation                               31           97          163
      Deferred income tax provision                                      650           57        2,797
      Pension contribution payable in common stock                       277          941          867
      Stock-based compensation to members of
         board of directors                                               --           --          311
      Tax benefit from exercise of employee stock options                882          239       17,720
      Changes in assets and liabilities excluding
         effects of acquisitions:
            Accounts receivable, net                                   8,827        6,763        1,071
            Prepaid expenses and other                                   386        5,782       (6,349)
            Inventories                                                 (473)           5           --
            Other assets                                                  45         (571)         437
            Accounts payable                                           1,071       (2,770)      (1,141)
            Deferred revenue                                           1,936         (152)        (128)
            Accrued expenses                                          (1,621)         244      (12,240)
            Other long-term liabilities                                  240          483          (85)
                                                                   ---------       ------       ------
              Net cash provided by operating activities               82,657       82,153       60,536
                                                                   ---------       ------       ------
Investing activities:
 Purchases of property and equipment                                 (16,448)     (14,058)     (17,492)
 Acquisitions, net of cash acquired                                  (48,657)     (77,737)      (8,102)
 Purchase of investments                                                  --           --         (728)
 Investment in/advances to A-Life Medical, Inc.                         (932)      (1,674)      (6,051)
 Proceeds from sale of investments                                        --           --        4,403
                                                                   ---------       ------       ------
              Net cash used in investing activities                  (66,037)     (93,469)     (27,970)
                                                                   ---------       ------       ------
Financing activities:
 Repayments of long-term debt                                         (2,142)        (938)      (1,568)
 Proceeds from exercise of common stock options                        1,899          670       19,305
 Proceeds from issuance of common stock                                  488          499          504
 Purchase and retirement of common stock                                  --           --      (15,466)
                                                                   ---------       ------       ------
              Net cash provided by financing activities                  245          231        2,775
                                                                   ---------       ------       ------
Effect of exchange rate changes                                          193           54           --
                                                                   ---------       ------       ------
              Net increase (decrease) in cash, cash equivalents,
                 and cash equivalent with related party               17,058      (11,031)      35,341
Cash, cash equivalents, and cash equivalent with related party,
 beginning of year                                                    86,334       97,365       62,024
                                                                   ---------       ------       ------
Cash, cash equivalents, and cash equivalent with related party,
 end of year                                                       $ 103,392       86,334       97,365
                                                                   =========       ======       ======

See accompanying notes to consolidated financial statements

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


(1)    Background and Summary of Significant Accounting Policies

       (a)    Background

              MedQuist Inc. (the Company or MedQuist) is a comprehensive provider of health information services and solutions. Over the past two years, MedQuist began offering coding reimbursement services, as well as on site solutions to the healthcare industry's document management needs. The Company currently manages its business in two segments (see note 1(s)).

              The Company is a majority-owned subsidiary of Koninklijke Philips Electronics N.V. (Philips) (see note 14).

       (b)    Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of MedQuist and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

       (c)    Translation of Foreign Currency

              In 2002 and 2001, the Company established foreign subsidiaries in the United Kingdom and Canada, both of which use the local currency as its functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within shareholders' equity. Foreign exchange rate gains and losses included in operating results are not material in 2002 and 2001.

       (d)    Use of Estimates and Assumptions

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

       (e)    Cash and Cash Equivalents

              Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less, and consist primarily of cash on deposit with banks. At times, cash balances held at financial institutions are in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institution. Management believes that no significant concentration of credit risk exists with respect to these cash investments.

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


              Interest income earned on investments in cash equivalents was $1,245, $3,524, and $3,915 for the years ended December 31, 2002,
              2001, and 2000, respectively.

       (f)    Cash Equivalent with Related Party

              Cash equivalent with related party consisted of cash deposited with Philips for the purpose of optimizing income from temporary excess cash. In the fourth quarter of 2000, the Company began participating in a deposit facility established by Philips which allowed investments up to $100 million to earn interest at LIBOR less 0.125%, for periods up to 365 days. The Company withdrew all funds invested in this related-party deposit facility in the second quarter of 2001 and, at December 31, 2002 and 2001 the Company had no such investment.

              Interest income earned on cash deposited with Philips was $0, $403 and $44 for the years ended December 31, 2002, 2001 and 2000, respectively.

       (g)    Investments in Marketable Securities

              Investments in marketable securities are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As such, the securities were carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a component of accumulated other comprehensive income within shareholder's equity.

              During 2000, the Company sold the marketable securities resulting in a gain of $3,672. No investments in marketable securities were held at in 2002 and 2001.

       (h)    Inventories

              Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

       (i)    Bad Debt Expense

              The Company estimates allowances for doubtful accounts receivables based on historical experience and evaluation of the financial condition of the customers. Historically, the estimates have been adequate to cover accounts receivable exposure. If circumstances related to the estimates change, the Company may need to record additional allowances.

       (j)    Property and Equipment

              Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years for furniture, equipment and software, and the lesser of the lease term or useful life for leasehold improvements. Repairs and maintenance costs are charged to expense as incurred, while additions and betterments are capitalized. Gains or losses on disposals are charged to operations.

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


       (k)    Goodwill and Other Intangible Assets

              Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

              In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


              reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was required for each reporting unit. However, the Company had only one reporting unit at that time. In this step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. The implied fair value of the reporting unit exceeded its carrying amount and the Company was not required to recognize an impairment loss.

              Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, ranging from 20 to 40 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from three to five years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. There were no Goodwill and other intangible asset impairment charges for the years ended December 31, 2002, 2001 and 2000.

       (l)    Impairment of Long-Lived Assets

              SFAS No. 144 provides a single accounting model for long-lived assets to be disposed. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's consolidated financial statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


              In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

              Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

              Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

              Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. There were no impairments of Long-Lived Assets in the years ended December 31, 2002, 2001 and 2000.

       (m)    Revenue Recognition

              A substantial portion of the Company's revenue is derived from providing medical transcription services, which are recognized when the services are rendered. These services are based primarily on contracted rates. A portion of the revenue is derived from the sale and implementation of voice-capture and document management solutions and maintenance service of these products. Revenue and profit on sales and implementation are recognized utilizing the percentage of completion method. With regard to service contracts, which are arranged separate from the product sale, the typical arrangement spans 12 months. Revenue on the service contracts is recognized on a straight line method over the term of the underlying service contract. Deferred revenues represent cash received from customers in advance of revenues being recognized for the related payment.

       (n)    Research and Development and Advertising Costs

              Research and development and advertising costs are charged to expense as incurred. Research and development expense was $2,736, $0 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively. Advertising costs were $1,618, $857, and $626 for the years ended December 31, 2002, 2001, and 2000, respectively.

       (o)    Income Taxes

              The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. The Company has recorded a valuation

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


              allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event management were to determine that the Company could not realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if management later determines that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation reserve would be reversed.

       (p)    Earnings Per Share

              Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period as adjusted for the dilutive effect of common stock equivalents, which consist primarily of stock options, using the treasury stock method.

       (q)    Fair Value of Financial Instruments

              Cash and cash equivalents, cash equivalent with related party, accounts receivable, accounts payable, and accrued expenses are reflected in the accompanying consolidated financial statements at fair value due to the short-term nature of these instruments. The carrying amount of debt obligations approximates fair value at the balance sheet dates.

       (r)    Comprehensive Income

              The Company's comprehensive income consists of net income, unrealized holding gains on available-for-sale securities and currency translation adjustments. The Company's comprehensive income is presented within the accompanying Consolidated Statements of Shareholders' Equity. At December 31, 2002 and 2001, the Company had a currency translation adjustments of $596 and $54 relating to its foreign subsidiaries in the United Kingdom and Canada, which are net of related deferred income taxes.

       (s)    Segment Information

              The Company manages its business in two segments; services and solutions. While the two segments are closely related, the services segment is largely comprised of transcription and coding services, while the solutions segment is comprised of the sale and service of voice products. See Note 19 for disclosure of certain financial information by segment.

       (t)    Statements of Cash Flow Information

              For the years ended December 31, 2002, 2001, and 2000, the Company paid interest of $160, $86, and $46, respectively, and income taxes of $22,811, $21,222 and $17,007, respectively.

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


              The following table displays the noncash financing activities resulting from the Company's business acquisitions (see note 2).

                                               Year ended December 31
                                       ----------------------------------
                                         2002         2001          2000
                                       -------      -------       -------
Noncash net assets acquired            $48,657       79,837         8,102
   Less seller notes and payables           --       (2,100)           --
                                       -------      -------       -------
Net cash paid for
   business acquisitions               $48,657       77,737         8,102
                                       =======      =======       =======

       (u)    Recent Accounting Pronouncements

              In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

              In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

              In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


              In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

              In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

              In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this consensus on the Company's consolidated financial statements.

              In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, with a variable interest in a variable interest entity created before February 2, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this Interpretation on the Company's consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


       (v)    Stock Options

              The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

              Had compensation cost for the Company's common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                                            Year ended December 31
                                                 ------------------------------------------
                                                   2002             2001             2000
                                                 --------         --------         --------
Net income:
   As reported                                   $ 43,855           43,642           37,801
   Add stock-based employee compensation
      expense included in reported net income,
      net of tax                                       19               59               93
   Impact of total stock-based compensation
      expense determined under fair-value
      based method for all rewards, net of tax     (8,342)          (8,702)          (4,283)
                                                 --------         --------         --------
   Pro forma                                     $ 35,532           34,999           33,611
                                                 ========         ========         ========
Basic net income per share:
   As reported                                   $   1.18             1.18             1.05
                                                 ========         ========         ========
   Pro forma                                     $   0.96             0.95             0.93
                                                 ========         ========         ========
Diluted net income per share:
   As reported                                   $   1.16             1.16             1.02
                                                 ========         ========         ========
   Pro forma                                     $   0.93             0.93             0.91
                                                 ========         ========         ========

              The above pro forma amounts may not be indicative of future amounts because option grants prior to January 1, 1995 have not been included and because future option grants are expected.

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


              The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          Year ended December 31
                             ----------------------------------------------
                              2002                2001                2000
                             ------              ------              ------
Risk-free interest rate       4.33%               5.92%               6.17%
Volatility                      57%                 56%                 55%
Expected dividend yield          0%                  0%                  0%
Expection option life        5 years             5 years             5 years


 (2)   Acquisitions

       In 2002, the Company completed five acquisitions for an aggregate purchase price of $48,657, which were all cash transactions. In addition, one of the acquisitions provides for an earn-out of up to $1,350. The acquisitions in 2002 were accounted for under the purchase method of accounting. Four of the acquisitions were made to expand the Company's coding business while the other acquisition, which was the most significant acquisition completed during the year, enables the Company to provide clients with onsite solutions to their document management needs. Additionally, this acquisition has provided the Company with a formal, professional sales force.

       In 2001, the Company completed seven acquisitions for an aggregate purchase price of $79,837, consisting primarily of $77,737 in net cash payments and $2,100 in notes due to the sellers. The acquisitions in 2001 were accounted for under the purchase method of accounting.

       In 2000, the Company completed eight acquisitions for an aggregate purchase price of $8,102, which were all cash transactions. The acquisitions in 2000 were accounted for under the purchase method of accounting.

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


       A summary of the final allocation of the purchase price to net assets acquired is as follows:

                                                Year ended December 31
                                          ----------------------------------
                                            2002         2001         2000
                                          --------     --------     --------
Purchase price:
   Cash paid for acquisition including
      transaction costs                   $ 48,657       77,737        8,102
   Notes due to sellers                         --        2,100           --
                                          --------     --------     --------
                                          $ 48,657       79,837        8,102
                                          ========     ========     ========
Purchase price allocation:
   Accounts receivable                    $ 16,863       10,037          238
   Inventories                               3,750           --           --
   Prepaid and other                         2,685          955           --
   Property and equipment                    6,016        2,097          526
   Deposits                                      5          109            2
   Deferred taxes                               --       24,018           --
   Goodwill                                 22,774       38,244           --
   Other Intangible assets                  23,406       15,549        7,427
   Accounts payable                         (4,275)      (3,100)          --
   Deferred revenue                        (16,520)        (247)          --
   Accrued expenses                         (5,975)      (7,287)         (50)
   Debt                                        (72)        (538)         (41)
                                          --------     --------     --------
                                          $ 48,657       79,837        8,102
                                          ========     ========     ========

       Included in the 2002 acquisitions was the acquisition of Lanier Healthcare, LLC. (Lanier) on July 1, 2002, for approximately $38,000 in cash. The following unaudited proforma information is presented as if the Lanier acquisition had been completed on January 1, 2001. All other acquisitions in 2002 were not material to the Company. Prior to 2001, Lanier was part of a consolidated company and separate financial statements are not available. Therefore, unaudited proforma information for the year ended December 31, 2000 is not presented.

                                        Year ended December 31
                                     ---------------------------
                                        2002             2001
                                     ----------       ----------
Revenue                              $  526,950          484,328
Net Income                               43,775           43,687
Basic net income per share                 1.18             1.19
Diluted net income per share               1.16             1.16

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


(3)    Restructuring Charges

       In December 2001, management approved a restructuring plan associated with the rollout of a new transcription platform. The plan included the closure of several operating facilities in order to improve operating efficiencies. Costs associated with the plan of approximately $1,468 were recognized in 2001. The components of the restructuring charge consist of $1,343 for remaining payments on noncancelable leases and $125 for severance of 28 individuals.

       As of December 31, 2002, the Company had paid $547 of the noncancelable leases and $44 of the severance in connection with the new transcription platform plan. In 2002, management revised the estimate of required reserves based on negotiated settlements with various landlords and or negotiated sublease arrangements and reversed $319 of the accrual related to noncancelable leases.

       In November 2001, the Company completed the purchase of a medical transcription company. In connection with this acquisition, the Company established a restructuring reserve of $1,790. The reserve consists of $1,599 for remaining payments on noncancelable leases and $191 for severance of 10 individuals.

       As of December 31, 2002, the Company had paid $777 of the noncancelable leases and $181 of the severance related to the acquisition restructure reserve. Also in 2002, management revised the estimate of required reserves and reversed $296 related to noncancelable leases.

       In December 1998, the Company's board of directors approved management's restructuring plan associated with the merger with another entity, that merger transaction was accounted for as a pooling-of-interests. The plan related primarily to the closure of several redundant operating facilities as well as certain corporate offices in order to improve operating efficiencies. Costs associated with the plan of approximately $6,539 were recognized in 1998. The significant components of the restructuring charge consist of $3,835 for remaining payments on noncancelable leases, $1,618 for severance and $1,086 for noncancelable contracts and other exit costs. The severance costs are attributable to 41 individuals from various levels of operational and senior management.

       From the date the restructuring charge was recorded in 1998 through December 31, 2002, the Company paid costs of $1,500 for noncancelable leases, $1,310 for severance and $427 for noncancelable contracts and other exit costs.

       In 1999, management revised the estimate of the required reserves and reversed $2,333 of the 1998 restructuring charges relating to $1,492 of noncancelable leases, $182 for severance and $659 for noncancelable contracts and other exit costs. In 2000 and 2001, management further revised the estimate of the required reserves and reversed $471 and $170, respectively, of the 1998 restructuring charge. All of the reversal in 2000 relates to noncancelable leases as well as $44 in 2001, while the remaining reversal in 2001 of $126 relates to severance. In 2002, management again revised the estimate of the required reserves and reversed $257 related to noncancelable leases based on negotiated settlements with landlords and or negotiated sublease arrangements.

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


       In 1997, an acquired entity had approved a separate management plan to close and/or merge several redundant operating facilities in order to reduce costs and improve operating efficiencies. The plan was completed during 1998 and included the cost of exiting certain facilities, primarily related to noncancelable leases, the disposition of fixed assets and employee severance costs. Costs associated with the plan of approximately $2,075 were recognized in 1997 in accordance with EITF 94-3. Included in this amount is approximately $705 for the disposal of assets and approximately $800 in severance and employee contract buy-outs. The balance is primarily related to noncancelable lease costs. The severance costs are attributable to eight individuals from various levels of operational and senior management. In 2001 and 2000, management revised its estimate of the required reserves and reversed $430 and $542, respectively, of the 1997 restructuring charge. At December 31, 2001, the accrual had been fully utilized.

       The following is a summary of activity in the restructuring accruals:



                                                     December 31
                                          --------------------------------
                                            2002        2001        2000
                                          --------    --------    --------
Restructuring accruals:
   Balance at beginning of year            $ 3,844       1,449       3,055
                                          --------    --------    --------
   Provision                                    --       1,468          --
   Adjustments:
      2001 restructuring                      (318)         --          --
      1998 restructuring                      (257)       (170)       (471)
      1997 restructuring                        --        (430)       (542)
                                          --------    --------    --------
               Net charge to operations       (575)        868      (1,013)
                                          --------    --------    --------
   Acquisition                                (296)      1,790          --

   Charges:
      2001 restructuring                    (1,465)        (85)         --
      1998 restructuring                      (342)       (165)       (576)
      1997 restructuring                        --         (13)        (17)
                                          --------    --------    --------
               Total charges                (1,807)       (263)       (593)
                                          --------    --------    --------
   Balance at end of year                 $  1,166       3,844       1,449
                                          ========    ========    ========

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


       The restructuring accruals at December 31, 2002 consist of the following components:

                            -----------------------------------
                             2001          1998          Total
                            -------       -------       -------
Severance                   $    91            --            91
Noncancelable leases          1,004            71         1,075
                            -------       -------       -------
                            $ 1,095            71         1,166
                            =======       =======       =======
 (4)      Inventories:

       Inventories consist of the following:

                                                          December 31
                                                  --------------------------
                                                     2002             2001
                                                  ---------        ---------
Raw materials                                     $   1,237               --
Finished goods                                        3,326              340
                                                  ---------        ---------
Total                                             $   4,563              340
                                                  =========        =========

(5)    Property and Equipment

                                                      December 31
                                                  --------------------------
                                                     2002             2001
                                                  ---------        ---------
Furniture, equipment and software                 $ 117,262           95,845
Leasehold improvements                                4,072            3,673
                                                  ---------        ---------
                                                    121,334           99,518
Less accumulated depreciation and amortization     (83,530)         (65,351)
                                                  ---------        ---------
                                                  $  37,804           34,167
                                                  =========        =========

       Depreciation and amortization expense was $18,829, $17,001 and $14,720 for the years ended December 31, 2002, 2001, and 2000, respectively.

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


(6)    Goodwill and Other Intangible Assets

       Amortization expense related to goodwill and other intangible assets was $6,827, $9,398 and $7,335 for the years ended December 31, 2002, 2001 and
       2000 respectively. The following tables reconcile previously reported net income and earnings per share as if the provisions of SFAS No. 142 were in effect from January 1, 2000:

                                                      Year ended December 31
                                                      ----------------------
                                                        2001          2000
                                                      --------      --------
Reported net income                                   $ 43,642        37,801
Add back:
   Goodwill amortization, net of tax                     2,073         1,648
                                                      --------      --------
Adjusted net income                                   $ 45,715        39,449
                                                      ========      ========


                                                      Year ended December 31
                                                      ----------------------
                                                        2001          2000
                                                      --------      --------
Reported basic net income per share                   $   1.18          1.05
Add back:
   Impact of goodwill amortization, net of tax            0.06          0.05
                                                      --------      --------
Adjusted basic net income per common share            $   1.24          1.10
                                                      ========      ========


                                                      Year ended December 31
                                                      ----------------------
                                                        2001          2000
                                                      --------      --------
Reported diluted net income per share                 $   1.16          1.02
Add back:
   Impact of goodwill amortization, net of tax            0.05          0.04
                                                      --------      --------
Adjusted diluted net income per common share          $   1.21          1.06
                                                      ========      ========

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


       The carrying amount of acquired intangible assets is as follows:

                                                                   December 31, 2002
                                           ----------------------------------------------------------------
                                             Weighted
                                             average
                                           amortization                       Accumulated          Net book
                                              period            Cost          amortization          value
                                           -------------     ---------        ------------        ---------
Amortizable intangible assets:
   Customer lists                            21 years        $  76,960           (13,235)            63,725
   Noncompete agreements                     4 years            11,218            (8,080)             3,138
   Other                                     4 years            10,804            (6,569)             4,235
                                                             ---------         ---------          ---------
                                             17 years           98,982           (27,884)            71,098
                                                             ---------         ---------          ---------

Nonamortizable intangible asset:
   Tradename                                   --                2,700                --              2,700
                                                             ---------         ---------          ---------
Total                                                        $ 101,682           (27,884)            73,798
                                                             =========         =========          =========

       During 2002, the Company recorded the following intangible assets in connection with acquisitions completed during the year. The acquired intangible assets include the following:

                                        Cost
                                     --------
Amortizable intangible assets:
   Customer lists                    $ 17,051
   Noncompete agreements                  555
   Other                                3,100
                                     --------
                                       20,706
                                     --------
Nonamortizable intangible asset:
   Tradename                            2,700
                                     --------
Total                                $ 23,406
                                     ========

       Estimated amortization expense for amortizable intangible assets for the next five years is: $6,896 in 2003, $5,985 in 2004, $5,511 in 2005,
       $4,131 in 2006 and $3,768 in 2007.

       The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


Balance as of January 1, 2002                                     $  110,584
Additional goodwill related to acquisitions                           22,774
Deferred income tax for previously completed stock acquisitions        2,769
                                                                   ---------
Balance as of December 31, 2002                                      136,127
                                                                   =========

       Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. For intangible assets identified as having indefinite useful lives, the Company was required to test those intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment was measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. The results of this analysis did not require the Company to recognize an impairment loss.

       The carrying amount of goodwill by segment as of December 31, 2002 is as follows:

                          Services      Solutions    Consolidated
                         ----------    ----------    ------------
Goodwill                 $  121,309        14,818         136,127
                         ==========    ==========    ============

       The goodwill related to the Solutions segment was recorded in connection with the Lanier acquisition completed on July 1, 2002.

(7)    Investment

       On April 6, 2000, the Company made a $6,051 investment in A-Life Medical, Inc. (A-Life), a privately held entity that is a leader in advanced natural language processing technology for the medical industry. The investment was initially recorded under the cost method of accounting as the Company owned 19.5% of A-Life's outstanding voting shares and had no control of this entity.

       In September 2001, the Company advanced $1,000 to A-Life as a prepayment on a license agreement. In December 2001 and January 2002, the Company advanced an aggregate of $783 to A-Life in connection with an additional equity investment that closed in January 2002. The initial investment and the subsequent advances have been classified as other assets in the accompanying consolidated balance sheets.

       As a result of the financing that closed in January 2002, the Company's investment increased to 28.1% of the outstanding voting shares of A-Life and, as such, the investment has been accounted for under the equity method of accounting. In accordance with Accounting Principles Board Opinion No. 18, the prior year financial statements have been retroactively adjusted. The previously reported net income for the years ended December 31, 2001 and 2000 has been decreased by $994 and $929,

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


       respectively, to reflect the equity in losses of A-Life Medical, Inc. The impact of the retroactive adjustments is to decrease previously reported diluted earnings per share by $0.02 and $0.02, respectively. The carrying amount of the investment in A-Life has also been adjusted to reflect the percentage ownership in the losses incurred by A-Life during the period the Company maintained the cost basis investment. Accordingly, the investment was reduced by $1,923 with a corresponding offset to retained earnings. In addition, because A-Life had a negative book value at the time of the change to the equity basis of accounting, the entire remaining adjusted investment was allocated to intangible assets, of which $1,000 was allocated to acquired software. The acquired software is being amortized over three years. The remaining amount was recorded as goodwill, which has a book value of $4,200 as of December 31, 2002.

       In 2002, the ownership interest in A-Life was further increased to 33.6%.

       The Company received approximately $29 and $16 of services from A-Life during the years ended December 31, 2002 and 2001, respectively.

(8)    Accrued Expenses

                                                            December 31
                                                  ----------------------------
                                                    2002                2001
                                                  --------            --------
Payroll, benefits and related taxes               $ 18,639              15,764
Restructuring charges                                1,166               3,844
Income taxes payable                                 3,143               1,271
Other employee related expenses                      2,318               2,318
Other                                                8,435               7,793
                                                  --------            --------
                                                  $ 33,701              30,990
                                                  ========            ========

(9)    Valuation Account

                                                   December 31
                                      ---------------------------------------
                                         2002          2001           2000
                                      ----------    ----------    ----------
Allowance for doubtful accounts:
   Balance at beginning of year       $    5,148         4,674         4,668
   Provision                                 926           940         1,015
   Acquisitions (note 2)                     647           541            --
   Charges                                (1,115)       (1,007)       (1,009)
                                      ----------    ----------    ----------
Balance at end of year                $    5,606         5,148         4,674
                                      ==========    ==========    ==========

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


(10)   Long-Term Debt

                                       December 31
                                 -----------------------
                                   2002           2001
                                 ------         -------
Seller notes                     $   75           2,100
Capital lease obligations            --              15
Other                                10              40
                                 ------         -------
                                     85           2,155
Less current portion                (31)         (1,067)
                                 ------         -------
                                 $   54           1,088
                                 ======         =======

       Interest expense on debt obligations was $43, $173 and $85 for the years ended December 31, 2002, 2001, and 2000, respectively.

       Long-term debt as of December 31, 2002, matures as follows:

2003                                             $   31
2004                                                 29
2005                                                 25
                                                 ------
                                                 $   85
                                                 ======

(11)   Commitments and Contingencies

       Rent expense for operating leases was $9,436, $8,233 and $6,969 for the years ended December 31, 2002, 2001, and 2000, respectively. Minimum annual rental commitments for noncancelable operating leases having terms in excess of one year as of December 31, 2002, are as follows:

2003                                           $  7,046
2004                                              3,997
2005                                              2,265
2006                                              1,463
2007                                                709
2008 and thereafter                               1,123
                                               --------
                                               $ 16,603
                                               ========

       The Company has an employment agreement, as amended, with a former chief executive officer. The agreement entitles this individual to receive retirement benefits of $75 per year for life plus certain other benefits, as defined. Included in other long term liabilities is $674 and $629 at December 31, 2002 and 2001, respectively, related to these retirement benefits. The employment agreement also requires the Company to loan the former chief executive officer's estate the necessary funds to exercise any options owned by the individual at the time of his death.

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


       The Company has employment agreements with nine executive officers, which expire at various times through June 2003, subject to renewal. These agreements provide an aggregate base compensation of $1,958 both in the years ended December 31, 2002 and 2003, plus incentive compensation based on a percentage of the executive's salary. These agreements also provide for certain other fringe benefits and payments upon termination of the agreements.

       The Company has severance agreements with certain executive officers that provide for one-time payments in the event of a change in control, as defined, if the officer is terminated within 12 months of the change. The payments range from 12-18 months of cash compensation paid to the executive officers in the fiscal year immediately prior to the change in control event. If the change in control had occurred on December 31, 2002, and the executive officers had been terminated, the payments would have aggregated $2,937.

       In the normal course of business, the Company is party to various claims and legal proceedings. Although the ultimate outcome of these matters if presently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have material effect upon the Company's consolidated financial position, results of operations, and liquidity.

(12)   Shareholder's Equity

       During the year ended December 31, 2000, the Company repurchased 600 shares of outstanding common stock for $15,466 at an average of $25.78 per share. All common stock acquired was subsequently retired.

       In 2000, the Company issued 22 shares of common stock to members of the board of directors. The fair value of the stock grants was $311.

       The Company also has a plan whereby certain nonemployee members of the board of directors have been granted common stock but the shares will not be issued until the directors terminate membership on the Board. Stock granted in 2002, 2001 and 2000 were 2, 3, and 1, respectively, with a fair value at the date of grant of $54, $54, and $36. Total accrued costs for this plan are $224 and $170 at December 31, 2002 and 2001, respectively.

       In 2002, 2001 and 2000, the Company issued a total of 34, 69 and 49 shares of common stock with a value of $865, $1,308 and $1,211, respectively, under Company sponsored savings and stock purchase plans (see Note 17).

(13)   Stock Option Plans

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

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


       In February 1998, an entity acquired by the Company, which acquisition was accounted for as a pooling-of-interests, issued 165 stock options to employees with exercise prices below the fair market value of the common stock on the date of grant. Accordingly, deferred compensation totaling $1,078 was recorded, of which $31, $97, and $163 was amortized to expense in 2002, 2001 and 2000, respectively. The deferred compensation was fully amortized at December 31, 2002.

       Information with respect to the Company's common stock options is as follows:

                                                 Exercise price      Aggregate
                                    Shares         per share          proceeds
                                   --------     --------------       ---------
Outstanding, December 31, 1999        3,169     $ 1.34 - 31.19       $  42,905
Granted                               2,056      17.06 - 70.00         105,380
Exercised                            (1,381)      1.67 - 44.00         (19,305)
Canceled                               (244)      5.21 - 70.00          (7,295)
                                   --------     --------------       ---------
Outstanding, December 31, 2000        3,600       2.17 - 70.00         121,685
Granted                               1,190      16.00 - 43.50          26,675
Exercised                               (51)      5.21 - 24.94            (670)
Canceled                               (165)     10.48 - 70.00          (7,410)
                                   --------     --------------       ---------
Outstanding, December 31, 2001        4,574       2.17 - 70.00         140,280
Granted                               1,252      26.90 - 29.25          36,484
Exercised                              (168)      2.17 - 24.94          (1,899)
Canceled                                (39)     16.00 - 70.00          (1,372)
                                   --------     --------------       ---------
Outstanding, December 31, 2002        5,619     $ 2.17 - 70.00       $ 173,493
                                   ========     ==============       =========

       At December 31, 2002, there were 2,548 exercisable options with an aggregate exercise price of $65,207 and 1,734 additional options available for grant under the plans. Exercisable options at December 31, 2001 and 2000 were 2,037 and 1,523 with an aggregate exercise price of $42,032 and $21,024, respectively.

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


       A summary of outstanding options and exercisable options at December 31, 2002 is as follows:

                                             Options outstanding                    Options exercisable
                                -------------------------------------------      ----------------------------
                                                 Weighted
                                                 average         Weighted                         Weighted
                                                remaining         average                          average
                                Number of      contractual       exercise        Number of        exercise
 Range of exercise prices        shares            life            price          shares            price
--------------------------      ---------      ------------     -----------      ---------       ------------
      $0.00 - $2.17                  7              1.4           $  2.17             7            $  2.17
       2.18 -  5.43                317              2.7              3.23           317               3.23
       5.44 - 13.53                545              3.7              7.46           530               7.38
      13.54 - 33.83              3,284              7.6             25.03         1,075              22.63
      33.84 - 70.00              1,466              7.4             58.73           619              57.94
                               -------                                           ------
                                 5,619              6.9           $ 30.88         2,548            $ 25.59
                               =======                                           ======

(14)   Other Income (Expense)

       In the first quarter of 2001, the Company received net proceeds of $3,000 in connection with the settlement of a lawsuit.

       In the third quarter of 2000, Philips completed a tender offer in which it acquired approximately 60% of the Company's outstanding Common stock for $51.00 per share. In connection with this tender offer, the Company incurred approximately $6,255 of costs, primarily related to investment banker fees. Since July 2000, Philips has purchased additional shares in the open market, at various prices, thereby increasing its ownership in the Company to approximately 70%.

(15)   Income Taxes

       For financial reporting purposes, earnings from operations before income taxes include the following components:

                                           Year ended December 31
                                 ---------------------------------------------
Earnings before income taxes:      2002             2001                2000
                                 --------         --------            --------
   United States                   71,383           72,188              66,574
   International                      (75)            (606)                 --
                                 --------         --------            --------
                                 $ 71,308           71,582              66,574
                                 ========         ========            ========

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


       The income tax provision consists of the following:

                                           Year ended December 31
                                 ------------------------------------------
                                   2002              2001            2000
                                 --------         --------         --------
Current:
   Federal                       $ 23,107           24,784           22,780
   State and local                  3,475            3,099            3,196
   International                      221               --               --
                                 --------         --------         --------
                                   26,803           27,883           25,976
                                 --------         --------         --------
Deferred:
   Federal                          1,198             (405)           2,534
   State and local                   (452)             462              263
   International                      (96)              --               --
                                 --------         --------         --------
                                      650               57            2,797
                                 --------         --------         --------
                                 $ 27,453           27,940           28,773
                                 ========         ========         ========

       A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                   Year ended December 31
                                                ---------------------------
                                                2002       2001       2000
                                                ----       ----       ----
Statutory federal income tax rate               35.0%      35.0%      35.0%
State income taxes, net of federal benefit       2.5        3.4        3.5
Other                                            1.0        0.6        4.7
                                                ----       ----       ----
                                                38.5%      39.0%      43.2%
                                                ====       ====       ====

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


       The tax affected temporary differences that give rise to deferred income taxes are as follows:

                                                            December 31
                                                     -------------------------
                                                       2002             2001
                                                     --------         --------
Deferred tax assets:
   Intangibles                                       $ 15,802           22,372
   Investment in A-Life                                 1,096              740
   Foreign net operating loss carryforwards             2,996            2,049
   Domestic net operating loss carryforwards            2,870            2,870
   Restructuring accruals                                 464              822
   Accruals and reserves                                4,184            2,728
   Vacation accrual                                     1,270              688
   Deferred compensation                                  662              526
   Other                                                  675              557
                                                     --------         --------
               Total deferred tax assets               30,019           33,352
                                                     --------         --------
Deferred tax liabilities:
   Fixed assets                                          (386)              --
   Cumulative translation adjustments                    (397)              --
                                                     --------         --------
               Total deferred tax liabilities            (783)              --
                                                     --------         --------
Valuation allowance                                    (7,474)          (6,977)
                                                     --------         --------
Net deferred tax assets                              $ 21,762           26,375
                                                     ========         ========

       In connection with a purchase business combination completed in November 2001, the Company acquired $28,048 in net deferred tax assets. Management believes that $6,378 of these deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance for this amount. This allowance was established in purchase accounting. A valuation allowance of $1,096 was recorded related to the deferred tax asset associated with the Company's investment in A-Life.

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


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

(16)   Earnings Per Share

       The table below sets forth the reconciliation of the numerators and denominators of the Company's basic and diluted income per share computations for the years ended December 31, 2002, 2001, and 2000.

                                                                      Per share
                                       Net income       Shares          amount
                                       ----------       ------        ---------
2002:
   Basic                                $43,855         37,013        $   1.18
   Effect of dilutive securities             --            862
                                        -------        -------
   Diluted                              $43,855         37,875            1.16
                                        =======        =======
2001:
   Basic                                $43,642         36,842            1.18
   Effect of dilutive securities             --            876
                                        -------        -------
   Diluted                              $43,642         37,718            1.16
                                        =======        =======
2000:
   Basic                                $37,801         36,154            1.05
   Effect of dilutive securities             --          1,015
                                        -------        -------
   Diluted                              $37,801         37,169            1.02
                                        =======        =======

       For the years ended December 31, 2002, 2001, and 2000, 2,247, 2,608 and 2,055 common stock options, respectively, were excluded from the diluted computation because the effect would be anti-dilutive.

(17)   Employee Benefit Plans

       (a)    Savings Plan

              The Company offers a savings plan under Section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute up to 15% of their compensation on a pretax basis. The Company matches 50% of the participant's contribution, up to

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


              5% of the participant's total compensation. The matching contribution is made on a quarterly basis using the Company's common stock. The charge to operations for the Company's matching contributions was $1,280, $941 and $867 in 2002, 2001, and 2000,
              respectively. The Company issued 14 shares in 2002, 34 shares in 2001, and 27 in 2000, in connection with the Company's matching contribution, with a value of $377, $809 and $707, respectively. Effective in the second quarter of 2002, the Company no longer issues new shares in connection with the match feature of the 401(k) savings plan. Instead, these shares are now purchased on the open market. During 2002, the Company purchased 34 shares on the open market for $810.

       (b)    Stock Purchase Plan

              All full-time employees except those who own 5% or more of the common stock of the Company, are eligible to participate in the Company's Employee Stock Purchase Plan (SPP). The SPP provides that participants may authorize the Company to withhold up to 10% of their earnings for the purchase of the stock. The purchase price of the common stock is determined by the Compensation Committee but shall not be less than 85% of the fair market value of the Common stock. Through the SPP, 20, 35 and 22 Common shares were purchased in 2002, 2001, and 2000 at a total purchase price of $488, $499, and $504, respectively.

(18)   Related-Party Transactions

       In the fourth quarter of 2000, the Company began participating in a deposit facility established by Philips which allowed investments up to $100 million to earn interest at LIBOR less 0.125 percent, for up to 365 days. The Company withdrew all funds invested in this related party deposit facility in the second quarter of 2001 and, at December 31, 2001, the Company had no such investment. The facility terminated in February 2002. Interest income earned on cash deposited with Philips was $402 for the year ended December 31, 2001, all of which was earned in the six months ended June 30, 2001.

       MedQuist incurred costs of $1,933 with Philips in the year ended December 31, 2001, related to a licensing agreement entered into to provide for the integration and use of certain Philips speech recognition technology. This agreement was amended in January 2002, which required a $150 up front payment in addition to a fee based on a per payroll line basis. For the year ended December 31, 2002, the $150 was paid and there have been no fees incurred on a payroll line basis. The agreement expires on May 22, 2005.

       In addition to the revision to the license agreement, the Company entered into a consulting agreement with Philips. This agreement calls for Philips to aid the Company with the integration of its speech and transcription technologies. Under this agreement, MedQuist has incurred costs of $468 for the year ended December 31, 2002.

       Presently, all business insurance coverages with the exception of workers' compensation, are provided by Philips. For the years ended December 31, 2002 and 2001, the Company incurred $133 and $0 in premiums with Philips under these policies.

       Philips also sells dictation related equipment to MedQuist and for the year ended December 31, 2002, the Company has incurred $851 in costs for such equipment.

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


       A member of the Company's board of directors is a partner in a law firm that has engaged to act as special counsel in certain matters. During the years ended December 31, 2002, 2001, and 2000, the Company paid this firm $29, $1,055 and $373, respectively.

       MedQuist also participates in a group purchasing agreement with Philips which allows MedQuist to participate in Philips' discounts on supplies. For the year ended December 31, 2002, the Company paid Philips $55 to participate in this program.

       Management believes that all related party transactions are on an arms-length basis.

(19)   Segment Financial Data

       Segment information is presented based on a management approach, which requires segmentation based on the Company's internal organization and disclosure of revenue and operating income based on internal accounting methods. The Company's financial reporting systems present various data for management to run the businesses, including profit and loss statements.

                                                Year ended December 31, 2002

                                                                        Intersegment
                         Services        Solutions       Corporate         items           Total
                         --------        ---------       ---------      ------------      -------
Revenue                 $  448,856         37,915             --           (605)          486,166
Cost of revenue            340,740         24,641             --           (285)          365,096
Depreciation and
   Amortization             22,927          1,583          1,146             --            25,656
Operating income            85,746          1,183        (15,614)          (314)           71,001
                        ----------         ------        -------           ----           -------
Total assets            $  400,329         66,256          8,741           (455)          474,871
                        ==========         ======        =======           ====           =======

                                                Year ended December 31, 2001

                                                                        Intersegment
                         Services        Solutions       Corporate         items           Total
                         --------        ---------       ---------      ------------      -------
Revenue                 $  405,308             --             --             --           405,308
Cost of revenue            299,102             --             --             --           299,102
Depreciation and
   amortization             25,464             --            935             --            26,399
Operating income            81,939             --        (13,117)            --            68,822
                        ----------         ------        -------           ----           -------
Total assets            $  393,841             --          8,273             --           402,114
                        ==========         ======        =======           ====           =======

                         MEDQUIST INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
                    (In thousands, except per share amounts)


                                                 Year ended December 31, 2000
                                                                           Intersegment
                             Services     Solutions       Corporate            Items           Total
                            ---------     ---------       ---------        ------------      --------
Revenue                     $ 364,149            --              --                --         364,149
Cost of revenue               265,817            --              --                --         265,817
Depreciation and
  Amortization                 21,554            --             501                --          22,055
Operating income               71,035            --         (11,078)               --          59,957
                            ---------     ---------       ---------         ---------       ---------
Total assets                $ 341,132            --           7,841                --         348,973
                            =========     =========       =========         =========       =========

(20)   Quarterly Supplemental Financial Data (Unaudited)

       The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the period ended December 31, 2002.

                                                                 Three months ended
                                             -----------------------------------------------------------
                                                March 31      June 30     September 30      December 31
                                               ---------    ---------     ------------      ------------
Year ended December 31, 2002:
   Revenues                                    $ 113,974      113,631          129,750           128,811
   Income before income taxes                     19,458       20,061           15,510            16,279
   Net income                                     11,966       12,338            9,539            10,012
   Basic net income per common share                0.32         0.33             0.26              0.27
   Diluted net income per common                    0.32         0.33             0.25              0.27
      share

Year ended December 31, 2001:
   Revenues                                    $  95,099       97,978          102,695           109,536
   Income before income taxes                     20,628       17,023           17,409            16,522
   Net income                                     12,573       10,364           10,612            10,093
   Basic net income per common share                0.34         0.28             0.29              0.27
   Diluted net income per common
      share                                         0.34         0.27             0.28              0.27

       The Company recorded a pretax gain of $3,000 in the first quarter of 2001 in connection with the settlement of a lawsuit (see note 14) and recorded a pretax restructuring charge of $1,468 in the fourth quarter of 2001 (see note 3). In the third quarter of 2000 the Company recorded pretax tender offer costs of $6,255 (see note 14). Based on the increase in the ownership percentage of A-Life and the resulting change to the equity method of accounting (see Note 7), the Company retroactively recorded its share in the net loss of A-Life Medical of $294, $274, $248 and $178 in the first, second, third and fourth quarters of 2001 respectively.