Form 10-Q
period 2003-03-31
MEDQUIST INC
filed 2003-05-13
CIK 884497

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                _________________

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                _________________

For the quarterly period                             Commission file number
ended March 31, 2003                                 0-19941


                                  MedQuist Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                                       22-2531298
-------------------------------                        -------------------
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes X No
                                                  ---   ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 37,140,976 shares of common stock, no par value, as of May 9, 2003.

                         MEDQUIST INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                         PAGE NO.
-------  ---------------------                                                                         --------
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at March 31, 2003 (Unaudited) and                                     1
         December 31, 2002

         Consolidated Statements of Income for the Three Months Ended March 31,
         2003 and 2002 (Unaudited)                                                                         2

         Consolidated Statements of Cash Flows for the Three Months Ended March 31,                        3
         2003 and 2002 (Unaudited)

         Notes to Consolidated Financial Statements (Unaudited)                                            4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                        17

Item 4.  Controls and Procedures                                                                          18

         Special Note Concerning Forward Looking Statements                                               18

PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings                                                                                19

Item 2.  Changes in Securities and Use of Proceeds                                                        19

Item 3.  Defaults upon Senior Securities                                                                  19

Item 4.  Submission of Matters to a Vote of Security Holders                                              19

Item 5.  Other Information                                                                                19

Item 6.  Exhibits and Reports on Form S-K                                                                 19

SIGNATURE                                                                                                 20
---------

SECTION 302 CERTIFICATIONS                                                                                21
--------------------------

                          Part I. Financial Information
                          -----------------------------
Item 1.  Consolidated Financial Statements

                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 March 31,      December 31,
                                                                                   2003             2002
                                                                                -----------     ------------
                                                                                (Unaudited)       Audited
Assets

Current assets:
   Cash and cash equivalents                                                    $124,838          $103,392
   Accounts receivable, net of allowance of $5,612 and
      $5,606                                                                      79,299            86,465
   Inventories                                                                     5,675             4,563
   Prepaid expenses and other current assets                                       2,808             3,673
   Deferred income taxes                                                           6,238             6,238
                                                                                --------          --------
       Total current assets                                                      218,858           204,331

Property and equipment, net                                                       37,580            37,804

Goodwill, net                                                                    135,883           136,127

Other intangible assets, net                                                      75,088            73,798

Deferred income taxes                                                             15,415            15,524

Other assets                                                                       7,275             7,287
                                                                                --------          --------

                                                                                $490,099          $474,871
                                                                                ========          ========

Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term debt                                            $     30               $31
   Accounts payable                                                                8,259             9,908
   Accrued expenses                                                               38,397            33,701
   Deferred revenue                                                               19,772            18,789
                                                                                --------          --------
       Total current liabilities                                                  66,458            62,429
                                                                                --------          --------

Long-term debt                                                                        54                54
                                                                                --------          --------

Other liabilities                                                                  1,697             1,427
                                                                                --------          --------

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value, 60,000 shares authorized,
        37,113 and 37,091 issued and outstanding                                 229,542           229,149
   Retained earnings                                                             191,741           181,216
   Accumulated other comprehensive income                                            607               596
                                                                                --------          --------
       Total shareholders' equity                                                421,890           410,961
                                                                                --------          --------
                                                                                $490,099          $474,871
                                                                                ========          ========

          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   2003              2002
                                                                ---------          --------
Revenues
  Services                                                      $106,816           $113,974
  Solutions                                                       17,846                ---
                                                                --------           --------
      Total Revenues                                            $124,662           $113,974
                                                                --------           --------

Cost of revenue, excluding depreciation
  Services                                                        80,484             85,010
  Solutions                                                       12,318                ---
                                                                --------           --------
      Total cost of revenue, excluding depreciation               92,802             85,010
Selling, general and administrative                                7,843              3,700
Research and development                                           1,357                ---
Depreciation                                                       4,636              4,234
Amortization of intangible assets                                  1,759              1,701
Gain on sale of building                                            (814)               ---
                                                                --------           --------
      Total costs and expenses                                   107,583             94,645
                                                                --------           --------
Operating income                                                  17,079             19,329
Equity in losses of investee                                        (184)              (184)
Interest income, net                                                 220                313
                                                                --------           --------
Income before income taxes                                        17,115             19,458
Income taxes provision                                             6,590              7,492
                                                                 -------           --------
Net income                                                      $ 10,525           $ 11,966
                                                                ========           ========

Basic net income per common share                               $   0.28           $   0.32
                                                                ========           ========

Diluted net income per common share                             $   0.28           $   0.32
                                                                ========           ========


          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                                2003        2002
                                                                                              --------    -------
Operating activities:
   Net income                                                                                 $ 10,525   $ 11,966
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                 6,395      5,935
   Gain on sale of building                                                                       (814)       ---
   Equity in losses of investee                                                                    184        184
   Pension contributions payable in Common Stock                                                   ---        280
   Amortization of deferred compensation                                                           ---          8
   Tax benefit for exercise of employee stock options                                               72        191
   Changes in assets and liabilities, excluding effects of acquisitions
       Accounts receivable, net                                                                  7,166     (1,051)
       Inventories                                                                              (1,112)        32
       Prepaid expenses and other current assets                                                   868       (240)
       Other assets                                                                               (172)      (121)
       Accounts payable                                                                         (1,649)       905
       Deferred revenue                                                                            376        (28)
       Accrued expenses                                                                          4,805      4,581
       Other long-term liabilities                                                                 270        271
                                                                                              --------   --------
Net cash provided by operating activities                                                       26,914     22,913
                                                                                              --------   --------

Investing activities:
   Purchases of property and equipment                                                          (4,375)    (3,861)
   Investment in A-Life Medical, Inc.                                                              ---       (109)
   Proceeds from sale of property                                                                  814        ---
   Acquisitions, net of cash acquired                                                           (2,238)    (4,089)
                                                                                              --------   --------
Net cash used in investing activities                                                           (5,799)    (8,059)
                                                                                              --------   --------

Financing activities:
   Repayments of long-term debt                                                                     (1)    (1,097)
   Proceeds from  exercise of common stock options                                                 228        527
   Proceeds from issuance of Common Stock                                                           93        232
                                                                                              --------   --------
Net cash provided by financing activities                                                          320        338
                                                                                              --------   --------

Effect of exchange rate changes                                                                     11        (83)
                                                                                              --------   --------

Net decrease in cash and cash equivalents                                                       21,446     14,433

Cash and cash equivalents, beginning of period                                                 103,392     86,334
                                                                                              --------   --------

Cash and cash equivalents, end of period                                                      $124,838   $100,767
                                                                                              ========   ========

Supplemental disclosure of cash flow information:
   Cash paid during period for:
       Interest  expense                                                                      $    ---   $    133
                                                                                              ========   ========
       Income taxes                                                                           $  1,300   $  1,077
                                                                                              ========   ========


          See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
          (Unaudited - amounts in thousands, except per share amounts)


Note 1.  Business and Basis of Presentation
-------------------------------------------

         MedQuist Inc. is a comprehensive provider of health information solutions and services, which offerings meet the medical document management needs of the Company's clients. Medical document management includes medical transcription plus other services and products related to health care information management such as coding, digital dictation systems, handheld units and speech recognition.

         MedQuist Inc. is a majority owned subsidiary of Koninklijke Philips Electronics N.V. (Philips).

         The information set forth in these statements is unaudited. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the financial position, results operations and cash flows of MedQuist Inc. and its consolidated subsidiaries for the periods indicated. Results of operations and cash flow for the interim period ended March 31, 2003 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

Note 2.  Acquisitions
---------------------

         During 2002, we completed five acquisitions. A summary of the allocation of the purchase price to net assets acquired is as follows:

Accounts receivable                       $16,863
Inventories                                 3,750
Prepaid and other                           2,685
Property and equipment                      6,016
Deposits                                        5
Goodwill                                   22,774
Other intangible assets                    23,406
Accounts payable                           (4,275)
Deferred revenue                          (16,520)
Accrued expenses                           (5,975)
Debt                                          (72)
                                          -------
Cash paid for acquisition
  including transaction costs             $48,657
                                          =======

         Included in the 2002 acquisitions was the acquisition of Lanier Healthcare, LLC ("Lanier") on July 1, 2002, for $38.0 million in cash. The following unaudited proforma information is presented as if the Lanier acquisition had been completed on January 1, 2002. All other acquisitions in 2002 were not material to the Company.


                                                  Three Months Ended
                                                     March 31, 2002
                                                  ------------------

Revenue                                               $134,064
Net Income                                              11,524
Basic net income
  per common share                                       $0.31
Diluted net income
  Per common share                                       $0.30


         During the three months ended March 31, 2003, we completed one acquisition. A summary of the allocation of the purchase price to net assets acquired is as follows:

Prepaid and other                                       $    3
Property and equipment                                      37
Noncompete agreements                                      250
Other intangible assets                                  2,799
Deferred revenue                                          (607)
                                                        ------
Purchase price                                           2,482
Refund of escrow from 2002
   acquisition                                           (244)
                                                        ------

Net cash paid for acquisition
   including transaction costs                          $2,238
                                                        ======

During the three months ended March 31, 2003, we negotiated the return of an escrow related to an acquisition completed in 2002. This escrow refund was applied as a reduction to the goodwill created by the acquisition (See Note 4).

Note 3.  Restructuring Charges
------------------------------

         In December 2001, we approved a restructuring plan associated with the roll out of our new transcription platform. The plan includes the closure of several operating facilities in order to improve operating efficiencies. Costs associated with the plan of approximately $1,468 were recognized in 2001 in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The components of the restructuring charge and associated activity are as follows:

                                               Non-Cancelable
                                                   Leases           Severance     Total
                                               --------------       ---------     -----

2001 Restructuring charge                          $1,343             $125        $1,468
Revisions to estimate recorded in 2002               (319)             ---          (319)
Payments against restructuring accrual:
  2002                                               (546)             (45)         (591)
  2003                                                (46)             ---           (46)
                                                   ------             ----        ------

Accrual at March 31, 2003                          $  432             $ 80        $  512
                                                   ======             ====        ======

         In November 2001, we completed the purchase of a medical transcription company. In connection with this acquisition, we established a restructure reserve of $1,790. The components of the restructuring charge and associated activity are as follows:

                                                Non-Cancelable
                                                    Leases           Severance     Total
                                                --------------       ---------    -------

2001 Restructuring charge                          $1,599             $191        $1,790
Payments against restructuring accrual:
         2001                                         (85)              --           (85)
         2002                                        (692)            (181)         (873)
         2003                                        (160)              --          (160)

Revisions to estimate recorded in 2002               (296)              --          (296)
                                                   ------             ----        ------

Accrual at March 31, 2003                          $  366             $ 10        $  376
                                                   ======             ====        ======

         In December 1998, the Company's board of directors approved management's restructuring plan associated with another acquired entity. The components of the restructuring charge and associated activity are as follows:

                                                                                   Non-Cancelable
                                             Non-Cancelable                        Contracts and
                                                Leases          Severance         Other Exit Costs          Total
                                             --------------     ---------         ----------------         -------

1998 Restructuring Charge                      $3,835            $1,618               $1,086               $6,539
Payments against Restructuring accrual:
         1998                                     ---              (567)                (410)                (977)
         1999                                    (437)             (723)                 (17)              (1,177)
         2000                                    (556)              (20)                 ---                 (576)
         2001                                    (164)              ---                  ---                 (164)
         2002                                    (343)              ---                  ---                 (343)
         2003                                      (8)              ---                  ---                   (8)

Revision to estimate recorded in:
         1999                                  (1,492)             (182)                (659)              (2,333)
         2000                                    (471)              ---                  ---                 (471)
         2001                                     (44)             (126)                 ---                 (170)
         2002                                    (257)              ---                  ---                 (257)
                                               ------            ------               ------               ------

Accrual at March 31, 2003                      $   63            $  ---               $  ---               $   63
                                               ======            ======               ======               ======


The remaining liability associated with the above restructuring plans is recorded in accrued expenses.

Note 4. Goodwill and Intangible Assets
--------------------------------------

         The changes in the carrying amount of goodwill, net for the period ended March 31, 2003, were as follows:

         Balance at December 31, 2002                                $136,127
         Refund of escrow from 2002 acquisition                          (244)
                                                                     --------
         Balance at March 31, 2003                                   $135,883
                                                                     ========

         The carrying amount of acquired intangible assets as of March 31, 2003 is as follows:

                                   Weighted Average
                                     Amortization     Gross Carrying   Accumulated         Net Book
                                       Period              Amount      Amortization         Value
                                   ----------------   --------------   ------------        -------
Customer Lists                        21 years           $ 76,960         $14,187          $62,773
Noncompete Agreements                  4 years             11,468           8,335            3,133
Other                                  4 years             13,603           7,121            6,482
                                      --------           --------         -------          -------
                                      17 years            102,031          29,643           72,388
Nonamortizable intangible asset:
   Tradename                               ---              2,700             ---            2,700
                                                         --------         -------          -------
Total                                                    $104,731         $29,643          $75,088
                                                         ========         =======          =======

Note 5. Investment in A-Life Medical, Inc.
------------------------------------------

         In January 2002, the Company increased its ownership in A-Life Medical, Inc. (A-Life) to 28.1% of the outstanding voting shares of A-Life. As such, effective January 2002, the Company began accounting for the investment under the equity method of accounting. Because A-Life had negative book value at the time of the change to the equity basis of accounting, the entire investment was allocated to intangible assets, of which $1 million was allocated to acquired software. The acquired software is being amortized over three years. The remaining amount was recorded as goodwill. In 2002, the Company's ownership was further increased to 33.6%. Throughout this period, A-Life has operated at a loss and the Company has recognized its portion of this loss, along with the amortization of the software, as equity in losses of investee on the income statement, with a corresponding reduction in the investment.

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

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

                                                            Three Months Ended March 31,
                                  ------------------------------------------------------------------------------
                                                 2003                                         2002
                                  -----------------------------------           --------------------------------
                                     Net                    Per Share             Net                  Per Share
                                   Income       Shares        Amount            Income       Shares      Amount
                                  --------     --------     ---------           -------     --------   ----------
Basic                             $10,525      37,110         $0.28             $11,966      36,932       $0.32

Effect of dilutive securities         ---         520                               ---       1,026
                                  -------      ------                           -------      ------


Diluted                           $10,525      37,630         $0.28             $11,966      37,958       $0.32
                                  =======      ======         =====             =======      ======       =====



         For the three months ended March 31, 2003 and 2002, options to acquire 4,428 and 3,206 shares of Common Stock, respectively, were outstanding but were not included in the computation of diluted net income per share. These shares were not included in the computation because the exercise prices of the options were greater than the average market prices for Common Stock during the periods.

Note 7. Stock Based Compensation
--------------------------------

         The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148.

Had compensation cost for the Company's common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the following pro forma amounts:


                                                                    Three months ended March 31,
                                                                     2003                  2002
                                                                   --------              --------
Net income:
  As reported                                                      $10,525               $11,966
  Add stock-based employee compensation
    expense included in reported net income,
    net of tax                                                         ---                     5

  Impact of total stock-based compensation
    expense determined under fair-value
    based method for all rewards, net of tax                        (1,950)               (2,086)
                                                                   -------               -------

Pro forma                                                          $ 8,575               $ 9,885
                                                                   =======               =======

Basic net income per share:
  As reported                                                      $  0.28               $  0.32
                                                                   =======               =======
  Pro forma                                                        $  0.23               $  0.27
                                                                   =======               =======

Diluted net income per share:
  As reported                                                      $  0.28               $  0.32
                                                                   =======               =======
  Pro forma                                                        $  0.23               $  0.26
                                                                   =======               =======

The above pro forma amounts may not be indicative of future amounts because option grants prior to January 1, 1995 have not been included and because future option grants are expected.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                Three months ended March 31,
                                                 2003                 2002
                                                ------              --------

Risk-free interest rate                          2.99%                4.33%
Volatility                                         50%                  57%
Expected dividend yield                             0%                   0%
Expection option life                          5 years              5 years


Note 8. Related Party Transactions
----------------------------------

         In March 2003, the Company agreed to amend the licensing agreement with Philips Speech Processing. This amendment adjusts the fees to be charged to the Company for the use of the Philips speech product as well as defined terms for paying Philips for further development of the product, in addition to consulting work which Philips is providing. Through March 31, 2003, the Company paid $54 related to the consulting work to Philips.

         Presently, all business insurance coverages, with the exception of worker's compensation, are provided by Philips. For the three months ended March 31, 2003, the Company paid $2 in premiums to Philips for these policies.

         Philips also sells dictation related equipment to MedQuist and for the three months ended March 31, 2003, the Company paid $141 in costs for such equipment.

         Management believes that the transactions with Philips are on an arms-length basis.

Note 9. Commitments and Contingencies
-------------------------------------

         During the three months ended March 31, 2003 there have been no items that significantly impact the Company's commitments and contingencies as disclosed in the notes to the 2002 annual financial statements as filed on Form 10-K.

Note 10. New Accounting Pronouncements
--------------------------------------

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim periods ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

         In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Management is currently evaluating the impact of the adoption of this consensus on the Company's consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. Management is currently evaluating the impact of the adoption of this interpretation on the Company's consolidated financial statements.

Note 11. Segment Information
----------------------------

         MedQuist manages its business in two segments; services and solutions. While the two segments are closely related, the services segment is largely comprised of transcription and coding services, while the solution segment is comprised of sale and service of voice products.

         Segment information is presented in accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". This Statement is based on a management approach, which requires segmentation based on the Company's internal organization and disclosure of revenue and operating income based on internal accounting methods. The Company's financial reporting systems present various data for management to run the business, including profit and loss statements. However, this Statement does not require an enterprise to report information that is not prepared for internal use, if reporting it would be impractical.

Three Months Ended March 31,
----------------------------

                                                                        Intersegment
2003                                Services           Solutions           Items             Consolidated
----                                --------           ---------        ------------         ------------

Revenue                             $106,816           $17,945             $(99)                $124,662
Cost of revenue,
  excluding depreciation              80,484            12,353              (35)                  92,802
                                    --------           -------              ----                --------
Gross profit                        $ 26,332           $ 5,592             $(64)                $ 31,860
                                    ========           =======              ====                ========


2002
----

Revenue                             $113,974               N/A                --                $113,974
Cost of revenue,
  excluding depreciation              85,010                --                --                  85,010
                                    --------           -------              ----                --------
Gross profit                        $ 28,964               N/A                --                $ 28,964
                                    ========           =======              ====                ========


         A reconciliation of MedQuist's consolidated segment gross profit to operating income is as follows:

                                                      Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                      2003            2002
                                                     -------        --------

Consolidated segment gross profit                    $31,860        $28,964
Selling, general and administrative                   (7,843)        (3,700)
Research and development                              (1,357)           ---
Depreciation                                          (4,636)        (4,234)
Amortization of intangible assets                     (1,759)        (1,701)
Gain on sale of building                                 814            ---
                                                     -------        -------
Operating income                                     $17,079        $19,329
                                                     =======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

Critical Accounting Policies and Estimates
------------------------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

         Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. These critical accounting policies and estimates have been discussed with the Company's audit committee.

Revenue Recognition
-------------------

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

Bad Debt
--------

         We estimate an allowance for doubtful accounts receivables based on historical experience and evaluation of the financial condition of the customers. Historically, our estimates have been adequate to cover accounts receivable exposure. If circumstances related to our estimates change, we may need to record increases to the allowance.

Valuation of Goodwill, Other Intangible Assets and Other Long-Lived Assets
--------------------------------------------------------------------------

         In accordance with SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", we assess long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

         We test goodwill and intangible assets not subject to amortization annually for impairment. Should events and circumstances indicate that the asset might be impaired at some time prior to the annual test, we will test more frequently. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

Deferred Taxes
--------------

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

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial data in the Company's Unaudited Consolidated Statements of Income as a percentage of net revenue:

                                                       Three Months Ended
                                                            March 31,
                                                      -----------------------
                                                       2003             2002
                                                      ------           ------
Revenue                                               100.0%           100.0%
Costs and expenses:
   Cost of revenue, excluding depreciation             74.4             74.6
   Selling, general and administrative                  6.3              3.2
   Research and development                             1.1               --
   Depreciation                                         3.7              3.7
   Amortization of intangible assets                    1.4              1.5
   Gain on sale of building                            (0.6)              --
                                                      -----            -----
Operating income                                       13.7             17.0
Equity in losses of investee                           (0.1)            (0.2)
Interest income, net                                    0.1              0.3
                                                      -----            -----
Income before income taxes                             13.7             17.1
Income taxes                                            5.3              6.6
                                                      -----            -----
Net income                                              8.4%            10.5%
                                                      =====            =====


Three Months Ended March 31, 2003
---------------------------------

Revenue. Revenue increased 9.4% from $114.0 million for the three months ended March 31, 2002 to $124.7 million for the comparable 2003 period. Revenues for the services segment decreased 6.3% from $114.0 million for the three months ended March 31, 2002 to $106.8 million for the comparable 2003 period. The decrease is largely the result of attrition created by competitive pricing pressure. Revenues for the solutions segment were $17.9 million for the three months ended March 31, 2003 and were the result of the acquisition of Lanier Healthcare LLC on July 1, 2002. There were $99 thousand in revenues between the two segments, which have been eliminated in consolidation.

Cost of Revenue, excluding depreciation. Cost of revenue increased 9.2% from $85.0 million for the three months ended March 31, 2002 to $92.8 million for the comparable 2003 period. Cost of revenue for the services segment was $85.0 million, or 74.6% of revenue, and $80.5 million, or 75.3% of revenue, for the three month periods ended March 31, 2002 and March 31, 2003, respectively. The decrease in actual costs was due to a large portion of the costs of this segment being variable and declining as revenue declined, partially offset by an increase in payroll costs. Cost of revenue for the solutions segment was $12.4 million, or 68.8% of revenue, for the three months ended March 31, 2003, and was the result of the acquisition of Lanier Healthcare LLC on July 1, 2002.

Selling, general and administrative. Selling, general and administrative expenses increased 112.0% from $3.7 million for the three months ended March 31, 2002 to $7.8 million for the comparable 2003 period. As a percentage of revenues, selling, general and administrative expenses increased from 3.2% for the three months ended March 31, 2002 to 6.3% for the comparable 2003 period. Of the increase in expenses between comparable periods, $3.4 million was the result of the Lanier acquisition and largely relates to the cost of the sales force. The remaining $700 thousand increase was the result of increased costs to support the operations.

Research and development. Research and development costs were $1.4 million for the three months ended March 31, 2003. These costs relate entirely to Lanier, which was acquired on July 1, 2002.

Depreciation. Depreciation expense increased 9.5% from $4.2 million for the three months ended March 31, 2002 to $4.6 million for the comparable 2003 period. As a percentage of revenues, depreciation was consistent at 3.7% of revenue for both periods.

Amortization of intangible assets. Amortization of intangible assets increased from $1.7 million for the three months ended March 31, 2002 to $1.8 million for the comparable 2003 period. The increase is attributable to the Company's acquisitions in 2002 and 2003.

Equity in losses of investee. We reflect our investment in A-Life Medical, Inc. under the equity method of accounting. As such, we have recognized $184 thousand in a loss in investment for the periods ended March 31, 2002 and March 31, 2003. These losses were the result of amortization of $83 thousand related to $1 million of the investment being allocated to acquired software and $101 thousand related to our share of A-Life's operating loss in both periods.

Interest income, net. We had net interest income of $313 thousand for the three months ended March 31, 2002 and net interest income of $220 thousand for the comparable 2003 period. The decrease was due to decreased rates of return on liquid investments.

Income taxes. Income taxes decreased from $7.5 million for the three months ended March 31, 2002 to $6.6 million for the comparable 2003 period. The decrease in income taxes resulted from decreased pre-tax earnings.

Liquidity and Capital Resources
-------------------------------

         At March 31, 2003, we had working capital of $152.4 million, including $124.8 million of cash and cash equivalents. During the three months ended March 31, 2003, our operating activities provided cash of $26.9 million and during the three months ended March 31, 2002 our operating activities provided cash of $22.9 million. The increase is primarily due to increased collections in accounts receivable, partially offset by increases in inventories and a decrease in accounts payable.

         During the three months ended March 31, 2003, we used cash in investing activities of $5.8 million, consisting of $4.4 million of capital expenditures and $2.2 million for an acquisition, partially offset by $814 thousand in proceeds from the sale of a building. During the three months ended March 31, 2002, we used cash for investing activities of $8.1 million, consisting of $3.9 million of capital expenditures, $4.1 million for acquisitions and $109 thousand of additional investment in A-Life Medical.

         During the three months ended March 31, 2003, net cash provided by financing activities was $320 thousand. During the three months ended March 31, 2002, cash used in financing activities was $338 thousand.

         We believe that our cash and cash equivalents generated from operations and our borrowing capacity will be sufficient to meet our current working capital and capital expenditure requirements.

         During the three months ended March 31, 2003, there have been no items that significantly impact our commitments and contingencies as discussed in the notes to the 2002 Annual Financial Statements as filed on Form 10-K. In addition, we have no significant off balance sheet arrangements.

New Accounting Pronouncements
-----------------------------

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

Activity". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 did not have a material effect on the Company's consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim periods ending after December 15, 2002 and are included in the notes to the Company's consolidated financial statements.

         In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Management is currently evaluating the impact of the adoption of this consensus on the Company's consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. Management is currently evaluating the impact of the adoption of this interpretation on the Company's consolidated financial statements.

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

Item 4. Controls and Procedures

         Quarterly evaluation of the Company's Disclosure Controls. Within the 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC"). Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.

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

         Based upon our Disclosure Controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Disclosure Controls evaluation.

Special Note Concerning Forward Looking Statements
--------------------------------------------------

         Some of the information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We also may have referred you to this note in other written or oral disclosures we have made. These statements include forward-looking language such as "will likely result," "may," "are expected to," "is anticipated," "estimated," "projected," "intends to," or other similar words. Our actual results are likely to differ, and could differ materially, from the results expressed in, or implied by, these forward-looking statements. There are many factors that could cause these forward-looking statements to be incorrect, including but not limited to the following risks: risks associated with (1) our ability to recruit and retain qualified transcriptionists and other employees; (2) inability to complete and assimilate acquisitions of businesses especially acquisitions of non-medical transcription businesses, because we have no prior experience in such businesses; (3) dependence on our senior management team and new senior management from non-medical transcription acquisitions; (4) the impact of new services or products on the demand for our existing services;
(5) our current dependence on medical transcription for a majority of our business; (6) our ability to expand our customer base; (7) our ability to maintain our current growth rate in revenue and earnings; (8) the volatility of our stock price; (9) our ability to compete with others; (10) changes in law, including without limitation, the impact of the Health Information Portability and Accountability Act ("HIPAA") will have on our business; (11) infringement on the proprietary rights of others; (12) our failure to comply with confidentiality requirements; (13) the inability to predict future economic or market conditions; and (14) risks inherent in diversifying into other businesses, such as from the acquisitions of Lanier Healthcare (digital dictation equipment), and entering into the medical record coding reimbursement business. When considering these forward-looking statements, you should keep in mind these risk factors and other cautionary statements we make in connection with such statements, and you should recognize that those forward-looking statements speak only as of the date made. MedQuist does not undertake any obligation to update any forward-looking statement included in this Form 10-Q or elsewhere. Other risk factors and cautionary statements are set forth in our other filings with the SEC, and you are encouraged to read those.

                           Part II. Other Information
                           --------------------------

Item 1. -  Legal Proceedings                                          - None

Item 2. -  Changes in Securities and Use of Proceeds                  - None

Item 3. -  Defaults upon Senior Securities                            - None

Item 4. -  Submission of Matters to a Vote of Security Holders        - None

Item 5. -  Other Information

           a) Section 202 Disclosure to Investors

              Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Company discloses that its audit committee has approved the performance of tax services by its independent auditor.

Item 6. - Exhibits and Reports on Form S-K

           a) Exhibits:

              Exhibit 99.1 - Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.2 - Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           b) The Company filed the following Reports on Form 8-K

                   File Date                     Item Reported
                   ---------                     -------------

                   February 13, 2003             Regulation FD Disclosure in connection
                                                 with earnings release and conference call


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MedQuist Inc.
                                          Registrant

Date: May 13, 2003                        By: Brian J. Kearns
                                              ------------------------
                                              Brian J. Kearns
                                              Chief Financial Officer

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

Date: May 13, 2003


David A. Cohen
-------------------------------------
David A. Cohen
President and Chief Executive Officer

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


Date: May 13, 2003




Brian J. Kearns
-----------------------
Brian J. Kearns
Chief Financial Officer