Form 10-Q
period 2003-06-30
MEDQUIST INC
filed 2003-08-12
CIK 884497

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                -----------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                -----------------

For the quarterly period                            Commission file number
ended June 30, 2003                                       0-19941


                                  MedQuist Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                                            22-2531298
--------------------------------                            -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification no.)

               Five Greentree Centre, Suite 311, Marlton, NJ 08053
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (856) 810-8000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X            No___
   -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act) Yes  X      No___
                                                  -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 37,208,555 shares of common stock, no par value, as of August 8, 2003.

                         MEDQUIST INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.    FINANCIAL INFORMATION                                                                        PAGE NO.
-------    ---------------------                                                                        --------
Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets at June 30, 2003 (Unaudited) and December 31, 2002                      1

           Consolidated Statements of Income for the Six Months Ended June 30, 2003 and
           2002 (Unaudited)                                                                                    2

           Consolidated Statements of Income for the Three Months Ended June 30, 2003
           and 2002 (Unaudited)                                                                                3

           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003
           and 2002 (Unaudited)                                                                                4

           Notes to Consolidated Financial Statements (Unaudited)                                              5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations              12

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                          17

Item 4.    Controls and Procedures                                                                            17

           Special Note Concerning Forward Looking Statements                                                 17

PART II.   OTHER INFORMATION
--------   -----------------

Item 1.    Legal Proceedings                                                                                  18

Item 2.    Changes in Securities and Use of Proceeds                                                          18

Item 3.    Defaults upon Senior Securities                                                                    18

Item 4.    Submission of Matters to a Vote of Security Holders                                                18

Item 5.    Other Information                                                                                  19

Item 6.    Exhibits and Reports on Form S-K                                                                   19

SIGNATURE                                                                                                     19
---------

                          Part I. Financial Information
                          -----------------------------

Item 1.  Consolidated Financial Statements

                                       MEDQUIST INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                               (In thousands)

                                                                                June 30,        December 31,
                                                                                  2003              2002
                                                                                  ----              ----
                                                                               (Unaudited)         Audited
Assets

Current assets:
   Cash and cash equivalents                                                    $132,730          $103,392
   Accounts receivable, net of allowance of $5,559 and
      $5,606                                                                      77,505            86,465
   Inventories                                                                     5,332             4,563
   Prepaid expenses and other current assets                                       3,051             3,673
   Deferred income taxes                                                           6,238             6,238
                                                                                --------          --------
       Total current assets                                                      224,856           204,331

Property and equipment, net                                                       37,150            37,804

Goodwill, net                                                                    136,376           136,127

Other intangible assets, net                                                      73,135            73,798

Deferred income taxes                                                             13,980            15,524

Other assets                                                                       8,096             7,287
                                                                                --------          --------

                                                                                $493,593          $474,871
                                                                                ========          ========

Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term debt                                            $     31          $     31
   Accounts payable                                                                9,291             9,908
   Accrued expenses                                                               30,098            33,701
   Deferred revenue                                                               18,413            18,789
                                                                                --------          --------
       Total current liabilities                                                  57,833            62,429
                                                                                --------          --------

Long-term debt                                                                        26                54
                                                                                --------          --------

Other liabilities                                                                  1,904             1,427
                                                                                --------          --------

Commitments and contingencies (Note 7)

Shareholders' equity:
   Common stock, no par value, 60,000 shares authorized,
        37,120 and 37,091 issued and outstanding                                 230,251           229,149
   Retained earnings                                                             202,553           181,216
   Accumulated other comprehensive income                                          1,026               596
                                                                                --------          --------
       Total shareholders' equity                                                433,830           410,961
                                                                                --------          --------
                                                                                $493,593          $474,871
                                                                                ========          ========






          See Accompanying Notes to Consolidated Financial Statements.

                                     MEDQUIST INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (UNAUDITED)
                                (In thousands, except per share amounts)




                                                                                Six Months Ended
                                                                                     June 30,

                                                                             2003               2002
                                                                           --------           --------
Revenues -
  Services                                                                 $212,090           $227,605
  Solutions                                                                  36,016                ---
                                                                           --------           --------
      Total revenues                                                        248,106            227,605
                                                                           --------           --------

Cost of revenues, excluding depreciation -
  Services                                                                  158,950            169,264
  Solutions                                                                  24,168                ---
                                                                           --------           --------
      Total cost of revenues, excluding depreciation                        183,118            169,264
Selling, general and administrative                                          15,394              7,183
Research and development                                                      2,747                ---
Depreciation                                                                  9,381              8,583
Amortization of intangible assets                                             3,744              3,314
Gain on sale of building                                                       (814)               ---
                                                                           --------           --------
      Total costs and expenses                                              213,570            188,344
                                                                           --------           --------
Operating income                                                             34,536             39,261
Equity in losses of investee                                                   (316)              (431)
Interest income, net                                                            474                689
                                                                           --------           --------
Income before income taxes                                                   34,694             39,519
Income taxes                                                                 13,357             15,215
                                                                           --------           --------
Net income                                                                  $21,337            $24,304
                                                                           ========           ========

Basic net income per common share                                          $   0.58           $   0.66
                                                                           ========           ========

Diluted net income per common share                                        $   0.57           $   0.64
                                                                           ========           ========






          See Accompanying Notes to Consolidated Financial Statements.

                                     MEDQUIST INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (UNAUDITED)
                                (In thousands, except per share amounts)



                                                                               Three Months Ended
                                                                                     June 30,

                                                                             2003               2002
                                                                           --------           --------
Revenues -
  Services                                                                 $105,274           $113,631
  Solutions                                                                  18,170                ---
                                                                           --------           --------
      Total revenues                                                        123,444            113,631
                                                                           --------           --------

Cost of revenues, excluding depreciation -
  Services                                                                   78,466             84,254
  Solutions                                                                  11,850                ---
                                                                           --------           --------
      Total cost of revenues, excluding depreciation                         90,316             84,254
Selling, general and administrative                                           7,551              3,483
Research and development                                                      1,390                ---
Depreciation                                                                  4,745              4,349
Amortization of intangible assets                                             1,985              1,613
                                                                           --------           --------
      Total costs and expenses                                              105,987             93,699
                                                                           --------           --------
Operating income                                                             17,457             19,932
Equity in losses of investee                                                   (132)              (247)
Interest income, net                                                            254                376
                                                                           --------           --------
Income before income taxes                                                   17,579             20,061
Income taxes                                                                  6,767              7,723
                                                                           --------           --------
Net income                                                                  $10,812            $12,338
                                                                           ========           ========

Basic net income per common share                                          $   0.29           $   0.33
                                                                           ========           ========

Diluted net income per common share                                        $   0.29           $   0.33
                                                                           ========           ========




          See Accompanying Notes to Consolidated Financial Statements.

                                          MEDQUIST INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                  (In thousands)

                                                                                                Six Months Ended
                                                                                                   June 30,
                                                                                                2003       2002
                                                                                              --------   --------
Operating activities:
   Net income                                                                                 $ 21,337   $ 24,304
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                13,125     11,897
   Gain on sale of building                                                                       (814)       ---
   Equity in losses of investee                                                                    316        431
   Pension contributions payable in Common Stock                                                   ---        277
   Amortization of deferred compensation                                                           ---         14
   Tax benefit for exercise of employee stock options                                              428        450
   Changes in assets and liabilities, excluding effects of acquisitions
       Accounts receivable, net                                                                  8,960      1,597
       Inventories                                                                                (769)       ---
       Prepaid expenses and other current assets                                                   625       (989)
       Other assets                                                                             (1,125)       (87)
       Accounts payable                                                                           (617)     2,997
       Accrued expenses                                                                         (1,696)    (3,299)
       Deferred revenue                                                                           (983)       ---
       Other long-term liabilities                                                                 477        219
                                                                                              --------   --------
Net cash provided by operating activities                                                       39,264     37,811
                                                                                              --------   --------

Investing activities:
   Purchases of property and equipment                                                          (8,690)    (8,193)
   Investment in A-Life Medical, Inc.                                                              ---       (892)
   Proceeds from sale of property                                                                  814        ---
   Acquisitions, net of cash acquired                                                           (2,848)    (7,742)
                                                                                              --------   --------
Net cash used in investing activities                                                          (10,724)   (16,827)
                                                                                              --------   --------

Financing activities:
   Repayments of long-term debt                                                                    (28)    (1,131)
   Proceeds from  exercise of Common Stock options                                                 446        232
   Proceeds from issuance of Common Stock                                                          228      1,047
                                                                                              --------   --------
Net cash provided by financing activities                                                          646        148
                                                                                              --------   --------

Effect of exchange rate changes                                                                    152        (18)
                                                                                              --------   --------

Net increase in cash and cash equivalents                                                       29,338     21,114

Cash and cash equivalents, beginning of period                                                 103,392     86,334
                                                                                              --------   --------

Cash and cash equivalents, end of period                                                      $132,730   $107,448
                                                                                              ========   ========

Supplemental disclosure of cash flow information:
   Cash paid during period for -
       Interest expense                                                                       $      5   $    140
                                                                                              ========   ========
       Income taxes                                                                           $ 13,258   $ 14,213
                                                                                              ========   ========




          See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
          (Unaudited - amounts in thousands, except per share amounts)


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

         MedQuist Inc. is a majority owned subsidiary of Koninklijke Philips Electronics N.V. (Philips).

         The information set forth in these statements is unaudited, unless otherwise indicated. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the financial position, results operations and cash flows of MedQuist Inc. and its consolidated subsidiaries for the periods indicated. Results of operations and cash flow for the interim period ended June 30, 2003 are not necessarily indicative of the results of operations for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

Note 2.  Stock Based Compensation
---------------------------------

         The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, "Accounting for Stock-Based Compensation", the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148.

         Had compensation cost for the Company's common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                               Six months ended June 30,            Three months ended June 30,
                                               -------------------------            ---------------------------
                                                 2003            2002                  2003            2002
                                               -------          -------               -------         -------
Net income:                                    $21,337          $24,304               $10,812         $12,338
  As reported
  Add stock-based employee
    compensation expense included
    in reported net income, net of tax             ---               10                   ---               5
  Impact of total stock-based
    compensation expense determined
    under fair-value based method for
    all rewards, net of tax                     (3,865)          (4,171)               (1,933)         (2,086)
                                               -------          -------               -------         -------
Pro forma net income                           $17,472          $20,143               $ 8,879         $10,257
                                               =======          =======               =======         =======
Basic net income per share:
  As reported                                  $  0.58          $  0.66               $  0.29         $  0.33
                                               =======          =======               =======         =======
  Pro forma                                    $  0.47          $  0.55               $  0.24         $  0.28
                                               =======          =======               =======         =======

Diluted net income per share:
  As reported                                  $  0.57          $  0.64               $  0.29         $  0.33
                                               =======          =======               =======         =======
  Pro forma                                    $  0.46          $  0.53               $  0.24         $  0.27
                                               =======          =======               =======         =======

         The above pro forma amounts may not be indicative of future amounts because option grants prior to January 1, 1995 have not been included and because future option grants are expected.

         The fair value of the options granted is estimated using the Black-Scholes option-pricing model.

Note 3. Acquisitions
--------------------

         We completed an acquisition in March 2003. A summary of the allocation of the purchase price to net assets acquired is as follows:

Prepaid and other                                      $    3
Property and equipment                                     37
Noncompete agreements                                     250
Other intangible assets                                 2,826
Accrued expenses                                          (27)
Deferred revenue                                         (607)
                                                       ------
Purchase price for 2003 acquisition                     2,482
Refund of escrow from 2002 acquisition                   (244)
Earnout payment on 2001 acquisition                       610
                                                       ------

Net cash paid for acquisition
   including transaction costs                         $2,848
                                                       ======

         During the six months ended June 30, 2003, we negotiated the return of an escrow related to an acquisition completed in 2002. This escrow refund was applied as a reduction to the goodwill created by the acquisition (See note 4). In addition, we made an earnout payment on an acquisition completed in 2001 as certain established goals were achieved. There are no additional potential earnout payments required on any other completed acquisition transactions.

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
                                                =======

         Included in the 2002 acquisitions was the acquisition of Lanier Healthcare, LLC ("Lanier") on July 1, 2002, for $38.0 million in cash. The following unaudited proforma information is presented as if the Lanier acquisition had been completed on January 1, 2002. All other acquisitions in 2003 and 2002 were not material to the Company.

                                                Six Months Ended                        Three Months Ended
                                                  June 30, 2002                            June 30, 2002
                                                  -------------                            -------------
Revenue                                               $268,389                                $134,325
Net Income                                              24,224                                  12,700
Basic net income
  per common share                                       $0.66                                   $0.34
Diluted net income
  per common share                                       $0.64                                   $0.33

Note 4. Goodwill and Other Intangible Assets
--------------------------------------------

         The changes in the carrying amount of goodwill for the period ended June 30, 2003 are as follows:

         Balance at December 31, 2002                               $136,127
         Earnout payment on 2001 acquisition                             610
         Refund of escrow from 2002 acquisition                         (244)
         Other adjustments                                              (117)
                                                                    --------
         Balance at June 30, 2003                                   $136,376
                                                                    ========

         The carrying amount of acquired other intangible assets as of June 30, 2003 is as follows:

                                    Weighted Average
                                      Amortization      Gross Carrying    Accumulated       Net Book
                                         Period             Amount        Amortization        Value
                                         ------            --------       ------------       -------
Customer Lists                          21 years           $ 76,960         $15,139          $61,821
Noncompete Agreements                    4 years             11,468           8,608            2,860
Other                                    4 years             13,630           7,876            5,754
                                        --------           --------         -------          -------
                                        17 years            102,058          31,623           70,435
Nonamortizable intangible asset:
   Tradename                                ---               2,700             ---            2,700
                                                           --------         -------          -------
Total                                                      $104,758         $31,623          $73,135
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

Note 6. Restructuring Charges
-----------------------------

         In 1998 and 2001, we approved various restructuring plans related to closure of facilities, the rollout of our new transcription platform and the rationalization of several operating facilities. During the six month period ended June 30, 2003, we made payments of $451 on remaining obligations for non-cancelable leases and $38 in severance payments. There were no other changes to the accrual during the period. The accrual balance at June 30, 2003 is $676, which amount is included in accrued expenses in the accompanying consolidated balance sheet.

Note 7. Commitments and Contingencies
-------------------------------------

         During the six months ended June 30, 2003, there have been no items that significantly impact the Company's commitments and contingencies as disclosed in the notes to the 2002 annual financial statements as filed on Form 10-K.

Note 8. Net Income Per Common Share
-----------------------------------

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

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

                                                              Six Months Ended June 30,
                                   --------------------------------------------------------------------------------
                                                 2002                                         2003
                                   -----------------------------------         ------------------------------------
                                     Net                     Per Share           Net                      Per Share
                                    Income      Shares        Amount            Income       Shares        Amount
                                   -------      ------        -------          -------       -------        -----
Basic                              $21,337      37,103        $  0.58          $24,304       36,955         $0.66

Effect of dilutive securities          ---         596                             ---          999
                                   -------      ------                         -------       ------


Diluted                            $21,337      37,699        $  0.57          $24,304       37,954         $0.64
                                   =======      ======        =======          =======       ======         =====

         For the six months ended June 30, 2003 and 2002, options to acquire 3,984 and 3,207 shares of Common Stock, respectively, were outstanding but were not included in the computation of diluted net income per share. These shares were not included in the computation because the exercise prices of the options were greater than the average market prices for Common Stock during the periods.

                                                             Three Months Ended June 30,
                                   --------------------------------------------------------------------------------
                                                 2003                                         2002
                                   ------------------------------------        ------------------------------------
                                     Net                      Per Share          Net                      Per Share
                                   Income       Shares         Amount           Income       Shares        Amount
                                   -------      ------        ---------        -------       ------        ------
Basic                              $10,812      37,120          $0.29          $12,338       36,976         $0.33

Effect of dilutive securities          ---         648                             ---          973
                                   -------      ------                          ------       ------


Diluted                            $10,812      37,768          $0.29          $12,338       37,949         $0.33
                                   =======      ======          =====          =======       ======         =====

         For the three months ended June 30, 2003 and 2002, options to acquire 3,984 and 3,207 shares of Common Stock, respectively, were outstanding but were not included in the computation of diluted net income per share. These shares were not included in the computation because the exercise prices of the options were greater than the average market prices for Common Stock during the periods.

Note 9. Related Party Transactions
----------------------------------

         In March 2003, the Company agreed to amend a licensing agreement with Philips Speech Processing. This amendment adjusts the fees to be charged to the Company for the use of the Philips speech product, defines the terms for paying Philips for further development of the product through the consulting work which Philips is providing, and provides an exclusivity right, when the product is developed to be reviewed annually. Through June 30, 2003, the Company paid $110 related to the consulting work to Philips, and $420 toward the exclusivity right.

         Presently, all business insurance coverages, with the exception of worker's compensation, are provided by Philips. For the six months ended June 30, 2003, the Company paid $2 in premiums to Philips for these policies.

         Philips also sells dictation related equipment to MedQuist and for the six months ended June 30, 2003, the Company paid $334 in costs for such equipment.

         There are several other transactions with Philips which total $18 for the six months ended June 30, 2003.

         Management believes that the transactions with Philips are on an arms-length basis.

Note 10. Segment Information
----------------------------

         MedQuist manages its business in two segments; services and solutions. While the two segments are closely related, the services segment is largely comprised of transcription and coding services, while the solution segment is comprised of sales and service of voice products.

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

Six Months Ended June 30,
-------------------------

                                                                        Intersegment
2003                                 Services          Solutions            Items              Consolidated
----                                 --------          ---------            -----              ------------
Revenue                              $212,090           $36,297             $(281)               $248,106
Cost of revenue,
  excluding depreciation              158,950            24,303              (135)                183,118
                                     --------           -------             -----                --------
Gross profit                         $ 53,140           $11,994             $(146)               $ 64,988
                                     ========           =======             =====                ========


2002
----

Revenue                              $227,605                --                --                $227,605
Cost of revenue,
  excluding depreciation              169,264                --                --                 169,264
                                     --------           -------             -----                --------
Gross profit                         $ 58,341                --                --                $ 58,341
                                     ========           =======             =====                ========


Three Months Ended June 30,
--------------------------

                                                                         Intersegment
2003                                 Services          Solutions            Items              Consolidated
----                                 --------          ---------            -----              ------------

Revenue                              $105,274           $18,351             $(181)               $123,444
Cost of revenue,
  excluding depreciation               78,466            11,949               (99)                 90,316
                                       ------            ------               ----                 ------
Gross profit                        $  26,808          $  6,402             $ (82)              $  33,128
                                    =========          ========             ======              =========

2002
----
Revenue                              $113,631                --                --                $113,631
Cost of revenue,
  excluding depreciation               84,254                --                --                  84,254
                                     --------           -------             -----                --------
Gross profit                         $ 29,377                --                --                $ 29,377
                                     ========           =======             =====                ========

         A reconciliation of MedQuist's consolidated segment gross profit to operating income is as follows:

                                           Six Months Ended               Three Months Ended
                                              June 30,                         June 30,
                                       2003              2002            2003            2002
                                     --------           -------         -------         -------
Consolidated segment gross profit    $ 64,988           $58,341         $33,128          29,377
Selling, general and administrative   (15,394)           (7,183)         (7,551)         (3,483)
Research and development               (2,747)              ---          (1,390)            ---
Depreciation                           (9,381)           (8,583)         (4,745)         (4,349)
Amortization of intangible assets      (3,744)           (3,314)         (1,985)         (1,613)
Gain on sale of building                  814               ---             ---             ---
                                     --------           -------         -------         -------
Operating income                     $ 34,536           $39,261         $17,457         $19,932
                                     ========           =======         =======         =======

Note 11. New Accounting Pronouncements
--------------------------------------

         In November 2002, the Emerging Issues Task Force ("EITF") finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Management has evaluated the impact of this consensus and does not believe it will have a material impact on the Consolidated Financial Statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. Management does not believe the adoption of this Interpretation will have an impact on the Company's Consolidated Financial Statements.

         The FASB has recently issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The adoption of these accounting pronouncements is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Bad Debt
--------

         We estimate an allowance for doubtful accounts receivables based on historical experience and evaluation of the financial condition of our clients. Historically, our estimates have been adequate to cover accounts receivable exposure. If circumstances related to our estimates change, we may need to record increases to the allowance.

Valuation of Goodwill, Other Intangible Assets and Other Long-Lived Assets
--------------------------------------------------------------------------

         In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", we assess long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

         We test goodwill and intangible assets not subject to amortization annually for impairment. Should events and circumstances indicate that the asset might be impaired at some time prior to the annual test, we will test more frequently. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. In May 2003, we performed this test and determined there has been no impairment.

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

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial data in the Company's Unaudited Consolidated Statements of Income as a percentage of net revenue:

                                                           Six Months Ended               Three Months Ended
                                                                June 30,                       June 30,
                                                               ---------                      ----------
                                                           2003          2002             2003           2002
                                                          -----         -----            -----           ----
Revenue                                                   100.0%        100.0%           100.0%         100.0%
Costs and expenses:
   Cost of revenue, excluding depreciation                 73.8          74.4             73.2           74.1
   Selling, general and administrative                      6.2           3.1              6.1            3.1
   Research and development                                 1.1          --                1.1           --
   Depreciation                                             3.8           3.8              3.9            3.8
   Amortization of intangible assets                        1.5           1.4              1.6            1.4
   Gain on sale of building                                (0.3)         --               --             --
                                                          -----         -----            -----          -----
Operating income                                           13.9          17.3             14.1           17.6
Equity in losses of investee                               (0.1)         (0.2)            (0.1)          (0.2)
Interest income, net                                        0.2           0.3              0.2            0.3
                                                          -----         -----            -----          -----
Income before income taxes                                 14.0          17.4             14.2           17.7
Income taxes                                                5.4           6.7              5.4            6.8
                                                          -----         -----            -----          -----
Net income                                                  8.6%         10.7%             8.8%          10.9%
                                                          =====         =====            =====          =====

Six Months Ended June 30, 2003
------------------------------

Revenues. Revenues increased 9.0% from $227.6 million for the six months ended June 30, 2002 to $248.1 million for the comparable 2003 period with the overall revenue increase resulting from the acquisition of Lanier Healthcare, LLC on July 1, 2002. Revenues for the services segment decreased 6.8% from $227.6 million for the six months ended June 30, 2002 to $212.1 million for the comparable 2003 period. The decrease is largely the result of reductions in contracted service rates and attrition due to competitive pricing pressure. Revenues for the solutions segment were $36.0 million for the six months ended June 30, 2003 and were the result of the acquisition of Lanier Healthcare, LLC. There were $281 thousand in revenues between the two segments, which have been eliminated in consolidation.

Cost of Revenues, excluding depreciation. Cost of revenues increased 8.2% from $169.3 million for the six months ended June 30, 2002 to $183.1 million for the comparable 2003 period. Cost of revenues for the services segment was $169.3 million, or 74.4% of revenues, and $159.0 million, or 74.9% of revenues, for the six month periods ended June 30, 2002 and June 30, 2003, respectively. The decrease in actual costs was due to a large portion of the costs of this segment being variable and declining as revenues declined. Cost of revenue for the solutions segment was $24.2 million, or 67.1% of revenues, for the six months ended June 30, 2003, and was the result of the acquisition of Lanier Healthcare, LLC.

Selling, general and administrative. Selling, general and administrative expenses increased 114.3% from $7.2 million for the six months ended June 30, 2002 to $15.4 million for the comparable 2003 period. As a percentage of revenues, selling, general and administrative expenses increased from 3.1% for the six months ended June 30, 2002 to 6.2% for the comparable 2003 period. Of the increase in expenses between comparable periods, $7.0 million was the result of the Lanier acquisition and largely relates to the cost of the sales force. The remaining $1.2 million increase was the result of increased costs to support operations.

Research and development. Research and development costs were $2.7 million for the six months ended June 30, 2003. These costs relate entirely to Lanier, which was acquired on July 1, 2002.

Depreciation. Depreciation expense increased 9.3% from $8.6 million for the six months ended June 30, 2002 to $9.4 million for the comparable 2003 period. As a percentage of revenues, depreciation was consistent at 3.8% of revenues for both periods.

Amortization of intangible assets. Amortization of intangible assets increased from $3.3 million for the six months ended June 30, 2002 to $3.7 million for the comparable 2003 period. The increase is attributable to the Company's acquisitions in 2002 and 2003.

Equity in losses of investee. We reflect our investment in A-Life Medical, Inc. under the equity method of accounting. As such, we have recognized $431 thousand and $316 thousand in a loss in investment for the six month periods ended June 30, 2002 and June 30, 2003, respectively. These losses were the result of amortization of $166 thousand related to $1 million of the investment being allocated to acquired software and the remainder related to our share of A-Life's operating loss in both periods.

Interest income, net. We had net interest income of $689 thousand for the six months ended June 30, 2002 and net interest income of $474 thousand for the comparable 2003 period. The decrease was due to decreased rates of return on liquid investments.

Income taxes. Income taxes decreased from $15.2 million for the six months ended June 30, 2002 to $13.4 million for the comparable 2003 period. The decrease in income taxes resulted from decreased pre-tax earnings; the effective rate remained constant at 38.5%.

Three Months Ended June 30, 2003
--------------------------------

Revenues. Revenues increased 8.6% from $113.6 million for the three months ended June 30, 2002 to $123.4 million for the comparable 2003 period, with the overall revenue increase resulting from the acquisition of Lanier Healthcare, LLC on July 1, 2002. Revenues for the services segment decreased 7.4% from $113.6 million for the three months ended June 30, 2002 to $105.3 million for the comparable 2003 period. The decrease is largely the result of reduction in contract service rates and attrition due to competitive pricing pressure. Revenues for the solutions segment were $18.2 million for the three months ended June 30, 2003 and were the result of the acquisition of Lanier Healthcare, LLC. There were $181 thousand in revenues between the two segments, which have been eliminated in consolidation.

Cost of Revenues, excluding depreciation. Cost of revenues increased 7.2% from $84.3 million for the three months ended June 30, 2002 to $90.3 million for the comparable 2003 period. Cost of revenue for the services segment was $84.3 million, or 74.1% of revenue, and $78.5 million, or 74.5% of revenue, for the three month periods ended June 30, 2002 and June 30, 2003, respectively. The decrease in actual costs was due to a large portion of the costs of this segment being variable and declining as revenues declined. Cost of revenues for the solutions segment was $11.9 million, or 65.2% of revenues, for the three months ended June 30, 2003, and was the result of the acquisition of Lanier Healthcare, LLC.

Selling, general and administrative. Selling, general and administrative expenses increased 116.8% from $3.5 million for the three months ended June 30, 2002 to $7.6 million for the comparable 2003 period. As a percentage of revenues, selling, general and administrative expenses increased from 3.1% for the three months ended June 30, 2002 to 6.1% for the comparable 2003 period. Of the increase in expenses between comparable periods, $3.6 million was the result of the Lanier acquisition and largely relates to the cost of the sales force. The remaining $500 thousand increase was the result of increased costs to support operations.

Research and development. Research and development costs were $1.4 million for the three months ended June 30, 2003. These costs relate entirely to Lanier, which was acquired on July 1, 2002.

Depreciation. Depreciation expense increased 9.1% from $4.3 million for the three months ended June 30, 2002 to $4.7 million for the comparable 2003 period. As a percentage of revenues, depreciation increased slightly as the result of capital purchases.

Amortization of intangible assets. Amortization of intangible assets increased from $1.6 million for the three months ended June 30, 2002 to $2.0 million for the comparable 2003 period. The increase is attributable to the Company's acquisitions in 2002 and 2003.

Equity in losses of investee. We reflect our investment in A-Life Medical, Inc. under the equity method of accounting. As such, we have recognized $247 thousand and $132 thousand in a loss in investment for the periods ended June 30, 2002 and June 30, 2003, respectively. These losses were the result of amortization of $83 thousand related to $1 million of the investment being allocated to acquired software and the remainder related to our share of A-Life's operating loss in both periods.

Interest income, net. We had net interest income of $376 thousand for the three months ended June 30, 2002 and net interest income of $254 thousand for the comparable 2003 period. The decrease was due to decreased rates of return on liquid investments.

Income taxes. Income taxes decreased from $7.7 million for the three months ended June 30, 2002 to $6.8 million for the comparable 2003 period. The decrease in income taxes resulted from decreased pre-tax earnings; the effective tax rate remained constant at 38.5%.

Liquidity and Capital Resources
-------------------------------

         At June 30, 2003, we had working capital of $167.0 million, including $132.7 million of cash and cash equivalents. During the six months ended June 30, 2003, our operating activities provided cash of $39.3 million and during the six months ended June 30, 2002 our operating activities provided cash of $37.8 million. The increase is primarily due to increased collections of accounts receivable and a decrease in prepaid expenses, partially offset by increases in inventories and decreases in accounts payable, deferred revenue and accrued expenses.

         During the six months ended June 30, 2003, we used cash in investing activities of $10.7 million, consisting of $8.7 million of capital expenditures and $2.8 million for acquisitions, partially offset by $814 thousand in proceeds from the sale of a building. During the six months ended June 30, 2002, we used cash for investing activities of $16.8 million, consisting of $8.2 million of capital expenditures, $7.7 million for acquisitions and $892 thousand of additional investment in A-Life Medical.

         During the six months ended June 30, 2003, net cash provided by financing activities was $646 thousand. During the six months ended June 30, 2002, cash provided by financing activities was $148 thousand.

         We believe that our cash and cash equivalents generated from operations and our borrowing capacity will be sufficient to meet our current working capital and capital expenditure requirements.

         During the six months ended June 30, 2003, there have been no items that significantly impact our commitments and contingencies as discussed in the notes to the 2002 Annual Financial Statements as filed on Form 10-K. In addition, we have no significant off balance sheet arrangements.

New Accounting Pronouncements
-----------------------------

         In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Management has evaluated the impact of this consensus and does not believe it will have a material impact on the Consolidated Financial Statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. Management does not believe the adoption of this Interpretation will have an impact on the Company's Consolidated Financial Statements.

         The FASB has recently issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The adoption of these accounting pronouncements is not expected to have a material impact on the Company's Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         We generally do not use derivative financial instruments. We make investments in instruments that meet credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, and type of instrument. We do not expect any material loss with respect to our investments.

Item 4. Controls and Procedures

         The Company's management, with the participation of the Company's Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the Company's Principal Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

         Changes in internal controls. There have been no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Disclosure Controls evaluation.

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

Item 1. -         Legal Proceedings                                      - None

Item 2. -         Changes in Securities and Use of Proceeds              - None

Item 3. -         Defaults upon Senior Securities                        - None

Item 4. -         Submission of Matters to a Vote of Security Holders

                  On May 28, 2003, the Company held its Annual Meeting of Shareholders. At that meeting all of the persons nominated as directors by the Board of Directors were elected.

                  The number of votes cast for, against, as well as abstentions and broker non-votes, including a separate tabulation with respect to each director nominee was as follows:

                  Director                      Votes For         Votes Against
                  --------                      ---------         -------------
                  Hans M. Barella               34,464,736                55,787
                  Belinda W. Chew               34,464,736                55,787
                  David A. Cohen                33,583,730               936,793
                  William E. Curran             33,583,730               936,793
                  Stephen H. Rusckowski         34,464,736                55,787
                  A. Fred Ruttenberg            33,587,746               932,777
                  Richard H. Stowe              34,464,736                55,787
                  John H. Underwood             34,464,736                55,787
                  Scott M. Weisenhoff           34,464,736                55,787
                  Erik J. Westerink             34,464,736                55,787

                  There were no abstentions or broker non-votes with respect to this matter.

Item 5. -         Other Information

Item 6. -         Exhibits and Reports on Form 8-K

                  a)  Exhibits:

                      Exhibit 10.31 - Separation Agreement, dated April 2, 2003, by and between MedQuist Inc. and David A. Cohen, filed herewith.

                      Exhibit 31.1 - Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                      Exhibit 31.2 - Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                      Exhibit 32.1 - Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      Exhibit 32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  b)  The Company filed the following Reports on Form 8-K

                           File Date                        Item Reported
                           ---------                        -------------
                           April 24, 2003            Regulation FD Disclosure in
                                                     connection with earnings
                                                     release and conference call



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         MedQuist Inc.
                                                         Registrant

Date: August 12, 2003                                    By: Brian J. Kearns
                                                            --------------------
                                                         Brian J. Kearns
                                                         Chief Financial Officer