Form 10-Q
period 2003-09-30
MEDQUIST INC
filed 2003-11-12
CIK 884497

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                                   ----------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For the quarterly period                             Commission file number
ended September 30, 2003                                    0-19941

                                  MedQuist Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                           22-2531298
-------------------------------                           ------------------
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 37,214,143 shares of common stock, no par value, as of October 31, 2003.

                         MEDQUIST INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION
-------    ---------------------
Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets at September 30, 2003 (Unaudited) and December 31, 2002          1

           Consolidated Statements of Income for the Nine Months Ended September 30, 2003 and
           2002 (Unaudited)                                                                             2

           Consolidated Statements of Income for the Three Months Ended September 30, 2003
           and 2002 (Unaudited)                                                                         3

           Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003
           and 2002 (Unaudited)                                                                         4

           Notes to Consolidated Financial Statements (Unaudited)                                       5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations       11

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                   17

Item 4.    Controls and Procedures                                                                     17

           Special Note Concerning Forward Looking Statements                                          17

PART II.   OTHER INFORMATION
--------   -----------------

Item 1.    Legal Proceedings                                                                           18

Item 2.    Changes in Securities and Use of Proceeds                                                   18

Item 3.    Defaults upon Senior Securities                                                             18

Item 4.    Submission of Matters to a Vote of Security Holders                                         18

Item 5.    Other Information                                                                           18

Item 6.    Exhibits and Reports on Form S-K                                                            18

SIGNATURE                                                                                              19
---------

                          Part I. Financial Information

Item 1.  Consolidated Financial Statements

                         MEDQUIST INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             September 30,  December 31,
                                                                 2003           2002
                                                             -------------  ------------
                                                              (Unaudited)     Audited
Assets

Current assets:
   Cash and cash equivalents                                 $     143,866  $    103,392
   Accounts receivable, net of allowance of $5,532 and
    $ 5,606                                                         78,824        86,465
   Inventories                                                       5,554         4,563
   Prepaid expenses and other current assets                         1,725         3,673
   Deferred income taxes                                             6,238         6,238
                                                             -------------  ------------
       Total current assets                                        236,207       204,331

Property and equipment, net                                         37,667        37,804

Goodwill, net                                                      137,039       136,127

Other intangible assets, net                                        71,154        73,798

Deferred income taxes                                               13,813        15,524

Other assets                                                         7,638         7,287
                                                             -------------  ------------
                                                             $     503,518  $    474,871
                                                             =============  ============

Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term debt                         $          30  $         31
   Accounts payable                                                  8,596         9,908
   Accrued expenses                                                 31,605        33,701
   Deferred revenue                                                 18,019        18,789
                                                             -------------  ------------
       Total current liabilities                                    58,250        62,429
                                                             -------------  ------------
Long-term debt                                                          25            54
                                                             -------------  ------------
Other liabilities                                                    2,045         1,427
                                                             -------------  ------------

Commitments and contingencies (Note 7)

Shareholders' equity:
   Common stock, no par value, 60,000 shares authorized,
    37,212 and 37,091 issued and outstanding                       230,653       229,149
   Retained earnings                                               211,552       181,216
   Accumulated other comprehensive income                              993           596
                                                             -------------  ------------
       Total shareholders' equity                                  443,198       410,961
                                                             -------------  ------------
                                                             $     503,518  $    474,871
                                                             =============  ============

          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                  Nine Months Ended
                                                                     September 30,
                                                                 2003           2002
                                                             ------------   ------------
Revenues -
 Services                                                    $    314,562   $    339,810
 Solutions                                                         54,710         17,545
                                                             ------------   ------------
    Total revenues                                                369,272        357,355
                                                             ------------   ------------
Cost of revenues, excluding depreciation -
 Services                                                         237,941        256,277
 Solutions                                                         36,625         12,043
                                                             ------------   ------------
    Total cost of revenues, excluding depreciation                274,566        268,320
Selling, general and administrative                                23,329         14,073
Research and development                                            4,423          1,426
Depreciation                                                       14,209         13,697
Amortization of intangible assets                                   5,728          5,086
Restructuring                                                        (223)            --
Gain on sale of building                                             (814)            --
                                                             ------------   ------------
    Total costs and expenses                                      321,218        302,602
                                                             ------------   ------------
Operating income                                                   48,054         54,753
Equity in losses of investee                                         (429)          (674)
Interest income, net                                                  696            950
                                                             ------------   ------------
Income before income taxes                                         48,321         55,029
Income taxes                                                       17,985         21,186
                                                             ------------   ------------
Net income                                                   $     30,336   $     33,843
                                                             ============   ============
Basic net income per common share                            $       0.82   $       0.91
                                                             ============   ============
Diluted net income per common share                          $       0.80   $       0.89
                                                             ============   ============

          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                 Three Months Ended
                                                                    September 30,
                                                                 2003           2002
                                                             ------------   ------------
Revenues -
 Services                                                    $    102,472        112,205
 Solutions                                                         18,694         17,545
                                                             ------------   ------------
    Total revenues                                                121,166        129,750
                                                             ------------   ------------
Cost of revenues, excluding depreciation -
 Services                                                          78,990         87,013
 Solutions                                                         12,457         12,043
                                                             ------------   ------------
    Total cost of revenues, excluding depreciation                 91,447         99,056
Selling, general and administrative                                 7,934          6,891
Research and development                                            1,676          1,426
Depreciation                                                        4,828          5,113
Amortization of intangible assets                                   1,985          1,772
Restructuring                                                        (223)            --
                                                             ------------   ------------
    Total costs and expenses                                      107,647        114,258
                                                             ------------   ------------
Operating income                                                   13,519         15,492
Equity in losses of investee                                         (113)          (243)
Interest income, net                                                  222            261
                                                             ------------   ------------
Income before income taxes                                         13,628         15,510
Income taxes                                                        4,628          5,971
                                                             ------------   ------------
Net income                                                   $      9,000   $      9,539
                                                             ============   ============
Basic net income per common share                            $       0.24   $       0.26
                                                             ============   ============
Diluted net income per common share                          $       0.24   $       0.25
                                                             ============   ============

          See Accompanying Notes to Consolidated Financial Statements.

                         MEDQUIST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                  2003            2002
                                                                              ------------    ------------
Operating activities:
   Net income                                                                 $     30,336    $     33,843
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                    19,937          18,783
   Gain on sale of building                                                           (814)             --
   Equity in losses of investee                                                        429             674
   Pension contributions payable in Common Stock                                        --             277
   Amortization of deferred compensation                                                --              23
   Tax benefit for exercise of employee stock options                                  496             802
   Changes in assets and liabilities, excluding effects of acquisitions
      Accounts receivable, net                                                       7,641           7,556
      Inventories                                                                     (991)             --
      Prepaid expenses and other current assets                                      1,951            (611)
      Other assets                                                                    (780)            (72)
      Accounts payable                                                              (1,312)            794
      Accrued expenses                                                                 (25)         (2,428)
      Deferred revenue                                                              (1,377)           (989)
      Other long-term liabilities                                                      618             155
                                                                              ------------    ------------
Net cash provided by operating activities                                           56,109          58,807
                                                                              ------------    ------------

Investing activities:
   Purchases of property and equipment                                             (14,035)        (12,116)
   Investment in A-Life Medical, Inc.                                                   --            (892)
   Proceeds from sale of property                                                      814              --
   Acquisitions, net of cash acquired                                               (3,568)        (48,518)
                                                                              ------------    ------------
Net cash used in investing activities                                              (16,789)        (61,526)
                                                                              ------------    ------------

Financing activities:
   Repayments of long-term debt                                                        (30)         (2,138)
   Proceeds from  exercise of Common Stock options                                     549             488
   Proceeds from issuance of Common Stock                                              459           1,864
                                                                              ------------    ------------
Net cash provided by financing activities                                              978             214
                                                                              ------------    ------------
Effect of exchange rate changes                                                        176             143
                                                                              ------------    ------------

Net increase in cash and cash equivalents                                           40,474          (2,362)

Cash and cash equivalents, beginning of period                                     103,392          86,334
                                                                              ------------    ------------
Cash and cash equivalents, end of period                                      $    143,866    $     83,972
                                                                              ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during period for -
    Interest expense                                                          $          5    $        160
                                                                              ============    ============
    Income taxes                                                              $     17,369    $     18,758
                                                                              ============    ============

          See Accompanying Notes to Consolidated Financial Statements.

                         MedQuist Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2003
          (Unaudited - amounts in thousands, except per share amounts)

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

         MedQuist Inc. is a majority owned subsidiary of Koninklijke Philips Electronics N.V. (Philips).

         The information set forth in these statements is unaudited, unless otherwise indicated. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the financial position, results operations and cash flows of MedQuist Inc. and its consolidated subsidiaries for the periods indicated. Results of operations and cash flow for the interim period ended September 30, 2003 are not necessarily indicative of the results for the full year. Certain information in footnote disclosures normally included in financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

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

         Had compensation cost for the Company's common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                               Nine months ended        Three months ended
                                                 September 30,             September 30,
                                            -----------------------   -----------------------
                                               2003         2002         2003         2002
                                            ----------   ----------   ----------   ----------
Net income:                                 $   30,337   $   33,843   $    9,000   $    9,539
 As reported
 Add stock-based employee
  compensation expense included
  in reported net income, net of tax                --           15           --            5
 Impact of total stock-based
  compensation expense determined
  under fair-value based method for
  all rewards, net of tax                       (5,070)      (5,961)      (1,629)      (1,920)
                                            ----------   ----------   ----------   ----------
Pro forma net income                        $   25,267   $   27,897   $    7,371   $    7,624
                                            ==========   ==========   ==========   ==========
Basic net income per share:
 As reported                                $     0.82   $     0.91   $     0.24   $     0.26
                                            ==========   ==========   ==========   ==========
 Pro forma                                  $     0.68   $     0.75   $     0.20   $     0.21
                                            ==========   ==========   ==========   ==========

Diluted net income per share:
 As reported                                $     0.80   $     0.89   $     0.24   $     0.25
                                            ==========   ==========   ==========   ==========
 Pro forma                                  $     0.67   $     0.74   $     0.19   $     0.20
                                            ==========   ==========   ==========   ==========

         The above pro forma amounts may not be indicative of future amounts because option grants prior to January 1, 1995 have not been included and because future option grants are expected.

         The fair value of the options granted is estimated using the Black-Scholes option-pricing model.

Note 3.  Acquisitions

         The Company completed an acquisition in March 2003. A summary of the allocation of the purchase price to net assets acquired is as follows:

Prepaid and other                           $        3
Property and equipment                              37
Noncompete agreements                              250
Other intangible assets                          2,834
Accrued expenses                                   (26)
Deferred revenue                                  (607)
                                            ----------
Purchase price for 2003 acquisition              2,491
Refund of escrow from 2002 acquisition            (245)
Earnout payment on 2002 acquisition                720
Earnout payment on 2001 acquisition                611
                                            ----------

Net cash paid for acquisition
 including transaction costs                $    3,577
                                            ==========

         During the nine months ended September 30, 2003, the Company negotiated the return of an escrow related to an acquisition completed in 2002. This escrow refund was applied as a reduction to the goodwill recorded in acquisition accounting (See note 4). In addition, the Company made earnout payments on one acquisition completed in 2001 and one acquisition completed in 2002 as certain established goals were achieved. There are no additional potential earnout payments required on any other completed acquisition transactions.

During 2002, we completed five acquisitions and cost paid for the acquisitions, including transaction costs, was $48,657.

         Included in the 2002 acquisitions was the acquisition of Lanier Healthcare, LLC ("Lanier") on July 1, 2002, for $38.0 million in cash. The following unaudited proforma information is presented as if the Lanier acquisition had been completed on January 1, 2002. All other acquisitions in 2003 and 2002 were not material to the Company.

                                    Nine Months Ended
                                   September 30, 2002
                                   ------------------

         Revenue                       $ 398,139
         Net Income                       33,763
         Basic net income
          per common share             $    0.91
         Diluted net income
          per common share             $    0.89

Note 4.  Goodwill and Other Intangible Assets

         The changes in the carrying amount of goodwill for the period ended September 30, 2003 are as follows:

         Balance at December 31, 2002                   $ 136,127
         Earnout payment on 2002 acquisition                  720
         Earnout payment on 2001 acquisition                  611
         Refund of escrow from 2002 acquisition              (245)
         Other adjustments                                   (174)
                                                        ---------
         Balance at September 30, 2003                  $ 137,039
                                                        =========

         The carrying amount of acquired other intangible assets as of September 30, 2003 is as follows:

                                   Weighted Average
                                     Amortization     Gross Carrying   Accumulated     Net Book
                                        Period            Amount       Amortization      Value
                                   ----------------   --------------   ------------   ----------
Customer Lists                             19 years   $       76,960   $    16,091    $   60,869
Noncompete Agreements                       4 years            4,992          2,404        2,588
Other                                       3 years            9,513          4,516        4,997
                                   ----------------   --------------   ------------   ----------
                                           14 years           91,465         23,011       68,454
Nonamortizable intangible asset:
   Tradename                                     --            2,700             --        2,700
                                                      --------------   ------------   ----------
Total                                                 $       94,165   $     23,011   $   71,154
                                                      ==============   ============   ==========

Note 5.  Investment in A-Life Medical, Inc.

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

Note 6.  Restructuring Charges

         In 1998 and 2001, the Company approved various restructuring plans related to closure of facilities, the rollout of our new transcription platform and the rationalization of several operating facilities. During the nine month period ended September 30, 2003, the Company made payments of $611 on remaining obligations for non-cancelable leases and $40 in severance payments. Additionally, management revised the estimate of required reserves and reversed $223 related to non-cancelable leases and severance. The accrual balance at September 30, 2003 is $293, which amount is included in accrued expenses and represents lease obligations for non-cancelable leases.

Note 7. Commitments and Contingencies

         During the nine months ended September 30, 2003, there have been no items that significantly impact the Company's commitments and contingencies as disclosed in the notes to the 2002 annual financial statements as filed on Form 10-K.

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

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

                                                             Nine Months Ended September 30,
                                      ---------------------------------------------------------------------------
                                                      2003                                   2002
                                      ------------------------------------   ------------------------------------
                                          Net                    Per Share       Net                   Per Share
                                        Income       Shares       Amount       Income       Shares       Amount
                                      ----------   ----------   ----------   ----------   ----------   ----------
Basic                                 $   30,336       37,152   $     0.82   $   33,843       36,987   $     0.91

Effect of dilutive securities                 --          593                        --          958
                                      ----------   ----------                ----------   ----------
Diluted                               $   30,336       37,745   $     0.80   $   33,843       37,945   $     0.89
                                      ==========   ==========   ==========   ==========   ==========   ==========

         For the nine months ended September 30, 2003 and 2002, options to acquire 3,552 and 3,203 shares of Common Stock, respectively, were outstanding but were not included in the computation of diluted net income per share. These shares were not included in the computation because the exercise prices of the options were greater than the average market prices for Common Stock during the periods.

                                                          Three Months Ended September 30,
                                      ---------------------------------------------------------------------------
                                                      2003                                   2002
                                      ------------------------------------   ------------------------------------
                                          Net      Per Share                    Net                     Per Share
                                        Income       Shares       Amount      Income        Shares        Amount
                                      ----------   ----------   ----------   ----------   ----------   ----------
Basic                                 $    9,000       37,192   $     0.24   $    9,539       37,045   $     0.26

Effect of dilutive securities                 --          635                        --          872
                                      ----------   ----------                ----------   ----------
Diluted                               $    9,000       37,827   $     0.24   $    9,539       37,917   $     0.25
                                      ==========   ==========   ==========   ==========   ==========   ==========

         For the three months ended September 30, 2003 and 2002, options to acquire 3,556 and 3,206 shares of Common Stock, respectively, were outstanding but were not included in the computation of diluted net income per share. These shares were not included in the computation because the exercise prices of the options were greater than the average market prices for Common Stock during the periods.

Note 9.  Related Party Transactions

         In March and August 2003, the Company agreed to amend a licensing agreement with Philips Speech Processing. These amendments adjust the fees to be charged to the Company for the use of the Philips speech product, define the terms for paying Philips for further development of the product and provide an exclusivity right, when the product is developed. Through September 30, 2003, the Company paid $280 related to the consulting work provided by Philips and $620 toward the exclusivity right.

         Presently, all business insurance coverages, with the exception of worker's compensation, are provided by Philips. For the nine months ended September 30, 2003, the Company paid $324 in premiums to Philips for these policies.

         Philips also sells dictation related equipment to MedQuist and for the nine months ended September 30, 2003, the Company paid $419 in costs for such equipment.

         There are several other transactions with Philips which total $73 for the nine months ended September 30, 2003.

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

Nine Months Ended September 30,

                                                                     Intersegment
2003                                     Services       Solutions       Items        Consolidated
----                                   ------------   ------------   ------------    ------------
Revenue                                $    314,562   $     55,648   $       (938)   $    369,272
Cost of revenue,
 excluding depreciation                     237,941         37,108           (483)        274,566
                                       ------------   ------------   ------------    ------------
Gross profit                           $     76,621   $     18,540   $       (455)   $     94,706
                                       ============   ============   ============    ============

2002
-----
Revenue                                $    339,810   $     17,633   $        (88)   $    357,355
Cost of revenue,
 excluding depreciation                     256,277         12,131            (88)        268,320
                                       ------------   ------------   ------------    ------------
Gross profit                           $     83,533   $      5,502             --    $     89,035
                                       ============   ============   ============    ============

Three Months Ended September 30,
                                                                     Intersegment
2003                                     Services       Solutions        Items       Consolidated
----                                   ------------   ------------   ------------    ------------

Revenue                                $    102,472   $     19,351   $       (657)   $    121,166
Cost of revenue,
 excluding depreciation                      78,990         12,805           (348)         91,447
                                       ------------   ------------   ------------    ------------
Gross profit                           $     23,482   $      6,546   $       (309)   $     29,719
                                       ============   ============   ============    ============

2002
-----
Revenue                                $    112,205         17,633            (88)   $    129,750
Cost of revenue,
 excluding depreciation                      87,013         12,131            (88)         99,056
                                       ------------   ------------   ------------    ------------
Gross profit                           $     25,192          5,502             --    $     30,694
                                       ============   ============   ============    ============

         A reconciliation of MedQuist's consolidated segment gross profit to operating income is as follows:

                                               Nine Months Ended         Three Months Ended
                                                 September 30,              September 30,
                                              2003          2002          2003          2002
                                           ----------    ----------    ----------    ----------
Consolidated segment gross profit          $   94,706    $   89,035    $   29,719        30,694
Selling, general and administrative           (23,329)      (14,073)       (7,934)       (6,891)
Research and development                       (4,423)       (1,426)       (1,676)       (1,426)
Depreciation                                  (14,209)      (13,697)       (4,828)       (5,113)
Amortization of intangible assets              (5,728)       (5,086)       (1,985)       (1,772)
Restructure                                       223            --           223            --
Gain on sale of building                          814            --            --            --
                                           ----------    ----------    ----------    ----------
Operating income                           $   48,054    $   54,753    $   13,519    $   15,492
                                           ==========    ==========    ==========    ==========

Note 11. New Accounting Pronouncements

         In November 2002, the Emerging Issues Task Force ("EITF") finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus did not have an impact on the Consolidated Financial Statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. Management does not believe that the adoption of this Interpretation will have a material impact on the Company's Consolidated Financial Statements.

         The FASB has recently issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The adoption of these accounting pronouncements did not have an impact on the Company's Consolidated Financial Statements.

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

Revenue Recognition

         A substantial portion of our revenue is derived from providing medical transcription services, which we recognize when services are rendered. These services are based primarily on contracted rates. A portion of our revenue is derived from the sale and implementation of voice-capture and document management solutions, and maintenance service of these products. We recognize revenue and profit on the sale and implementation of voice capture and data management solutions utilizing the percentage of completion method. With regard to service contracts, which is arranged separate from the product sale, the typical arrangement spans 12 months. We recognize revenue on the service contracts on a straight line method over the term of the underlying service contract. Deferred revenues represent cash received from customers in advance of revenues being recognized for the related payment.

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

Results of Operations

The following table sets forth for the periods indicated certain financial data in the Company's Unaudited Consolidated Statements of Income as a percentage of net revenue:

                                                   Nine Months Ended        Three Months Ended
                                                      September 30,            September 30,
                                                -----------------------   -----------------------
                                                   2003         2002         2003         2002
                                                ----------   ----------   ----------   ----------
Revenue                                              100.0%       100.0%       100.0%       100.0%
Costs and expenses:
   Cost of revenue, excluding depreciation            74.4         75.1         75.5         76.3
   Selling, general and administrative                 6.3          4.0          6.5          5.3
   Research and development                            1.2          0.4          1.4          1.1
   Depreciation                                        3.8          3.8          4.0          4.0
   Amortization of intangible assets                   1.6          1.4          1.6          1.4
   Restructuring                                      (0.1)         -.-         (0.2)         -.-
   Gain on sale of building                           (0.2)         -.-          -.-          -.-
                                                ----------   ----------   ----------   ----------
Operating income                                      13.0         15.3         11.2         11.9
Equity in losses of investee                          (0.1)        (0.2)        (0.1)        (0.2)
Interest income, net                                   0.2          0.3          0.1          0.2
                                                ----------   ----------   ----------   ----------
Income before income taxes                            13.1         15.4         11.2         11.9
Income taxes                                           4.9          5.9          3.8          4.6
                                                ----------   ----------   ----------   ----------
Net income                                             8.2%         9.5%         7.4%         7.3%
                                                ==========   ==========   ==========   ==========

Nine Months Ended September 30, 2003

Revenues. Revenues increased 3.3% from $357.4 million for the nine months ended September 30, 2002 to $369.3 million for the comparable 2003 period. Revenues for the services segment decreased 7.4% from $339.8 million for the nine months ended September 30, 2002 to $314.6 million for the comparable 2003 period. The decrease is largely the result of reductions in contracted service rates and attrition due to competitive pricing pressure. Revenues for the solutions segment increased 212% from $17.6 million for the nine months ended September 30, 2002 to $54.7 million for the comparable 2003 period. The increase is the result of recording nine months of revenue for this segment in 2003 versus three months in 2002 as the acquisition took place on July 1, 2002. There were $938 thousand in revenues between the two segments, which have been eliminated in consolidation.

Cost of Revenues, excluding depreciation. Cost of revenues increased 2.3% from $268.3 million for the nine months ended September 30, 2002 to $274.6 million for the comparable 2003 period. Cost of revenues for the services segment was $256.3 million, or 75.4% of revenues, and $237.9 million, or 75.6% of revenues, for the nine month periods ended September 30, 2002 and September 30, 2003, respectively. The decrease in actual costs was due to a large portion of the costs of this segment being variable and declining as revenues declined. Cost of revenues for the solutions segment was $12.0 million, or 68.6% of revenues, and $36.6 million, or 66.9% of revenues, for the nine month periods ended September 30, 2002 and September 30, 2003, respectively. The increase in actual cost of revenue is the result of recording nine months of costs for this segment in 2003 versus three months in 2002, as the acquisition took place on July 1, 2002.

Selling, general and administrative. Selling, general and administrative expenses increased 65.8% from $14.1 million for the nine months ended September 30, 2002 to $23.3 million for the comparable 2003 period. As a percentage of revenues, selling, general and administrative expenses increased from 4.0% for the nine months ended September 30, 2002 to 6.3% for the comparable 2003 period. The increase in expenses between comparable periods was the result of the Lanier acquisition and largely relates to the cost of the sales force.

Research and development. Research and development costs increased from $1.4 million for the nine months ended September 30, 2002 to $4.4 million for the comparable 2003 period. The increase between comparable periods was the result of the Lanier acquisition.

Depreciation. Depreciation expense increased 3.7% from $13.7 million for the nine months ended September 30, 2002 to $14.2 million for the comparable 2003 period. As a percentage of revenues, depreciation was consistent at 3.8% of revenues for both periods.

Amortization of intangible assets. Amortization of intangible assets increased from $5.1 million for the nine months ended September 30, 2002 to $5.7 million for the comparable 2003 period. The increase is attributable to the Company's acquisitions in 2002 and 2003.

Restructuring (credits). During the nine months ended September 30, 2003, we revised our accrual estimates and $223 thousand of restructure accruals were reversed in connection with the revision.

Equity in losses of investee. We reflect our investment in A-Life Medical, Inc. under the equity method of accounting. As such, we have recognized $674 thousand and $429 thousand in a loss in investment for the nine month periods ended September 30, 2002 and September 30, 2003, respectively. These losses were the result of amortization of $250 thousand related to $1 million of the investment being allocated to acquired software and the remainder related to our share of A-Life's operating loss in both periods.

Interest income, net. We had net interest income of $950 thousand for the nine months ended September 30, 2002 and net interest income of $696 thousand for the comparable 2003 period. The decrease was due to decreased rates of return on liquid investments.

Income taxes. Income taxes decreased from $21.2 million for the nine months ended September 30, 2002 to $18.0 million for the comparable 2003 period. The decrease in income taxes resulted from decreased pre-tax earnings, an adjustment of $752 thousand to a reserve on deferred taxes, partially offset by an increase in our effective tax rate.

Three Months Ended September 30, 2003

Revenues. Revenues decreased 6.6% from $129.8 million for the three months ended September 30, 2002 to $121.2 million for the comparable 2003 period. Revenues for the services segment decreased 8.7% from $112.2 million for the three months ended September 30, 2002 to $102.5 million for the comparable 2003 period. The decrease is largely the result of reduction in contract service rates and attrition due to competitive pricing pressure. Revenues for the solutions segment increased 6.5% from $17.5 million for the three months ended September 30, 2002 to $18.7 million for the comparable 2003 period. The increase is largely the result of stronger product sales. There were $657 thousand in revenues between the two segments, which have been eliminated in consolidation.

Cost of Revenues, excluding depreciation. Cost of revenues decreased 7.7% from $99.1 million for the three months ended September 30, 2002 to $91.4 million for the comparable 2003 period. Cost of revenue for the services segment was $87.0 million, or 77.5% of revenue, and $79.0 million, or 77.1% of revenue, for the three-month periods ended September 30, 2002 and September 30, 2003, respectively. The decrease in actual costs was due to a large portion of the costs of this segment being variable and declining as revenues declined. Cost of revenues for the solutions segment was $12.0 million, or 68.6% of revenues, and $12.5 million, or 66.6% of revenues, for the three-month periods ended September 30, 2002 and September 30, 2003, respectively. The increase in actual cost of sales is the result of the higher level of revenue for the three months ended September 30, 2003, partially offset by lower average per unit costs associated with the sales.

Selling, general and administrative. Selling, general and administrative expenses increased 15.1% from $6.9 million for the three months ended September 30, 2002 to $7.9 million for the comparable 2003 period. As a percentage of revenues, selling, general and administrative expenses increased from 5.3% for the three months ended September 30, 2002 to 6.5% for the comparable 2003 period. The increase in expenses between comparable periods is largely the result of one-time severance payments and bonus costs related to recent management changes.

Research and development. Research and development costs increased 17.5% from $1.4 million for the three months ended September 30, 2002 to $1.7 million for the comparable 2003 period. The increase is largely the result of costs associated with development of the Careflow product acquired in March 2003.

Depreciation. Depreciation expense decreased 5.6% from $5.1 million for the three months ended September 30, 2002 to $4.8 million for the comparable 2003 period. As a percentage of revenues, depreciation remained consistent.

Amortization of intangible assets. Amortization of intangible assets increased from $1.8 million for the three months ended September 30, 2002 to $2.0 million for the comparable 2003 period. The increase is attributable to the Company's acquisitions in 2002 and 2003.

Restructuring (credits). During the three months ended September 30, 2003, we revised our accrual estimates and $223 thousand of restructure accruals were reversed in connection with the revision.

Equity in losses of investee. We reflect our investment in A-Life Medical, Inc. under the equity method of accounting. As such, we have recognized $243 thousand and $113 thousand in a loss in investment for the periods ended September 30, 2002 and September 30, 2003, respectively. These losses were the result of amortization of $83 thousand related to $1 million of the investment being allocated to acquired software and the remainder related to our share of A-Life's operating loss in both periods.

Interest income, net. We had net interest income of $261 thousand for the three months ended September 30, 2002 and net interest income of $222 thousand for the comparable 2003 period. The decrease was due to decreased rates of return on liquid investments.

Income taxes. Income taxes decreased from $6.0 million for the three months ended September 30, 2002 to $4.6 million for the comparable 2003 period. The decrease in income taxes resulted from decreased pre-tax earnings, an adjustment of $752 thousand to a reserve on deferred taxes, partially offset by an increase in our effective tax rate.

Liquidity and Capital Resources

         At September 30, 2003, we had working capital of $178.0 million, including $143.9 million of cash and cash equivalents. During the nine months ended September 30, 2003, our operating activities provided cash of $56.1 million and during the nine months ended September 30, 2002 our operating activities provided cash of $58.8 million. The decrease is primarily due to a decrease in net income and increase in inventories partially offset by a decrease in prepaid expenses and other current assets.

         During the nine months ended September 30, 2003, we used cash in investing activities of $16.8 million, consisting of $14.0 million of capital expenditures and $3.6 million for an acquisition, partially offset by $814 thousand in proceeds from the sale of a building. During the nine months ended September 30, 2002, we used cash for investing activities of $61.5 million, consisting of $12.1 million of capital expenditures, $48.5 million for acquisitions and $892 thousand for an additional investment in A-Life Medical.

         During the nine months ended September 30, 2003, net cash provided by financing activities was $978 thousand. During the nine months ended September 30, 2002, cash provided by financing activities was $214 thousand. Cash flows from financing activities primarily relate to the exercise of stock options and proceeds from issuance of common stock.

         We believe that our cash and cash equivalents generated from operations and our borrowing capacity will be sufficient to meet our current working capital and capital expenditure requirements.

         During the nine months ended September 30, 2003, there have been no items that significantly impact our commitments and contingencies and off balance sheet arrangements as discussed in the notes to the 2002 Annual Financial Statements as filed on Form 10-K.

New Accounting Pronouncements

         In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the consensus did not have an impact on the Consolidated Financial Statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. Management does not believe the adoption of this Interpretation will have a material impact on the Company's Consolidated Financial Statements.

         The FASB has recently issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The adoption of these accounting pronouncements did not have an impact on the Company's Consolidated Financial Statements.

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

Item 4. Controls and Procedures

         The Company's management, with the participation of the Company's Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

         Changes in internal controls. There have been no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Disclosure Controls evaluation.

Special Note Concerning Forward Looking Statements

         Some of the information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We also may have referred you to this note in other written or oral disclosures we have made. These statements include forward-looking language such as "will likely result," "may," "are expected to," "is anticipated," "estimated," "projected," "intends to," or other similar words. Our actual results are likely to differ, and could differ materially, from the results expressed in, or implied by, these forward-looking statements. There are many factors that could cause these forward-looking statements to be incorrect, including but not limited to the following risks: risks associated with (1) our ability to recruit and retain qualified transcriptionists and other employees; (2) inability to complete and assimilate acquisitions of businesses especially acquisitions of non-medical transcription businesses, because we have no prior experience in such businesses; (3) dependence on our senior management team and new senior management from non-medical transcription acquisitions; (4) the impact of new services or products on the demand for our existing services;
(5) our current dependence on medical transcription for a majority of our business; (6) our ability to expand our customer base; (7) our ability to grow revenue and earnings; (8) the volatility of our stock price; (9) our ability to compete with others; (10) changes in law, including without limitation, the impact of the Health Information Portability and Accountability Act ("HIPAA") will have on our business; (11) infringement on the proprietary rights of others; (12) our failure to comply with confidentiality requirements; (13) the inability to predict future economic or market conditions; (14) risks inherent in diversifying into other businesses; and (15) inherent uncertainties in general relating to predicting future financial results and events. When considering these forward-looking statements, you should keep in mind these risk factors and other cautionary statements we make in connection with such statements, and you should recognize that those forward-looking statements speak only as of the date made. MedQuist does not undertake any obligation to update any forward-looking statement included in this Form 10-Q or elsewhere. Other risk factors and cautionary statements are set forth in our other filings with the SEC, and you are encouraged to read those.

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

                  Exhibit 31.2 - Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 - Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b)    The Company filed the following Reports on Form 8-K

                        File Date           Item Reported
                        ---------           -------------
                        July 25, 2003       Regulation FD Disclosure in
                                            connection with earnings release and
                                            conference call

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MedQuist Inc.
                                            Registrant

Date:  November 5, 2003                     By:     /s/ Brian J. Kearns
                                               ---------------------------------
                                               Brian J. Kearns
                                               Chief Financial Officer