Form 10-K
period 2005-12-31
MEDQUIST INC
filed 2007-07-05
CIK 884497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 0-19941

MEDQUIST INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2531298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Bishops Gate Blvd, Suite 300, Mount Laurel, NJ 08054-4632

(Address of principal executive offices)

Registrant’s telephone number, including area code: (856) 206-4000

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (no par value)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐               Accelerated filer  ☒               Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2006, was $145,821,030. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the “Pink Sheets” on June 30, 2006.

The number of registrant’s shares of common stock, no par value, outstanding as of May 31, 2007 was 37,483,723.

Documents incorporated by reference

None

MedQuist Inc.
Annual Report on Form 10-K
Table of Contents

i

SPECIAL NOTE ABOUT THIS REPORT

This report is our first periodic report covering periods after September 30, 2003. Readers should be aware that several aspects of this report differ from other annual reports. This report is for the annual reporting period ended December 31, 2005; however, it contains, among other things:

•       Consolidated balance sheets as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, cash flows and shareholders’ equity and other comprehensive income for each of the years in the three-year period ended December 31, 2005;

•       Regulation S-X, Article 10 Interim Financial Statements for each fiscal quarter in 2005 and in 2004 (including comparable information for the corresponding quarters in 2003, which information contains restated numbers from our previously issued consolidated interim financial statements for each of the first three fiscal quarters in 2003);

•       Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) liquidity and capital resources disclosure as of December 31, 2005, 2004 and 2003 and as of the end of the first three fiscal quarters in 2005, 2004 and 2003. In addition, we are including MD&A results of operations disclosure (including a comparison to the comparable period in the prior year) for (i) the year ended December 31, 2005; (ii) the year ended December 31, 2004; (iii) the year ended December 31, 2003; (iv) the three months ended December 31, 2005; (v) the three months ended September 30, 2005; (vi) the three months ended June 30, 2005; (vii) the three months ended March 31, 2005; (viii) the three months ended December 31, 2004; (ix) the three months ended September 30, 2004; (x) the three months ended June 30, 2004; and (xi) the three months ended March 31, 2004; and

•       A restatement of our previously issued consolidated financial statements included in our Forms 10-Q filed during 2003 and our Form 10-K for the fiscal year ended December 31, 2002. Please note that on November 2, 2004, we filed a Form 8-K disclosing our board of directors’ conclusion that our previously issued consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2002, our Forms 10-Q filed during 2002 and 2003, and all earnings releases and similar communications relating to such periods, should no longer be relied upon. For a discussion of the events giving rise to such restatements and this determination, see the discussion below under the caption “Significant Events Since Our Last Regular Periodic Report” contained in Item 1, Business.

PART I

Item 1.                        Business

General

We are the leading provider of medical transcription technology and services, which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we employ approximately 6,300 skilled medical transcriptionists (MTs), making us the largest employer of MTs in the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in marketing and product development to leverage Philips’ technology and professional expertise to deliver industry-leading solutions for our customers.

We perform a substantial majority of our medical transcription services utilizing the DocQment™ Enterprise Platform (DEP), our proprietary, web-based dictation and medical transcription management system. Our proprietary technologies enable our customers to efficiently manage the clinical documentation workflow from dictation through coding.

Clinical Documentation Workflow

The clinical documentation workflow begins when physicians or other medical professionals dictate findings and plans of care into one of several input devices, including standard telephones, handheld devices, or PC-based dictation stations. Once dictated, the voice files securely route through our DEP to either an MT or our speech recognition engine for conversion to text. The resulting draft report may then proceed to the editing and quality assurance process prior to being routed back to the physician or other medical professional for review, finalization, execution and incorporation into a patient’s medical record. Throughout this process, our DEP utilizes security measures that assist our customers with their compliance with privacy and security standards and regulations, including those adopted under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the protection of the confidentiality of medical records. We also provide document retention services and manual and automated coding services that facilitate reimbursement to our customers.

Significant Events Since Our Last Regular Periodic Report

It has been over three years since our last periodic report, which was our Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission (SEC) on November 12, 2003. A summary of significant events that have occurred since that time is listed below. This summary should be read together with additional disclosures concerning us contained in this report.

In November 2003, one of our employees raised allegations that we had engaged in improper billing practices. In response, our board of directors undertook an independent review of these allegations and engaged the law firm of Debevoise and Plimpton LLP, who in turn retained PricewaterhouseCoopers LLP, to assist in the review (Review). On March 16, 2004, we announced that we had delayed the filing of our

2003 annual report on Form 10-K pending completion of the Review. Subsequently, on March 25, 2004, we filed a Form 8-K detailing our determination that the Review would not be completed by the March 30, 2004 filing deadline for our 2003 Form 10-K. As a result of our noncompliance with the SEC’s periodic disclosure requirements, our common stock was delisted from the NASDAQ National Market on June 16, 2004.

On July 30, 2004, we issued a press release entitled “MedQuist Announces Key Findings Of Independent Review Of Client Billing,” which announced certain findings in the Review regarding our billing practices (July 2004 Press Release). The Review found, among other things, that with respect to our medical transcription services contracts that called for billing based on the “AAMT line” billing unit of measure, we used ratios and formulae to help calculate the number of AAMT medical transcription lines for which our customers (AAMT Customers) were billed rather than counting each of the relevant characters to determine a billable line as provided for in the contracts. With respect to these contracts, our use of ratios and formulae to arrive at AAMT line counts was generally not disclosed to our AAMT Customers.

The AAMT line unit of measure was developed in 1993 by three medical transcription industry groups, including the American Association for Medical Transcription (AAMT), in an attempt to standardize industry billing practices for medical transcription services. Following the development of the AAMT line unit of measure, customers increasingly began to request AAMT line billing. Accordingly, we, along with other vendors in the medical transcription industry, began to incorporate the AAMT line unit of measure into certain customer contracts. The AAMT line definition provides that a “line” consists of 65 characters and defined the term “character” to include such things as macros and function keys as well as other information necessary for the final appearance and content of a document. However, these definitions turned out to be inherently ambiguous and difficult to apply in practice. As a result, the AAMT line was applied inconsistently throughout the medical transcription industry. In fact, no single set of AAMT characters was ever defined or agreed upon for this unit of measure, and it was eventually renounced by the groups responsible for its development.

The Review concluded that our rationale for using ratios and formulae to determine the number of AAMT transcription lines for billing was premised on a good faith attempt to adopt a consistent and commercially reasonable billing method given the lack of common standards in the industry and ambiguities inherent in the AAMT line definition. The Review concluded that the use of ratios and formulae within the medical transcription platform setups may have resulted in over billing and under billing of some customers. In addition, in some instances, customers’ ratios and formulae were adjusted without disclosure to the AAMT Customers. However, the Review found no evidence that the amounts we billed AAMT Customers were, in general, commercially unfair or inconsistent with what competitors would have charged. Moreover, it was noted in the Review that we have been able to attract and retain customers in a competitive market.

Following the issuance of the July 2004 Press Release, we began an extensive review of our historical AAMT line billing (Management’s Billing Assessment) and in August 2004 informed our current and former customers that we would be contacting them to discuss how they might have been impacted. In response, several former and current customers, including some of our largest customers, contacted us requesting, among other things, (i) an explanation of the billing methods employed by us for the customer’s account; (ii) an individualized review of the customer’s past billings, and/or (iii) a meeting with a member of our management team to discuss the July 2004 Press Release as it pertained to the customer’s particular account. Some customers demanded an immediate refund or credit to their account; others threatened to withhold payment on invoices and/or take their business elsewhere unless we timely responded to their information and/or audit requests.

In response to our customers’ concern over the July 2004 Press Release, we made the decision to take action to try to avoid litigation and preserve and solidify our customer business relationships by offering a financial accommodation to our AAMT Customers. In connection with this decision, we analyzed our historical billing information and the available report-level data to develop individualized accommodation offers to be made to our AAMT Customers (Accommodation Analysis). This analysis took approximately one year to complete. The methodology utilized to develop the individual accommodation offers was designed to generate positive accommodation outcomes for our AAMT Customers. As such, the methodology was not a calculation of potential over billing or damages nor was the performance of the Accommodation Analysis intended to reflect any admission of liability due and owed to our AAMT Customers. Instead, the Accommodation Analysis was a methodology that was developed to arrive at commercially reasonable and fair accommodation offers that would be acceptable to our AAMT Customers without negotiation.

In the fourth quarter of 2005, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers totaling $65 million. This amount was subsequently adjusted in 2005 to $65.4 million. By accepting our accommodation offer, an AAMT Customer must agree, among other things, to release us from any and all claims and liability regarding AAMT line and other billing related issues.

The goal of our accommodation program was to reach a settlement with our AAMT Customers. However, the Accommodation Analysis for certain AAMT Customers did not result in positive accommodation outcomes. For certain other customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical AAMT line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006, we modified our accommodation program to enable us to offer this group of AAMT Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit accommodation offers up to an additional $8.7 million beyond amounts previously authorized.

As part of this process, we also conducted an analysis in an attempt to quantify the economic consequence of potentially unauthorized adjustments to AAMT Customers’ ratios and formulae within the transcription platform setups (Quantification). This Quantification was calculated to be approximately $9.8 million.

Of the authorized cash accommodation amount of $65.4 million, $57.7 million was treated as consideration given by a vendor to a customer and accordingly recorded as a reduction of revenues in 2005. The balance of $7.7 million plus an additional $2.1 million has been accounted for as a billing error associated with the Quantification resulting in a reduction of revenues in various reporting periods from 1999 to 2005. A table detailing these adjustments to revenues is presented elsewhere in this report under the caption “Sources of Revenue” in Item 7, Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

Customer Accommodations

As discussed above, based on the Accommodation Analysis, our board of directors initially authorized management to make cash accommodation offers to AAMT Customers in the aggregate amount of $65.4 million. In 2006, this amount was adjusted by a net additional amount of $1.2 million, resulting in an adjusted aggregate amount of $66.6 million. Also in 2006, our board of directors authorized management to establish an accommodation program for certain AAMT Customers that involves the issuance of credits up to an additional $8.7 million that can be used as an offset against the future purchase of goods and services from us. A large number of customers have accepted our offers under the accommodation program and, in return, released us from any and all claims and liability regarding AAMT line billing and other billing related issues that they may have had against us. As of May 31, 2007, we have entered into agreements with certain customers who have accepted cash accommodation offers and paid or credited to their account an aggregate amount of $53.3 million. In addition, as of May 31, 2007, we have made cash accommodation offers to certain other customers in the aggregate amount of $1.4 million. Further, as of May 31, 2007, we have entered into agreements with certain customers who have accepted credit accommodation offers with a total credit value of $4.7 million and have extended credit accommodation offers to certain other customers with a total credit value of $1.2 million.

We intend to continue making cash and credit accommodation offers in the future, although the timing and amount of such offers have not yet been determined and our plans may change. The accommodation offers made to date, and those offers which may be made in the future, are not an admission of liability by us of any wrongdoing or an admission or acknowledgement that our billing practices with respect to such customers were or are incorrect.

Governmental Investigations and Civil Litigation

Disclosure of the findings of the Review, along with the delisting of our common stock, precipitated a number of governmental investigations and civil lawsuits. These events are discussed in summary below. A fuller description of these events can be found in Item 3, Legal Proceedings.

Governmental Investigations

The SEC is currently conducting a formal investigation of us relating to our billing practices. We have been fully cooperating with the SEC since it opened its investigation in 2004. We have complied and are continuing to comply with information and document requests by the SEC.

We also have received an administrative HIPAA subpoena from the Department of Justice (DOJ) on December 17, 2004. The subpoena sought information primarily about our provision of medical transcription services to governmental and non-governmental customers. The information was requested in connection with a government investigation into whether we and others violated federal laws in connection with the provision of medical transcription services. We have been fully cooperating with the DOJ since it began its investigation in 2004. We have complied, and are continuing to comply, with information and document requests by the DOJ.

Developments relating to the SEC and/or DOJ investigations will continue to create various risks and uncertainties that could materially and adversely affect our business and our historical and future financial condition, results of operations, and cash flows.

Civil Litigation

•       Customer Litigation—In September 2004, a purported class action was filed against us and some of our current and former officers on behalf of certain of our customers claiming, among other things, that they were wrongfully and fraudulently overcharged for medical transcription services based primarily on our use of the AAMT line billing unit of measure as discussed above. In January 2006, plaintiffs filed a third amended complaint which expanded their claims to include certain of our customers whose charges for medical transcription services were based on other, non-AAMT billing units of measure. On March 30, 2007, the Court issued an order holding that plaintiffs could not make out a claim that we had violated the Racketeer Influenced and Corrupt Organizations Act statute (RICO), thus eliminating any claim against us for treble damages. The Court also found that plaintiffs could not make out a claim that we had engaged in any unfair or deceptive acts or practices in violation of state law or that we were liable for any negligent misrepresentations to plaintiffs. In its ruling, the Court, without reaching a decision of whether any wrongdoing had occurred, allowed plaintiffs to proceed with their claims against us for fraud, unjust enrichment and an accounting. The Court denied our motion to compel arbitration regarding those customers whose contracts contained an agreement to arbitrate. We have appealed that decision to the Third Circuit Court of Appeals and moved to stay all proceedings pending appeal. Plaintiffs oppose any stay and have filed a motion for summary action in the Third Circuit to dismiss the non-arbitration plaintiffs from the appeal.

•       Shareholder Securities Litigation—In November 2004, a complaint was filed, and thereafter amended twice, against us and some of our former and current officers, directors and auditors, purporting to be a class action under the federal securities laws on behalf of those shareholders who purchased our common stock during a period beginning March 29, 2000 and ending June 14, 2004. A hearing on our motion to dismiss was held on August 17, 2006. On September 29, 2006, the Court issued an order denying our motion to dismiss. However, in the same order, the Court granted the motion to dismiss filed by our former and current external auditors. On March 23, 2007, we entered into a memorandum of understanding with the lead plaintiff in which we agreed to pay $7.75 million to settle all claims, throughout the class period, against all defendants in the action. On May 16, 2007, the Court issued an Order Preliminarily Approving Settlement and Providing for Notice. The Court scheduled a final approval hearing for August 15, 2007. The settlement is subject to final documentation by the parties and conditioned on final approval by the Court after notice to the putative class. Neither we nor any of the individuals named in the action has admitted or will admit to liability or any wrongdoing in connection with the proposed settlement.

•       Shareholder Derivative Litigation—In November 2004, a shareholder derivative lawsuit was filed against our majority shareholder, Koninklijke Philips Electronics N.V. (Philips), some current and former members of our board of directors, and us, as a nominal defendant, alleging that the defendants had breached their fiduciary duties. This matter was dismissed with prejudice in September 2005. In December 2005, plaintiff filed an appeal, which was denied on May 25, 2007.

•       Medical Transcriptionist Litigation—Between November 2004 and October 2005, three separate actions were filed by different parties against us and some of our current and former company officials, purportedly on behalf of an alleged class of our current and former employees and statutory workers, alleging among other things, breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Since the causes of action in each matter were substantially similar, the three cases were consolidated into one action. A hearing on our motion to dismiss was held on August 7, 2006. On December 21, 2006, the Court issued an order denying our motion to dismiss, and the case has proceeded to the discovery stage.

Developments relating to third party litigation and governmental investigations will continue to create various risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations and cash flows.

Industry Overview

As a provider of medical transcription technology and services, our revenues and growth are affected in part by certain trends in healthcare.

Increased Spending and Demographic Factors in Healthcare Industry

Spending for healthcare in the U.S. has grown rapidly over the past few decades. According to estimates published by the Centers for Medicare & Medicaid Services (CMS) Office of the Actuary, the healthcare sector is growing faster than the overall economy. Healthcare spending increased as a share of U.S. gross domestic product from 13.3% in 2000 to 16% in 2005, as growth in healthcare spending outpaced economy-wide growth.

In 2005, healthcare spending in the U.S. was approximately $2 trillion. CMS estimates that by 2016 healthcare spending will have increased to $4.1 trillion, which will represent 19.6% of the projected U.S. gross domestic product. Demographic factors contribute to long-term growth projections in healthcare spending. According to the U.S. Census Bureau’s 2005 interim projections, there were approximately 35 million Americans aged 65 or older. The number of Americans aged 65 or older is expected to increase to approximately 40 million by 2010 and approximately 70 million by 2030, or 20% of the U.S. population. We believe that the aging of the U.S. population and the continuing growth in healthcare spending will increase demand for our products and services. Older age groups receive proportionately greater numbers of procedures, medical tests and treatments that require clinical documentation. We believe that the high demand for medical transcription services will also be sustained by the need of providers, third-party payors, consumers, regulators and health information networks to share electronic health information.

Competitive Environment

The healthcare industry is increasingly choosing to outsource services such as medical transcription to reduce personnel and administrative burdens and fixed costs as information needs and volume of dictated reports expand. The medical transcription industry itself is highly fragmented and difficult to size based on a general lack of public market data and analysis. As such, we estimate that the U.S. medical transcription market is between $9 and $12 billion on an annual basis, including both outsourced services and medical transcription performed internally by healthcare providers. We believe that the top 10 medical transcription outsource providers based on revenues, of which we are the largest, account for less than 15% of the industry including in-house operations.

Although we are the leading provider of medical transcription services in the U.S., we experience competition from local, regional, national and international businesses. We believe that there are hundreds of companies in the U.S. and India currently performing medical transcription services for the U.S. market. There are currently two large service providers, one of which is us and the other of which is Spheris Inc., several mid-sized service providers with annual revenues of between $15 million and $100 million and hundreds of smaller, independent businesses with annual revenues of less than $15 million. We believe that a substantial portion of the medical transcription market is serviced internally by MTs directly employed by the healthcare providers.

We believe the outsourced portion of the medical transcription services market will increase due in part to healthcare providers seeking the following:

•       reduction in overhead and other administrative costs;

•       improvement in the quality and speed of delivery of transcribed medical reports;

•       access to leading technologies, such as speech recognition technology, without development and investment risk;

•       expertise in implementing and managing a system tailored to the providers’ specific requirements;

•       access to skilled MTs; and

•       support for compliance with governmental and industry mandated privacy and security requirements and electronic health record (EHR) initiatives.

Our competitive position in the market is characterized primarily by the following factors:

•       We are the leading medical transcription provider in the U.S., with a strong customer base, the largest pool of MTs and leading technologies capable of handling large volumes and complex workflows.   As the largest medical transcription provider in the U.S., we are recognized as the leading brand in the industry. We have a well-established customer base, comprised of hundreds of health systems, hospitals and large group medical practices located throughout the U.S. We have an integrated, flexible and scalable technology platform that can be tailored to meet our customers’ needs. We are the largest employer of MTs and have the most widely deployed technology platform. As health systems, hospitals and large group medical practices increasingly seek to outsource their medical transcription and other clinical document workflow needs, we have the resources to quickly and efficiently provide our customers with comprehensive, scalable solutions.

•       We offer a comprehensive array of products and services.   We offer a comprehensive array of products and services for dictation, medical transcription, speech recognition, electronic signature and coding through a combination of remote and on-premise solutions. These solutions are designed to maximize the efficiency, accuracy and security of our customers’ documentation and coding processes, while enhancing their patient care, accelerating their revenue cycle and lowering their costs.

•       We have the strongest financial profile in the medical transcription industry.   We continue to maintain a substantial cash balance and have no debt.

•       We face aggressive price competition from competitors providing offshore services.   As the outsourced portion of the medical transcription services market continues to increase, the growing acceptance of offshore alternatives has led to increased offshore competition, primarily from India, and corresponding reductions in price. In addition to the increased use of offshore firms, medical transcription rates are reduced increasingly by technological advances, particularly in the area of speech recognition.

Business Strategy

We intend to maintain our position as the leading provider of medical transcription technology and services while transforming into a leading provider of complete clinical documentation workflow. We plan to achieve this objective through the following strategies:

Retain and Expand Customer Relationships.   We constantly seek to improve turnaround time, medical transcription quality and customer communications. We believe that advances in these areas improve retention of existing customers and increase our ability to secure new customers. In addition, in the past we grew our revenue base through acquisitions, and we did not have a centralized sales force for medical transcription services. Today, we have a centralized sales function and have strengthened our marketing team to better focus on customer executive level decision-makers to enhance sales opportunities for new and existing customers.

Enhance Efficiencies.   In response to competitive price pressures driven by increasing market acceptance of speech recognition and offshore labor options, we have improved our operations through the following initiatives:

•       consolidating over 60 operating facilities and transitioning of all MTs to virtual employment;

•       enhancing speech recognition technologies to increase the efficiency of the delivery of our products and services;

•       transitioning to a single national service delivery and support organization for all of our products and services to improve both levels of service and quality for our customers and reduce costs; and

•       partnering with offshore subcontractors to provide us with access to international labor pools to expand and improve our service delivery capabilities.

Leveraging our DEP.   For medical transcription services that we perform on our platform, we have completed the migration of our outsourced medical transcription customers from disparate and older technology platforms to our DEP. We believe that the combination of standardization, advanced functionality and transparency with respect to service metrics provided by this platform will significantly increase our customers’ satisfaction and retention. Our commitment to our DEP allows us to accelerate the rate at which we can offer new functionalities to our customers. In addition, we currently offer and plan to expand the offering of our DEP to healthcare providers and other companies in the medical transcription industry for use as their medical dictation and transcription platform.

Expansion Into New Markets.   We believe our breadth of products and services, spanning from dictation through coding, positions us to bridge the gap between traditional medical transcription and the EHR. The U.S. government has developed plans that call for all Americans to have an EHR by 2014. The EHR is directly tied to the national Health Information Technology (HIT) initiative—the creation of a transparent, interoperable and digital system designed to improve patient care and reduce healthcare costs. The EHR concept, which has been endorsed by the current presidential administration and a host of national healthcare associations, is a longitudinal electronic record of patient health information generated by one or more patient encounters in any care delivery setting. The EHR includes patient demographics, past medical history, progress notes, medications, vital signs, health problems, immunizations, laboratory data and radiology reports. The EHR streamlines the providers’ workflow and, in addition to having the ability to generate a complete clinical record of a patient encounter, can also support other care-related activities, including evidence-based decision support, outcomes reporting and quality management.

We intend to leverage our market leading position and proprietary technologies to provide comprehensive solutions to our customers related to the management of health records. Historically, we have provided a combination of traditional medical transcription services, stand-alone products and other professional services to healthcare providers. We anticipate aggregating these existing services and products and new services and products into a comprehensive clinical documentation workflow solution.

Pursue Strategic Acquisitions.   We may pursue acquisitions or relationships that expand our customer base or increase our network of labor pools. We may also explore opportunities to acquire technologies which could enhance our product or service offerings and improve efficiencies.

Customer Base

We have a large and prestigious customer base. We believe that over 30% of non-federal acute care U.S. hospitals use at least one of our products or services, and we currently provide products or services to 8 out of the 10 “Best Hospitals in the United States” in 2006 as ranked by U.S. News & World Report. Additionally, we have the largest customer base of any medical transcription company in the U.S., currently serving over 1,500 hospital systems, clinics and large physician practices, including approximately 40% of hospitals with more than 500 licensed beds. We believe we are the medical transcription company of choice for large, complex hospitals and health systems in the U.S. due to our size, scale and scope. We provide services to entire healthcare systems as well as discrete departments within hospitals, such as health information management, emergency, radiology, pathology and cardiology departments and all types of clinic settings. None of our customers accounted for more than 10% of our annual revenues in 2005.

Products and Services

For the year ended December 31, 2005, approximately 80% of our net revenues are derived from our medical transcription technology and services. In addition, we also derive net revenues from, among other things, maintenance services, medical records coding, SpeechQ for Radiology™ and DocQment Ovation.

Medical Transcription Services

We provide health systems, hospitals and large group medical practices with comprehensive solutions to meet their medical transcription needs. As the largest medical transcription services provider, we employ approximately 6,300 skilled MTs. This scale allows us to continually offer our customers effective, tailored medical transcription services that meet organization-wide or departmental needs. We perform a substantial majority of our medical transcription services utilizing our DEP. In addition, we also service a specialized area of the medical transcription market—specifically, radiology—whereby we retrieve voice files from, and transcribe directly into, customer-hosted transcription platforms.

In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services.

Our DEP and flexible dictation solutions provide our customers with easy access to advanced technology and the confidence that medical reports will be completed quickly and accurately. Our DEP, which is a web-based dictation and transcription management system, integrates dictation capture, workflow management, speech recognition, medical transcription, and document distribution through multiple distinct yet integrated modules as follows:

Features and benefits of our DEP include the following:

Security and Scalability

•       supports all standards required by HIPAA and other applicable laws and regulations

•       utilizes data centers along with 24-hour system monitoring and maximum uptime

•       allows for universal and simultaneous user upgrades through server-based web technology

•       fulfills increased clinical document workflow demands through seamless scalability

Cost Effectiveness

•       provides one interface for health information systems

•       eliminates the costs and challenges of supporting multiple dictation and medical transcription systems for individual hospitals and departments

•       integrates with and builds on existing systems

•       allows for the centralized maintenance of all system hardware and software at our data centers

•       allows MTs and editors to work remotely

•       eliminates traditional phone charges and other overhead costs associated with home-based medical transcription

Workflow

•       allows viewing of medical reports on a real-time basis from multiple locations through a single and secure login, password and company identification

•       increases the level of our customers’ management control over medical transcription workflow across healthcare enterprises

•       reduces the amount of time reports spend in queue as well as MT downtime

•       takes transcribed text and matches it to user pre-defined templates using automatic post-transcription formatting

Auditing and Reporting

•       facilitates transparency in the billing process with detailed character count logs for every processed document

•       provides audit trails with detailed information regarding access to patient health information

•       offers quality and turnaround time reporting for tracking of service metrics

Maintenance Services

We provide onsite maintenance, remote “break-fix” services, and application, hardware and software technical support for our products. We also provide product management functions for released solutions, including service support guides, maintenance contract pricing, parts planning and service policies.

Medical Records Coding

Our health information management coding solutions involve the translation of written narratives of diseases, injuries and procedures into numeric or alphanumeric descriptions to identify the diagnosis, treatment and severity of illness of a patient’s medical episode for reporting and reimbursement purposes. We offer professional coding services for both inpatient and outpatient settings, including same day surgery, emergency and ancillary departments and clinics within the hospital environment as well as physician offices and ambulatory surgery centers. Our coding solutions provide the coded data required to support the reporting and billing requirements of healthcare organizations and professional practices and allow for some of the services to be provided remotely through CodeRunner™, our proprietary, secure, internet-based computer-assisted coding and workflow management application, by our staff of credentialed coders and/or our customers’ coders. CodeRunner accepts electronic text documents, whether generated by dictation, speech recognition, transcription and/or structured templates, as well as electronic imaged documents, generated by scanning. Additionally, CodeRunner automatically generates comprehensive audit trails and reporting of access to the medical records as well as of the coding activity. Its coding management tools provide customers with real-time coder activity monitoring, visibility into medical record coding workflow (including automated quality assurance and auditing capabilities), and the ability to workload balance, all contributing to a more efficient coding process and thus enhancing coder productivity.

SpeechQ for Radiology

SpeechQ for Radiology is a flexible front-end speech recognition software application. It allows radiologists to dictate, edit and sign their reports in a single session or send them to an editor following dictation. SpeechQ for Radiology continuously learns from changes to a specific radiologist’s dictation made by either the radiologist or an editor, increasing the speech recognition accuracy for such radiologist with every edit. Powered by the Philips SpeechMagic™ speech engine, SpeechQ for Radiology is designed specifically for radiology, and integrates with most radiology specific information systems providing a workflow that maximizes radiologists’ efficiency and significantly improves report turnaround time.

DocQment Ovation

Our newest offering in the digital dictation system market is DocQment Ovation, a web-based, enterprise digital voice capture and transport solution. DocQment Ovation creates opportunities to improve productivity by providing an enterprise view that allows medical transcription supervisors to easily manage MTs and voice files from a single dashboard instead of using multiple systems. Specifically engineered to be compatible with our previous generation dictation stations, physicians should have a seamless transition, with little to no training required. An integral component of our growing technology portfolio, DocQment Ovation supports our end-to-end solution from dictation to billing. DocQment Ovation’s enterprise configuration options allow administrators to easily track work and share resources to get the right voice file to the right MTs at the right time.

Technological Capabilities

Research and Development

We invest in our capabilities to ensure we meet current and future customer requirements. Our proprietary software and hardware technologies support our medical transcription and coding outsourced services. Our software capabilities enable us to operate a national service delivery model that includes nationwide multi-modal voice capture. Our expertise in the use of speech recognition enables us and our customers to achieve productivity gains and cost savings. We continue to work to enhance our speech recognition and editing technologies to achieve productivity gains in the medical documentation process. Our DEP and technological expertise in the areas of work routing and work management support a nationwide, scalable model of medical transcription delivery. Our ability to focus on a single dictation and transcription management system, our DEP, based on an application service provider model enables us to efficiently and effectively utilize our research and development resources.

We employ over 100 developers to conduct our research and development in four locations: Joplin, Missouri, Morgantown, West Virginia, Norcross, Georgia, and Malvern, UK. Although we license a portion of our technology from third party vendors, a majority of our technological expertise resides in our development organization. Our development personnel have expertise across the breadth of our solutions, including voice capture management, speech recognition and editing, medical transcription, electronic signature and distribution and coding. All of our development teams follow the same rigorous development methodology which ensures repeatable, high quality and timely delivery of solutions.

Speech Recognition

Our speech recognition technology is provided by Philips Speech Processing GmbH, an affiliate of Philips which is now known as Philips Speech Recognition Systems GmbH (PSRS). For additional information regarding this relationship, see Item 13—Certain Relationships and Related Transactions. We have integrated this technology into our DEP which has provided us with productivity gains, streamlined workflow and, through continuous learning from the corrections made by editors, improved quality. Since the beginning of 2003, we have significantly increased our use of automated speech recognition.

Sales and Marketing

We focus a significant portion of our sales and marketing resources on retaining and expanding the business within our existing customer base. In addition, we target healthcare facilities currently performing medical transcription in-house and those facilities that have already outsourced their medical transcription function, but are using a competitor.

Historically, we grew our customer base primarily through acquisitions of regional medical transcription outsource companies. Since 2002, we have been developing a dedicated sales force. Today, we use a direct sales force model of over 100 sales and account management associates, including specialists for national accounts, front-end speech technology, coding and digital dictation. In addition, we have an inside sales department that specializes in telesales and lead generation primarily for ancillary products to our existing customers and our DEP to other medical transcription outsource companies.

To support our sales initiatives, we utilize various marketing programs to maintain and expand our brand. We promote our offerings regularly through:

•       attending and sponsoring industry trade shows of national organizations such as the American Health Information Management Association, Healthcare Information and Management Systems Society, American Association of Medical Transcriptionists and Healthcare Financial Management Association;

•       advertising in industry focused print and electronic trade journals;

•       demonstrating our thought leadership on industry topics and trends via webinars and participation in numerous state and regional trade show events; and

•       hosting user group events for existing customers to exchange product and market information.

Service Delivery and Customer Support

Understanding the need for person-to-person responsiveness within our industry, we reorganized and centralized our service and support organization in 2005. We continue to offer a wide range of customer support services through an expansive staff of over 300 customer-facing service personnel. The customer-facing relationship teams work with, and are supported by, our centrally managed customer service organization.

Centralized service delivery and customer support eliminates the need for local independently managed service centers. This structure enhances workflow management, resulting in improved levels of service and quality for our customers. This has been implemented through the following:

•       The MedQuist Qtinuum of Care™ initiative. This initiative embraces our entire company by uniting and streamlining process, technology, services and support with one goal in mind—our customer. The Qtinuum of Care focuses on driving increased levels of customer satisfaction through a combination of centralized and integrated customer service and support and field-based customer relationship management with a focused personal touch. As part of the Qtinuum of Care, we have an internal training program we call “The MedQuist Way.” This program promotes quality service and customer focus through comprehensive, customized employee education, which has created an environment where all of our service employees are empowered to take ownership of customer issues until they are completely resolved.

•       Centralized medical transcription service delivery. This centralization coordinates the services of thousands of MTs on a nationwide level, facilitating superior capacity planning even when volume fluctuates. By applying streamlined processes and the highest standards nationwide, we are able to provide quick turnaround time and consistent quality documentation.

Our service and support organization is comprised of several smaller organizations, or teams, focused on delivering specific aspects of services. In addition to technical and product support, we offer implementation professional services, which provide our customers with complete implementation planning and services beginning with the initial scoping of system requirements through the customer acceptance phase of an implementation

Medical Transcriptionists

As the leading provider of medical transcription technology and services, we employ approximately 6,300 skilled U.S.-based MTs, making us the largest employer of MTs in the U.S. In addition, we contract with approximately 340 MTs in Canada and have access to offshore MTs through our relationship with several subcontractors. The size of our MT pool allows us to quickly and efficiently provide our customers with the labor resources necessary to implement comprehensive, scalable solutions.

Historically, we conducted our operations through, and a small percentage of our MTs worked out of, local service centers utilizing a number of disparate technology platforms to convert dictation to transcribed reports. In connection with the reorganization and centralization of our service and support organization, we phased out these local service centers and completed the migration of our disparate non-customer hosted medical transcription platforms onto our DEP. As a result, all of our MTs now work from home, largely using computer hardware and telecommunications equipment that we provide, to access dictation files and transcribe reports utilizing the internet.

Recruitment

Working with a team of professional recruiters, we utilize multiple avenues to ensure that qualified MTs apply for employment opportunities with us. Regular advertisements and articles appear in trade journals and industry publications, and banner ads are placed on industry and trade websites. In addition, we participate in prominent local and national trade shows and partner with premier medical transcription schools to offer top graduates an opportunity for employment with us.

Training

Substantially all of our new MTs participate in an on-line training program that includes both a company orientation, as well as training on our DEP. In addition, those MTs that service specialized areas of the medical transcription market involving the direct transcription into customer-hosted medical transcription platforms receive platform-specific training. Prior to performing medical transcription services for our customers, each MT must demonstrate proficiency in the use of our DEP or the applicable customer-hosted platform.

With the emergence of speech recognition technology to produce draft transcribed reports, our MTs have an opportunity to become medical editors (MEs). Before they are eligible to edit the draft transcribed reports, MEs must be formally certified on DocQspeech™, our DEP’s speech recognition module.

Quality Assurance

Our automated technology routes reports with flagged quality issues to our quality assurance personnel for review prior to delivery to the customer. In addition, formal quality reviews are performed on a regular basis at both the individual MT and customer levels. We provide continuous feedback to the MT staff to increase learning and improve up-front quality through QASAR™, our quality assurance scoring and reporting tool. Our MTs participate in an on-going, comprehensive training program in order to maintain a high level of quality assurance.

Intellectual Property

We rely on a combination of copyright, trademark, trade secret, and other intellectual property laws, nondisclosure agreements, license agreements, contractual provisions and other measures to protect our proprietary rights. We have a number of registered trademarks, including MedQuist®, and have current registrations of several domain names, including “www.medquist.com.”

Regulatory Matters

The provision of healthcare services, including the practice of medicine, is heavily regulated by federal and state statutes and regulations, by rules and regulations of state medical boards and state and local boards of health, and by codes established by various medical associations. Although many such laws, regulations and requirements do not directly apply to our operations, future laws and regulations related to the provision of medical transcription services may require us to restructure our operations in order to comply with such requirements.

Although many healthcare laws and regulations do not directly apply to our operations, our hospital and other healthcare provider customers must comply with a variety of requirements related to the handling of patient information, including HIPAA, which protects the privacy, confidentiality and security of protected health information (PHI). As part of the operation of our business, our customers provide us with certain PHI. The provisions of HIPAA require our customers to have agreements in place with us under which we are required to appropriately safeguard the PHI we create or receive on their behalf.

We have structured our operations to comply with these contractual requirements. We have designated a Chief Compliance Officer, as well as a HIPAA compliance officer, and have implemented appropriate safeguards related to the access, use and/or disclosure of PHI to help ensure the privacy and security of PHI consistent with our contractual requirements. We also are required to train personnel regarding HIPAA requirements. If we, or any of our MTs, are unable to maintain the privacy, confidentiality and security of the PHI that is entrusted to us, our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers. Additionally, because all HIPAA standards are subject to interpretation and change, we cannot predict the future impact of HIPAA on our business and operations. Although it is not possible to anticipate the total effect of these regulations, we have made and continue to make investments in systems to support customer operations that are regulated by HIPAA.

Further, our customers are required to comply with HIPAA security regulations that require them to implement certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic protected health information (EPHI). We are required by contract to protect the security of EPHI that we create, receive, maintain or transmit for our customers consistent with these regulations, including implementing administrative, physical and technical safeguards that reasonably and appropriately protect the confidentiality, integrity and availability of such EPHI. To comply with our contractual obligations, we may have to reorganize processes and invest in new technologies.

To the extent that the laws of the states in which we or our customers operate are more restrictive than HIPAA, we may have to incur additional costs to maintain compliance with any such applicable requirements.

Employees

As of May 31, 2007, we employed 8,196 people. Of these, 6,304 were MTs. Of our total work force, 4,520 were full-time employees and 3,676 were part-time employees.

Available Information

All periodic and current reports, registration statements, and other filings that we are required to file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Exchange Act), are available free of charge from the SEC’s website (www.sec.gov) or public reference room at 100 F Street N.E., Washington, DC 20549 (1-800-SEC-0330) or through our website at www.medquist.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, MedQuist Inc., 1000 Bishops Gate Boulevard, Suite 300, Mount Laurel, New Jersey 08054-4632. Please note, however, that with the exception of this report, we have not filed periodic reports with the SEC for periods after September 30, 2003, and we have previously cautioned that certain financial information contained in previously filed reports should not be relied upon. The website addresses included in this report are for identification purposes. The information contained therein or connected thereto are not intended to be incorporated into this report.

Availability of Board of Director Committee Charters

Our board of directors has adopted a charter for its Audit Committee. A copy of this charter is available free of charge through our website at www.medquist.com or to any shareholder who requests it in writing by contacting our Chief Compliance Officer at 1000 Bishops Gate Boulevard, Suite 300, Mount Laurel, New Jersey 08054-4632.

Item 1A.                Risk Factors

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Exchange Act. Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•       each of the factors discussed in Item 1A, Risk Factors;

•       each of the matters discussed in Item 3, Legal Proceedings;

•       difficulties relating to our significant management turnover;

•       our ability to recruit and retain qualified MTs and other employees;

•       the impact of our new services and products on the demand for our existing services and products;

•       our current dependence on medical transcription for substantially all of our business;

•       our ability to become current in our periodic reporting obligations under the Exchange Act;

•       our ability to expand our customer base;

•       changes in law, including, without limitation, the impact HIPAA will have on our business;

•       infringement on the proprietary rights of others;

•       our ability to diversify into other businesses;

•       our ability to effectively integrate newly-acquired operations;

•       competitive pricing pressures in the medical transcription industry and our response to those pressures; and

•       general conditions in the economy and capital markets.

Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Set forth below are certain important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by us. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition. More detailed information regarding risk factors described below is contained in other sections of this report.

We are subject to ongoing investigations, which could require us to pay substantial fines or other penalties or subject us to sanctions and we cannot predict the timing of developments in these matters.

Prior to our July 2004 Press Release, we notified the staff of the SEC that our board of directors had commenced the Review. Following that notification, the SEC began an enforcement proceeding, including an investigation into the facts and circumstances giving rise to the Review. We have been and intend to continue cooperating fully with the SEC.

The Review overseen by our board of directors led to a delay in the filings of this and other required reports with the SEC. Because of this delay, we were not in compliance with the listing standards of NASDAQ and NASDAQ delisted our common stock on June 16, 2004.

On December 17, 2004, we received an administrative HIPAA subpoena for documents from the DOJ. The subpoena seeks information primarily about our provision of medical transcription services to governmental and non-governmental customers. The information was requested in connection with a government investigation into whether we and others violated federal laws in connection with the provision of medical transcription services. We have been and intend to continue cooperating fully with the DOJ.

We cannot predict when the investigations will be completed or the timing of any other developments, nor can we predict what the result of these matters may be. See Item 3, Legal Proceedings, for a further discussion of these matters.

Expenses incurred in connection with these matters (which include substantial fees of lawyers and other professional advisors) could adversely affect our financial position, results of operations and liquidity. We may be required to pay material judgments, fines, penalties or settlements or suffer other penalties, each of which could have a material adverse effect on our business and our historical and future results of operations, financial condition and liquidity. The investigations may adversely affect our ability to obtain, and/or increase the cost of obtaining directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse affect on our ability to retain our current or obtain new senior management and directors. In addition, the findings and outcomes of the investigations described above may adversely affect the course of the civil litigation pending against us.

Several lawsuits have been filed against us involving our billing practices and other related matters and the outcome of these lawsuits may have a material adverse effect on our business, financial condition, results of operations and cash flows.

A number of lawsuits have been filed against us, as well as certain of our past and current officers and/or directors and current majority shareholder, relating to, among other things, allegations of violations of RICO, the federal securities laws and various common laws based on allegedly unlawful billing and payroll practices. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial condition, results of operations and cash flows. See Item 3, Legal Proceedings, for a further discussion of these matters.

The continuing time, effort, and expense relating to the allegations raised regarding our past billing practices, our efforts to become current in our SEC filings and the development and implementation of improved internal controls and procedures may have an adverse effect on our business.

Our management team has spent considerable time and effort addressing the challenges of the various government investigations and extensive litigation we face, as well as strengthening our accounting and internal controls and updating and developing accounting policies and procedures, disclosure controls and procedures, and corporate governance policies and procedures. To the extent these matters require continued management attention, our operations may be adversely affected.

Our ability to expand our business and properly service our customers depends on our ability to effectively manage our domestic production capacity, including our ability to recruit, train and retain qualified MTs and maintain high standards of quality service in our operations, which we may not be able to do.

Our success depends, in part, upon our ability to effectively manage our domestic production capacity including our ability to attract and retain qualified MTs who can provide accurate medical transcription. There is currently a shortage of qualified MTs in the U.S. and increased workflow has created industry-wide demand for quality MTs. As a result, competition for skilled MTs is intense. We have active programs in place to attract domestic MTs and to partner with global medical transcription service providers. However, this strategy may not alleviate any issues caused by the shortage. Because medical transcription is a skilled position in which experience is valuable, we require that our MTs have substantial experience or receive substantial training before being hired. Competition may force us to increase the compensation and benefits paid to our MTs, which could reduce our operating margins and profitability. In addition, failure to recruit and retain qualified MTs may have an adverse effect on our ability to service our customers, manage our production capacity and maintain our high standards of quality service. An inability to hire and retain a sufficient number of MTs could have a negative impact on our ability to grow.

We have experienced significant management turnover.

In the past few years, we have experienced a significant turnover in our senior management. This lack of management continuity, and the resulting lack of long-term history with us, could result in operational and administrative inefficiencies and added costs, could adversely impact our stock price and our customer relationships and may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel that we hire within our organization in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

We are not current in our periodic reporting obligations under the Exchange Act.

We are not current in our periodic reporting obligations under the Exchange Act. We have not filed our Form 10-K for the year ended December 31, 2006, as well as our Forms 10-Q for the first three quarters of 2006 and the first quarter of 2007. In addition, we have not filed all periodic reports required during 2004 and 2005. Some of the consequences of our failure to meet our reporting obligations under the Exchange Act include:

•       our ineligibility to use certain short-form registration statements under the Securities Act, such as Forms S-3 and S-8, until we have filed all reports required under the Exchange Act for a continuous period of 12 months; and

•       the unavailability of Rule 144 for holders of outstanding restricted or control securities until we have filed all reports required under the Exchange Act for a continuous period of 12 months.

In addition, our failure to meet our reporting obligations under the Exchange Act is a violation of Section 13(a) of the Exchange Act and could subject us to SEC investigations and enforcement actions, which could result in injunctions and monetary penalties. There is no assurance whether or when we will become current in our reporting obligations under the Exchange Act.

We have had material weaknesses in our internal control over financial reporting and cannot assure that additional material weaknesses will not be identified in the future. Our failure to effectively maintain our internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information or have a negative affect on our stock price.

We have determined that we had deficiencies in our internal control over financial reporting as of December 31, 2003, December 31, 2004 and December 31, 2005 that constituted “material weaknesses” as defined by the Public Company Accounting Oversight Board’s Audit Standard No. 2. These material weaknesses are identified in Item 9A, Controls and Procedures.

We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We have not complied with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX) for our fiscal year ended December 31, 2004.

As directed by Section 404 of SOX (Section 404), the SEC adopted rules requiring certain public companies, including us, to include management’s assessment of the effectiveness of a public company’s internal control over financial reporting in its annual report on Form 10-K. In addition, the independent registered public accounting firms auditing certain public companies’ financial statements, including ours, must attest to and report on managements’ assessment of, and the effective operation of, such companies internal control over financial reporting. Although these requirements were first applicable to our annual report on Form 10-K for our fiscal year ending December 31, 2004, we were unable to comply with these requirements for such fiscal year. The time and resources expended in connection with the Review and Management’s Billing Assessment, including the resulting changes in senior management, prevented us from completing our internal documentation, assessment and evaluation of our internal control over financial reporting, all of which are required to be undertaken to comply with Section 404. This correspondingly prevented our independent registered public accounting firm from commencing the required audit of our internal control over financial reporting as of December 31, 2004.

Since we determined that it would not be possible to complete either management’s assessment or an audit of our internal control over financial reporting as of December 31, 2004, our independent registered public accounting firm accordingly did not issue an opinion with respect to our internal control over financial reporting as of December 31, 2004. This failure to obtain an opinion does not comply with the SEC’s rules and regulations under Section 404, and this noncompliance, as well as our failure to provide the required Section 404 management assessment, has resulted in us being in violation of Section 13(a) under the Exchange Act. Section 13(a) establishes the general requirement that public companies must file with the SEC, in accordance with such rules and regulations as the SEC may prescribe, such information, documents and reports as the SEC may from time to time require for the protection of investors, including Forms 10-K and 10-Q.

In general, the SEC has broad authority under the Exchange Act to institute investigations, to seek injunctions, to seek monetary penalties, and to otherwise pursue enforcement actions for violations of Section 13(a), including a failure to file a Form 10-K or for the omission of necessary statements in a Form 10-K. Therefore, our failure to comply with the Section 404 requirements in our Form 10-K could potentially subject us to these same investigations, injunctions, penalties and enforcement actions. Section 404 is a relatively new legal requirement, and there is very little precedent establishing the consequences or appropriate response to a public company’s failure to comply with Section 404. Accordingly, although we have discussed our Section 404 noncompliance with the SEC, we cannot predict what action, if any, the SEC may take against us as a result of a failure to be compliant with our obligations under Section 404 or Section 13(a) of the Exchange Act.

Current and prospective investors, customers and employees may react adversely to the allegations concerning our billing practices and our inability to file in a timely manner all of our SEC filings.

Our future success depends in large part on the support of our current and future investors, customers and employees. Our inability to file on a timely basis all of our SEC filings has caused negative publicity about us and has resulted in the delisting of our common stock from NASDAQ. In addition, the allegations concerning our past billing practices and our inability to file all of our SEC filings in a timely manner could cause current and future customers to lose confidence in us, which may affect their willingness to seek services from us. Finally, employees and prospective employees may factor in these considerations relating to our stability and the value of any equity incentives in their decision-making regarding employment opportunities.

We compete with many others in the market for medical transcription services which may result in lower prices for our services, reduced operating margins and an inability to maintain or increase our market share and expand our service offerings.

We compete with other outsourced medical transcription service companies in a very fragmented market that includes national, regional and local service providers, as well as service providers with global operations. These companies offer services that are similar to ours and compete with us for both customers and qualified MTs. We also compete with the in-house medical transcription staffs of our customers. While we attempt to compete on the basis of fast, predictable turnaround times and consistently high accuracy and document quality, all offered at a reasonable price, there can be no assurance that we will be able to compete effectively against our competitors or timely implement new products and services. Many of our competitors attempt to differentiate themselves by offering lower priced alternatives to our outsourced medical transcription services. Increased competition and cost pressures affecting the healthcare markets in general may result in lower prices for our services, reduced operating margins and the inability to maintain or increase our market share.

As technology evolves, including the continued refinement of speech recognition technology, health information technology providers may provide services that replace, or reduce the need for medical transcription. Furthermore, companies that provide services complementary to medical transcription, such as electronic medical records, coding and billing, may expand the services they provide to include medical transcription. Current and potential competitors may have financial, technical and marketing resources that are greater than ours. As a result, competitors may be able to respond more quickly to evolving technological developments or changing customer needs or devote greater resources to the development, promotion or sale of their technology or services than we can. In addition, competition may increase due to consolidation of medical transcription companies. As a result of such consolidation, there may be a greater number of providers of medical transcription services with sufficient scale, service mix and financial resources to compete with us to provide services to larger, more complex organizations. Current and potential competitors may establish cooperative relationships with third parties to increase their ability to attract our current and potential customers.

We may pursue future acquisitions which could require us to incur debt and assume contingent liabilities and expenses, and we may not be able to effectively integrate newly acquired operations.

A significant portion of our historical growth has occurred through acquisitions, and we may pursue acquisitions in the future. Acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. We cannot guarantee that if we decide to pursue future acquisitions we will be able to identify attractive acquisition opportunities or successfully integrate any business or asset we acquire into our existing business. Future acquisitions may involve high costs and may result in the incurrence of debt, contingent liabilities, interest expense, amortization expense or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.

We cannot guarantee that we will be able to successfully integrate any business we acquire into our existing business or that any acquired businesses will be profitable. The successful integration of new businesses depends on our ability to manage these new businesses effectively. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service and attract customers. In addition, because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight. Our inability to complete the integration of any new businesses we pursue in a timely and orderly manner could reduce our revenues and negatively impact our results of operations.

Our success will depend on our ability to adopt and integrate new technology into our DEP, to improve our production capabilities and expand the breadth of our service offerings, as well as our ability to address any unanticipated problems with our information technology systems, which we may not be able to do quickly, or at all.

Our ability to remain competitive in the medical transcription industry is based, in part, on our ability to develop and utilize technology in the services that we provide to our customers to improve our production capabilities and expand the breadth of our service offerings. Because our services are an integral part of our customers operations, we also must quickly address any unanticipated problems with our information technology systems that could cause an interruption in service or a decrease in our responsiveness to customers. Furthermore, as our customers advance technologically, we must be able to effectively integrate our DEP with their systems and provide advanced data collection technology. We plan to develop and integrate new technologies into our current service structure to give our customers high-quality and cost-effective services. We also may need to develop technologies to provide service systems comparable to those of our competitors as they develop new technology. If we are unable to effectively develop and integrate new technologies, we may not be able to expand our technology and service offerings or compete effectively with our competitors. In addition, if the cost of developing and integrating new technologies is high, we may not realize our expected return on investment.

Due to the critical nature of medical transcription to our customers’ operations, potential customers may be reluctant to outsource or change service providers as a result of the cost and potential for disruption in services, which may inhibit our ability to attract new customers.

The up-front cost involved in changing medical transcription service providers or converting from an in-house medical transcription department to an outsourced provider may be significant. Many customers may prefer to remain with their current service provider or keep their medical transcription in-house rather than incur these costs or experience a potential disruption in services as a result of changing service providers. Also, as the maintenance of accurate medical records is a critical element of a healthcare provider’s ability to deliver quality care to its patients and to receive proper and timely reimbursement for the services it renders, potential customers may be reluctant to outsource such an important function.

If our intellectual property is not adequately protected, we may lose our market share to our competitors and be unable to operate our business profitably.

Our success depends, in part, upon our proprietary technology and our ability to license and renew third-party intellectual property. We regard some of the software underlying our services, including our DEP and interfaces, as proprietary, and we rely primarily on a combination of trade secrets, copyright and trademark laws, confidentiality agreements, contractual provisions and technical measures to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our intellectual property or obtain and use information that we regard as proprietary. There can be no assurance that our proprietary information will not be independently developed by competitors. There can be no assurance that the intellectual property we own or license will provide competitive advantages or will not be challenged or circumvented by our competitors.

We are dependent on third party speech recognition software incorporated in certain of our technologies, and impaired relations with such third party or the inability to enhance such third party software over time could harm our business.

We license speech recognition software from PSRS that we incorporate into our DEP and SpeechQ for Radiology. This license may not continue to be available on commercially reasonable terms or at all. Some of this technology would be difficult to replace. The loss of this license could significantly impact our business until we identify, license and integrate, or develop equivalent software. If we are required to enter into license agreements with third parties for replacement technology, we could face higher royalty payments and our products may lose certain attributes or features.

In addition, our products may be impacted if errors occur in the licensed software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third-parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software.

If we fail to comply with extensive contractual obligations and applicable laws and government regulations governing the handling of patient identifiable medical information, including those imposed on our customers in connection with HIPAA, we could suffer material losses or be negatively impacted as a result of our customers being subject to material penalties and liabilities.

As part of the operation of our business, our customers provide us with certain patient identifiable medical information. Although many regulatory and governmental requirements do not directly apply to our operations, our hospital and other healthcare provider customers must comply with a variety of requirements related to the handling of patient information, including laws and regulations protecting the privacy, confidentiality and security of PHI. Most of our customers are covered entities and, in many of our relationships, we function as a business associate. In particular, the provisions of HIPAA require our customers to have business associate agreements in place with a medical transcription company such as ours under which we are required to appropriately safeguard the PHI we create or receive on their behalf. Further, our customers are required to comply with HIPAA security regulations that require them to implement certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of EPHI. We are required by contract to protect the security of EPHI that we create, receive, maintain or transmit for our customers consistent with these regulations. To comply with our contractual obligations, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding HIPAA requirements. If we, or any of our MTs or subcontractors, are unable to maintain the privacy, confidentiality and security of the PHI that is entrusted to us, our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers. Additionally, because all HIPAA standards are subject to interpretation and change, we cannot predict the future impact of HIPAA on our business and operations. In the event that the standards and compliance requirements under HIPAA change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and results of operations could be adversely affected. To the extent that the laws of the states in which we or our customers operate are more restrictive than HIPAA, we may have to incur additional costs to maintain compliance with any such applicable requirements.

Proposed legislation and possible negative publicity may impede our ability to utilize global service capabilities.

Bills introduced in recent sessions of the U.S. Congress have sought to restrict the transmission of personally identifiable information regarding a U.S. resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice of the transmission and an opportunity to opt out. Some of the proposals would require patient consent. If enacted, these proposed laws would impose liability on healthcare businesses arising from the improper sharing or other misuse of personally identifiable information. Some proposals would create a private civil cause of action that would allow an injured party to recover damages sustained as a result of a violation of the new law. A number of states have also considered, or are in the process of considering, prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the U.S. Further, as a result of this negative publicity and concerns regarding the possible misuse of personally identifiable information, some of our customers have contractually limited our ability to use MTs located outside of the U.S.

Philips owns approximately 69.6% of our outstanding common stock, and its interests may conflict with the interests of our other shareholders.

Philips beneficially owns approximately 69.6% of our outstanding common stock. Philips has the ability to cause the election of all of the members of our board of directors, the appointment of new management and the approval of any action requiring the approval of our shareholders, including amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. The directors elected by Philips will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. Our interests and the interests of our affiliates, including Philips, could conflict with the interest of our other shareholders. For a further description of these relationships, see Item 13, Certain Relationships and Related Transactions.

Our stock trades on the over-the-counter “Pink Sheets” market, which may decrease the liquidity of our common stock.

On June 16, 2004, NASDAQ delisted our common stock because we were not able to file our periodic reports with the SEC in a timely manner. Since that time, our common stock has been traded on the over-the-counter “Pink Sheets” market (Pink Sheets) under the symbol “MEDQ.PK.” Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater. Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analyst and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. Although we intend to apply for the listing of our common stock on a national securities exchange once we are current in our periodic reporting obligations with the SEC, we cannot assure you that we will be successful in those efforts. We do not expect to become current in our periodic reporting obligations until the second half of 2007, and we will not be able to apply for listing on a stock exchange until this time. Investors should realize that they may be unable to sell shares of our common stock that they purchase. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We currently do not own any real property. We currently lease approximately 39,000 square feet of office space in Mount Laurel, New Jersey, which houses our corporate headquarters. This lease expires in 2014; however, we have the option to terminate the lease in 2011, subject to certain conditions, including the payment of a termination fee. We also lease approximately 38,000 square feet of office space in Norcross, Georgia for our sales, administrative and research and development functions. This lease expires in 2008. We lease approximately 20,000 square feet for our call center in Marietta, Georgia and this lease expires on December 31, 2007. We expect to attempt to renew this lease at commercially reasonable terms. The call center provides technical support and expertise to our customers and MTs. Other than our corporate headquarters, the Norcross facility, and our call center, none of our other properties are material to our business. We believe that our corporate headquarters and other properties are suitable for their respective uses and are, in general, adequate for our present needs.

Item 3.                        Legal Proceedings

Investigations Commenced by the SEC and the Department of Justice

The SEC is currently conducting a formal investigation of us relating to our billing practices. We have been fully cooperating with the SEC since it opened its investigation in 2004. We have complied and are continuing to comply with information and document requests by the SEC.

We also received an administrative HIPAA subpoena for documents from the DOJ on December 17, 2004. The subpoena sought information primarily about our provision of medical transcription services to governmental and non-governmental customers. The information was requested in connection with a government investigation into whether we and others violated federal laws in connection with the provision of medical transcription services. We have complied and are continuing to comply with information and document requests by the DOJ.

Developments relating to the SEC and/or DOJ investigations will continue to create various risks and uncertainties that could materially and adversely affect our business and our historical and future financial condition, results of operations, and cash flows.

Shareholder Securities Litigation

A shareholder putative class action lawsuit was filed against us in the United States District Court District of New Jersey on November 8, 2004. The action, entitled William Steiner v. MedQuist, Inc., et al., Case No. 1:04-cv-05487-FLW (Shareholder Putative Action), was filed against us and certain of our former officers, purportedly on behalf of an alleged class of all persons who purchased our common stock during the period from April 23, 2002 through November 2, 2004, inclusive (Securities Class Period). The complaint specifically alleged that defendants violated federal securities laws by purportedly issuing a series of false and misleading statements to the market throughout the Securities Class Period, which statements allegedly had the effect of artificially inflating the market price of our securities. The complaint asserts claims under Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5, thereunder. Named as defendants, in addition to us, were our former President and Chief Executive Officer and our former Executive Vice President and Chief Financial Officer.

On August 16, 2005, a First Amended Complaint in the Shareholder Putative Class Action was filed against us in the United States District Court District of New Jersey. The First Amended Complaint named additional defendants, including certain current and former directors, certain of our former officers, our former and current external auditors and Philips. Like the original complaint, the First Amended Complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The Securities Class Period of the original complaint was expanded 20 months and now includes the period from March 29, 2000 through June 14, 2004. Pursuant to an October 17, 2005 consent order approved by the Court, lead plaintiff Greater Pennsylvania Pension Fund filed a Second Amended Complaint on November 15, 2005. The Second Amended Complaint dropped Philips as a defendant, but alleges the same claims and the same purported class period as the First Amended Complaint. Plaintiffs seek unspecified damages. Pursuant to the provisions of the Private Securities Litigation Reform Act, discovery in the action was stayed pending the filing and resolution of the defendants’ motions to dismiss, which were filed on January 17, 2006, and which were fully briefed as of June 16, 2006. On September 29, 2006, the Court denied our motions to dismiss and the motion to dismiss of the individual defendants. In the same order, the Court granted the motion to dismiss filed by our former and current external auditors. On November 3, 2006, we filed our Answer denying the material allegations contained in the Second Amended Complaint. On March 23, 2007, we entered into a memorandum of understanding with the lead plaintiff in which we agreed to pay $7.75 million to settle all claims, throughout the class period, against all defendants in the action. On May 16, 2007, the Court issued an Order Preliminarily Approving Settlement and Providing for Notice. The Court scheduled a final approval hearing for August 15, 2007. The settlement is subject to final documentation by the parties and conditioned on final approval by the Court after notice to the putative class. Neither we nor any of the individuals named in the action has admitted or will admit to liability or any wrongdoing in connection with the proposed settlement.

Customer Litigation

A putative class action was filed in the United States District Court for the Central District of California. The action, entitled South Broward Hospital District, d/b/a Memorial Regional Hospital, et al. v. MedQuist, Inc. et al., Case No. CV-04-7520-TJH-VBKx, was filed on September 9, 2004 against us and certain of our present and former officials, purportedly on behalf of an alleged class of non-Federal governmental hospitals and medical centers that the complaint claims were wrongfully and fraudulently overcharged for transcription services by defendants based primarily on our use of the AAMT line billing unit of measure. The complaint charges fraud, violation of the California Business and Professions Code, unjust enrichment, conversion, negligent supervision and violation of RICO. Plaintiffs seek damages in an unspecified amount, plus costs and interest, an injunction against alleged continuing illegal activities, an accounting, punitive damages and attorneys’ fees. Named as defendants, in addition to us, were one of our senior vice presidents, our former executive vice president of marketing and new business development, our former executive vice president and chief legal officer, and our former executive vice president and chief financial officer.

On December 20, 2004, we and the individual defendants filed motions to dismiss for lack of personal jurisdiction and improper venue, or in the alternative, to transfer the putative action to the United States District Court for the District of New Jersey. On February 2, 2005, plaintiffs filed a Second Amended Complaint both adding and deleting named plaintiffs in an attempt to keep the putative action in the United States District Court for the Central District of California. On March 30, 2005, the United States District Court for the Central District of California issued an order transferring the putative action to the United States District Court District of New Jersey.

On August 1, 2005, we and the individual defendants filed their respective Answers denying the material allegations contained in the Second Amended Complaint. On August 31, 2005, we and the individual defendants filed motions to dismiss the Second Amended Complaint for failure to state a claim and a motion to dismiss in favor of arbitration, or in the alternative, to stay pending arbitration. On December 12, 2005, the plaintiffs filed an Amendment to the Second Amended Complaint. On December 13, 2005, the Court issued an order requiring plaintiffs to file a Third Amended Complaint.

Plaintiffs filed the Third Amended Complaint on January 4, 2006. The Third Amended Complaint expands the claims made beyond issues arising from contracts based on AAMT line billing and beyond customers billed based on an AAMT line, alleging that we engaged in a scheme to inflate customers’ invoices without regard to the terms of individual contracts and even in the absence of any written contract. The Third Amended Complaint also limits plaintiffs’ claim for fraud in the inducement of the agreement to arbitrate to the three named plaintiffs whose contracts contain an arbitration provision and a subclass of similarly situated customers. On January 20, 2006 we and the individual defendants filed motions to dismiss the Third Amended Complaint for failure to state a claim and a motion to compel arbitration of all claims by the arbitration subclass and to stay the case in its entirety pending arbitration. On March 8, 2006 the Court held a hearing on these motions, and took the matter under submission. On March 30, 2007, the Court issued an order holding that plaintiffs could not make out a claim that we had violated the federal RICO statute, thus eliminating any claim against us for treble damages. The Court also found that plaintiffs could not make out a claim that we had engaged in any unfair or deceptive acts or practices in violation of state law, or that we had made any negligent misrepresentations to plaintiffs. In its ruling, the Court, without reaching a decision of whether any wrongdoing had occurred, allowed plaintiffs to proceed with their claims against us for fraud, unjust enrichment and an accounting. In its order, the Court denied our motion to compel arbitration regarding those customers whose contracts contained an agreement to arbitrate. We have appealed that decision to the Third Circuit Court of Appeals, and we moved the Court to stay the matter pending that appeal. The Court heard oral argument on our motion to stay on May 30, 2007 and took the motion under submission. On June 8, 2007, plaintiffs filed a Motion for Summary Action with the Third Circuit Court of Appeals, asking the Court to dismiss plaintiffs who did not enter into arbitration agreements with MedQuist from the appeal. MedQuist filed its opposition to this motion on June 25, 2007. We believe that the claims asserted have no merit and intend to defend the case vigorously.

Medical Transcriptionist Litigation

Hoffmann Putative Class Action

A putative class action lawsuit was filed against us in the United States District Court for the Northern District of Georgia. The action, entitled Brigitte Hoffmann, et al. v. MedQuist, Inc., et al., Case No. 1:04-CV-3452, was filed with the Court on November 29, 2004 against us and certain current and former officials, purportedly on behalf of an alleged class of current and former employees and statutory workers, who are or were compensated on a “per line” basis for medical transcription services (Class Members) from January 1, 1998 to the time of the filing of the complaint (Class Period). The complaint specifically alleged that defendants systematically and wrongfully underpaid the Class Members during the Class Period. The complaint asserted the following causes of action: fraud, breach of contract, demand for accounting, quantum meruit, unjust enrichment, conversion, negligence, negligent supervision, and RICO violations. Plaintiffs sought unspecified compensatory damages, punitive damages, disgorgement and restitution. On December 1, 2005, the Hoffmann matter was transferred to the United States District Court for the District of New Jersey. On January 12, 2006, the Court ordered this case consolidated with the Myers Putative Class Action discussed below. As set forth below, we believe that the claims asserted in the consolidated Myers Putative Class Action have no merit and intend to vigorously defend that action.

Force Putative Class Action

A putative class action entitled Force v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-2608-WSD, was filed against us on October 11, 2005, in the United States District Court for the Northern District of Georgia. The action was brought on behalf of a putative class of current and former employees who claim they are or were compensated on a “per line” basis for medical transcription services but were allegedly underpaid due to the actions of defendants. The named plaintiff asserted claims for breach of contract, quantum meruit, unjust enrichment, and for an accounting. Upon stipulation and consent of the parties, on February 17, 2006, the Force matter was ordered transferred to the United States District Court for the District of New Jersey. Subsequently, on April 4, 2006, the parties entered into a stipulation and consent order whereby the Force matter was consolidated with the Myers Putative Class Action discussed below, and the consolidated amended complaint filed in the Myers action on January 31, 2006 was deemed to supersede the original complaint filed in the Force matter. As set forth below, we believe that the claims asserted in the consolidated Myers Putative Class Action have no merit and intend to vigorously defend that action.

Myers Putative Class Action

A putative class action entitled, Myers, et al. v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-4608 (JBS), was filed against us on September 22, 2005 in the United States District Court for the District of New Jersey. The action was brought on behalf of a putative class of our employee and independent contractor transcriptionists who claim that they contracted with us to be paid on a 65 character line, but were allegedly underpaid due to intentional miscounting of the number of characters and lines transcribed. The named plaintiffs asserted claims for breach of contract, unjust enrichment, and request an accounting.

The allegations contained in the Myers case are substantially similar to those contained in the Hoffmann and Force putative class actions and, as detailed above, the three actions have now been consolidated. A consolidated amended complaint was filed on January 31, 2006. In the consolidated amended complaint, the named plaintiffs assert claims for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and demand an accounting. On March 7, 2006 we filed a motion to dismiss all claims in the consolidated amended complaint. The motion was fully briefed and argued on August 7, 2006. The Court denied the motion on December 21, 2006, and the case has proceeded to the discovery stage. We believe that the claims asserted in the consolidated actions have no merit and intend to vigorously defend the suit.

Shareholder Derivative Litigation

On October 4, 2005, we announced the dismissal with prejudice of a shareholder derivative action filed in United States District Court for the District of New Jersey. The suit, Rhoda Kanter (Plaintiff) v. Hans M. Barella et al. (Defendants), was filed on November 12, 2004 against Philips and ten current and former members of our board of directors. We were named as a nominal defendant.

In a ruling dated September 21, 2005, the Court found plaintiff’s allegations that our Board members breached their fiduciary duties to us to be insufficient. The plaintiff had alleged that for a period from 2001 through 2004, the Defendants violated their fiduciary duties by permitting artificial inflation of billing figures; failing to adequately ensure accurate and lawful billing practices; and failing to accurately report our true financial condition in its published financial statements. To the contrary, the Court concluded: “Far from alleging facts supporting a substantial likelihood of liability, the plaintiff here has painted a picture of a board of directors that acted responsively given the circumstances . . . .” On October 3, 2005, plaintiffs filed a motion for reconsideration of the Court’s order dismissing the action with prejudice. On November 16, 2005, the Court denied plaintiffs’ motion for reconsideration. On December 13, 2005, plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Third Circuit. Plaintiff’s appeal has been fully briefed since May 2006, and the Court of Appeals heard oral argument on the appeal on March 1, 2007. Plaintiff’s appeal was denied by the Court of Appeals on May 25, 2007.

Item 4.                        Submission Of Matters To A Vote Of Security Holders

None.

PART II

Item 5.                        Market For Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases Of Equity Securities

Our common stock was previously listed on the NASDAQ National Market under the symbol “MEDQ”. On June 16, 2004, our common stock was delisted from the NASDAQ National Market. Since June 16, 2004, our common stock has been traded on the Pink Sheets under the symbol “MEDQ.PK.” Set forth below are the high and low intraday sale prices for our common stock for each quarter in 2002, 2003 and 2004 (through June 15, 2004, which was the date our common stock was delisted from the NASDAQ National Market) and the high and low closing bid quotations (as reported by the Pink Sheets LLC) for each quarter of 2004 (June 16, 2004 through the end of the fourth quarter), 2005, 2006 and the first and second quarter of 2007. The below bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

	Market	High	Low
2002
First Quarter	NASDAQ	$31.55	$27.24
Second Quarter	NASDAQ	$30.00	$25.00
Third Quarter	NASDAQ	$28.70	$22.21
Fourth Quarter	NASDAQ	$23.65	$14.14
2003
First Quarter	NASDAQ	$20.89	$14.69
Second Quarter	NASDAQ	$20.62	$16.92
Third Quarter	NASDAQ	$20.55	$18.80
Fourth Quarter	NASDAQ	$20.07	$14.50
2004
First Quarter	NASDAQ	$18.30	$14.71
4/1/04 – 6/15/04	NASDAQ	$16.70	$9.70
6/16/04 – 6/30/04	Pink Sheets	$11.92	$11.40
Third Quarter	Pink Sheets	$13.75	$10.25
Fourth Quarter	Pink Sheets	$15.00	$11.60
2005
First Quarter	Pink Sheets	$14.40	$12.05
Second Quarter	Pink Sheets	$13.30	$12.90
Third Quarter	Pink Sheets	$13.25	$12.25
Fourth Quarter	Pink Sheets	$12.35	$10.16
2006
First Quarter	Pink Sheets	$13.94	$12.14
Second Quarter	Pink Sheets	$14.90	$11.89
Third Quarter	Pink Sheets	$12.45	$9.05
Fourth Quarter	Pink Sheets	$13.65	$11.45
2007
First Quarter	Pink Sheets	$13.55	$9.90
Second Quarter	Pink Sheets	$9.95	$7.80

Holders

As of May 31, 2007, the closing price of our common stock was $8.40 and we had 206 shareholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. We expect to retain any future earnings to fund operations and the continued development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6.                        Selected Financial Data

The selected financial data presented below was derived from our audited consolidated financial statements and related notes thereto included elsewhere in this report except for the summarized consolidated balance sheet data as of December 31, 2002 and 2001 and the summarized consolidated results of operations data for the years ended December 31, 2002 and 2001, which are unaudited. This unaudited financial information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary to fairly present the information set forth below.

	For the years ended December 31,
	2005		2004		2003		2002(1)	2001(1)
	($ in thousands, except per share data)
							Restated Unaudited	Restated Unaudited
Statement of Operations Data:
Net Revenues	$353,005	(2)(3)	$451,894	(3)	$484,762	(3)	$483,948 (3)	$403,259 (3)
Net Income (loss)	$(111,632	)(4)(5)	$3,742	(4)(6)	$35,567		$42,244	$42,413
Net Income (loss) per share—Basic	$(2.98)		$0.10		$0.96		$1.14	$1.15
Net Income (loss) per share—Diluted	$(2.98)		$0.10		$0.94		$1.12	$1.12
Balance Sheet Data:
Total assets	$493,191		$540,934		$526,468		$477,242	$403,878
Total non-current liabilities	$18,534		$4,196		$3,339		$1,481	$2,275

(1)          Amounts in 2002 and 2001 have been restated to reflect the impact of the Quantification adjustment, which is described under the caption “Significant Events Since Our Last Regular Periodic Report” in Item 1, Business. In addition, amounts in 2002 have been restated to reflect a change in the estimated useful lives of intangible assets related to an acquisition which occurred in July 2002.

(2)          Reflects a reduction in net revenues related to the Accommodation Analysis of $57,678 in 2005 which is described under the caption “Significant Events Since Our Last Regular Periodic Report” in Item 1, Business.

(3)          Reflects a reduction in net revenues related to the Quantification of $133, $931, $2,142, $2,219 and $2,048 in 2005, 2004, 2003, 2002 and 2001, respectively, which is described under the caption “Significant Events Since Our Last Regular Periodic Report” in Item 1, Business.

(4)          In 2005 and 2004, we recorded a charge of $34,127 and $10,253, respectively, for costs associated with the Review and Management’s Billing Assessment, which is described under the caption “Significant Events Since Our Last Regular Periodic Report” in Item 1, Business, as well as legal fees and other costs associated with the matters described in Item 3, Legal Proceedings.

(5)          In the fourth quarter of 2005, a valuation allowance of $56,808 was established against various domestic deferred tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that a majority of the domestic deferred tax assets would not be realized.

(6)          In 2004, we recorded a goodwill impairment charge of $14,603 related to our former Solutions reporting unit. Due to reduced sales and margins, expected operating profits and cash flows were forecast lower than previously anticipated.

Item 7.                        Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes as well as our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions set forth in the “Cautionary Statement Regarding Forward-Looking Statements,” which can be found in Item 1A, Risk Factors. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section and elsewhere in this report.

Executive Overview

We are the leading provider of medical transcription technology and services, which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we employ approximately 6,300 skilled MTs, making us the largest employer of MTs in the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in marketing and product development to leverage Philips’ technologies and professional expertise to deliver industry-leading solutions for our customers.

We were incorporated in New Jersey in 1984 and reorganized in 1987 as a group of outpatient healthcare businesses affiliated with a non-profit healthcare provider. In May 1994, we acquired our first medical transcription business. Through the date of this report, we have acquired over 50 companies. By the end of 1995, we had divested all of our non-medical transcription businesses.

In July 2000, Philips completed a tender offer in which it acquired approximately 60% of our outstanding common stock. Subsequent to the completion of the tender offer, Philips increased its ownership position and currently owns approximately 69.6% of our common stock.

In 2001, we acquired Speech Machines, a company based in the United Kingdom, whose technology has since developed into our DEP. In 2002, we began the process of migrating our customers to our DEP from our many disparate transcription platforms. Following the July 2004 Press Release, we accelerated this process and completed it in the first quarter of 2007. As a result of this process, we encountered customer attrition.

In July 2002, we acquired Lanier Healthcare, LLC (Lanier), which derived revenue largely from the sale and implementation of voice-capture and document management solutions and maintenance service of these products. In conjunction with the Lanier acquisition, we began operating in two segments: a Services segment, through which we provided our customers with medical transcription and coding reimbursement services, and a Solutions segment, which was comprised of the operations of Lanier. Effective January 1, 2005, we changed the way we review our financial performance and thus began operating in one segment for financial reporting purposes.

This report is our first periodic report covering periods after September 30, 2003. The period of time since our last periodic report has been marked by dramatic changes for both us and our industry. During this period, a significant portion of our time and attention has been devoted to matters outside the ordinary course of business such as replacing key members of our executive management team, cooperating with federal investigators, responding to ongoing legal proceedings, and completing the Review and Management’s Billing Assessment. A summary of significant events that have occurred during this period is more fully described elsewhere in this report under the caption “Significant Events Since Our Last Regular Periodic Report” in Item 1, Business and Item 3, Legal Proceedings.

Since the filing of our last periodic report, we have also devoted significant resources to improving our fundamental business systems, including our corporate governance functions, financial controls, and operational infrastructure. As our organization was focusing on all of these issues, we also pursued major operational initiatives to consolidate technology platforms, communicate actively with our customers, and restructure our business.

During this same period there have been several significant developments in the medical transcription industry, including:

•       A shortage of qualified domestic MTs has increased the demand for outsourced medical transcription services by U.S.-based healthcare providers. This demand for qualified MTs, as well as budgetary pressures experienced by healthcare providers, has also caused many more U.S.-based healthcare providers to evaluate and consider the use of offshore medical transcription labor.

•       Several low cost providers have emerged and aggressively moved into our market offering medical transcription services (performed both domestically and offshore) at prices significantly below our traditional price point. While we believe the market for outsourced medical transcription continues to expand, the growing acceptance by customers of the use of offshore labor has further increased the competitive environment in the medical transcription industry.

•       There have been technological advances by us and our competitors which have reduced the length of time required to transcribe medical reports, in turn reducing the overall cost of medical transcription services.

Although we remain the leading provider of medical transcription services in the U.S., we experience competition from many local, regional and national businesses. The medical transcription industry is highly fragmented, and we believe there are hundreds of companies in the U.S. performing medical transcription services. There are currently two large service providers, one of which is us and the other of which is Spheris Inc., several mid-sized service providers with annual revenues of between $15 million and $100 million and hundreds of smaller, independent businesses with annual revenues of less than $15 million.

We believe the outsourced portion of the medical transcription services market will increase due in part to healthcare providers seeking the following:

•       reduction in overhead and other administrative costs;

•       improvement in the quality and speed of delivery of transcribed medical reports;

•       access to leading technologies, such as speech recognition technology, without any development and investment risk;

•       expertise in implementing and managing a medical transcription system tailored to the providers’ specific requirements;

•       access to skilled MTs; and

•       support for compliance with governmental and industry mandated privacy and security requirements and EHR initiatives.

Although we believe the outsourced portion of the medical transcription services market continues to grow, in order to benefit from this trend we must overcome the following challenges: reverse recent market share decline, increase profit margins and continue to benefit from technological advances.

We evaluate our performance based upon the following factors:

•       revenues;

•       operating income;

•       net income per share;

•       net cash provided by operating activities; and

•       days sales outstanding.

Our goal is to execute our strategy to yield growth in net revenues, operating income and net income per share.

Critical Accounting Policies, Judgments and Estimates

MD&A is based in part upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (GAAP). We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates.

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates and judgments. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable at such time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may ultimately differ from these estimates. Management has discussed with the Audit Committee of our board of directors the development, selection and disclosure of our critical accounting estimates and the application of these estimates. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters, and (2) there would be a material effect on the financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate. While there are a number of accounting policies, methods and estimates affecting our financial statements as addressed in Note 3 to our consolidated financial statements, areas that are particularly significant and critical include:

Valuation of Long-Lived and Other Intangible Assets and Goodwill.   In connection with acquisitions, we allocate portions of the purchase price to tangible and intangible assets, consisting of acquired technologies, customer relationships, tradenames and non-compete agreements based on independent appraisals received after each acquisition, with the remainder allocated to goodwill. We assess the realizability of goodwill and intangible assets with indefinite useful lives at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. After our annual impairment test was completed in the second quarter of 2005, we changed our annual goodwill impairment test date to the fourth quarter of each fiscal year. This change in the testing date for impairment was designed to align the testing with our normal business process for updating our strategic plan and forecasts which are finalized in the fourth quarter of each fiscal year. We have determined that the reporting unit level is our sole operating segment. The test for goodwill is a two-step process:

•       First, we compare the carrying amount of our reporting unit, which is the book value of our entire company, to the fair value of our reporting unit. If the carrying amount of our reporting unit exceeds its fair value, we have to perform the second step of the process. If not, no further testing is needed.

•       If the second part of the analysis is required, we allocate the fair value of our reporting unit to all assets and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. We then compare the implied fair value of our reporting unit’s goodwill to its carrying amount. If the carrying amount of our goodwill exceeds its fair value, we recognize an impairment loss in an amount equal to that excess.

We review our long-lived assets, including amortizable intangibles, for impairment when events indicate that their carrying amount may not be recoverable. When we determine that one or more impairment indicators are present for an asset, we compare the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, we compare the fair value to the book value of the asset. If the fair value is less than the book value, we recognize an impairment loss. The impairment loss is the excess of the carrying amount of the asset over its fair value.

Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

•       our net book value compared to our market capitalization;

•       significant adverse economic and industry trends;

•       significant decrease in the market value of the asset;

•       the extent that we use an asset or changes in the manner that we use it; and

•       significant changes to the asset since we acquired it.

During 2004, we recorded an impairment loss of $14.6 million on goodwill and we recorded an impairment loss of $0.5 million related to a tradename that was no longer going to be utilized. A decrease in the value of our business could trigger additional impairment charges related to goodwill and/or amortizable intangible assets.

Deferred income taxes.   As of December 31, 2005 we had net deferred income tax assets of $47.7 million prior to consideration of a valuation allowance. These deferred tax assets result primarily from expenses that have been recorded for book purposes but not yet recorded on tax returns, and from net operating loss carry forwards. Deferred income taxes represent future tax benefits that we expect to be able to apply against future taxable income or that will result in future net operating losses that can be carried back to generate refunds of taxes paid in earlier years. Our ability to utilize the deferred income tax assets is dependent upon our ability to generate future taxable income. To the extent that we believe it is more likely than not that a deferred tax asset will not be utilized we record a valuation allowance against that asset. In making that determination we consider all positive and negative evidence and give stronger consideration to evidence that is objective in nature. Based on this analysis we determined that a valuation allowance would be provided against a majority of the domestic deferred tax assets in the fourth quarter of 2005. No valuation allowance was established against deferred tax assets to the extent the asset could be benefited through the use of a net operating loss carry back or to the extent we have deferred tax liabilities as of the balance sheet date that will generate taxable income within the same period in which a deferred tax asset will reverse.

In the fourth quarter of 2004 a valuation allowance was established against a portion of our deferred tax assets related to foreign operations based on projected future earnings of that enterprise.

We will continue to evaluate the realizability of our deferred tax assets in future periods and adjust the valuation allowance accordingly.

Commitments and contingencies.   Other than $7.75 million for the matter referenced under the caption “Shareholder Securities Litigation” contained in Item 3, Legal Proceedings, as of December 31,

2005 we have not accrued for potential future settlements or adverse outcomes since no matters were probable and no amount within the range of possible losses represented a better amount within the range. We have insurance coverage which may reimburse us for defense and other costs incurred by us. We consider whether the insurance payments to us are probable. As of December 31, 2005 we have not recorded any receivable relating to potential insurance recovery of costs.

Revenue recognition.   For the year ended December 31, 2005, approximately 80% of our net revenues are derived from our medical transcription technology and services. Medical transcription and medical records coding services revenues are recognized when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, services are rendered and collectibility is reasonably assured. These services are based on contracted rates. Medical transcription and medical records coding services revenues are net of estimates for customer credits. Historically, our estimates have been adequate. If actual results are higher or lower than our estimates, we would have to adjust our estimates and financial statements in future periods.

The remainder of our revenues is derived from the sale and implementation of voice-capture and document management products including software and implementation, training and maintenance services of these products. The application of the accounting guidelines requires judgment regarding the timing of the recognition of these revenues including: (i) whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements; (ii) whether customizations or modifications of the software are significant; and (iii) whether collection of the software fee is probable. Additionally, for certain contracts we recognize revenues using the percentage-of-completion method. Percentage-of-completion accounting involves estimates of the total costs to be incurred over the duration of the project.

Accounts receivable and allowance for doubtful accounts.   Accounts receivable are recorded at the invoiced amount and do not bear interest. The carrying value of accounts receivable approximates fair value. The allowance for doubtful accounts is our best estimate of estimated losses resulting from the inability of our customers to make required payments and for service level credits offered to our customers. This allowance is used to state trade receivables at estimated net realizable value.

We estimate uncollectible amounts based upon our historical write-off experience, current customer receivable balances, aging of customer receivable balances, the customer’s financial condition and current economic conditions. Historically, these estimates have been adequate to cover our accounts receivable exposure.

We enter into medical transcription service arrangements which contain provisions for performance penalties in the event certain service levels, primarily related to turnaround time on transcribed reports, are not achieved. We reduce revenues for any performance penalties incurred and have included an estimate of such credits in our allowance for uncollectible accounts.

Product revenues for sales to end-user customers and resellers is recognized upon passage of title if all other revenue recognition criteria have been met. End-user customers generally do not have a right of return. We provide certain of our resellers and distributors with limited rights of return of our products. We reduce revenues for rights to return our product based upon our historical experience and have included an estimate of such credits in our allowance for uncollectible accounts.

Accounting for consideration given to a customer.   As a result of the Review, which is described under the caption “Significant Events Since Our Last Regular Periodic Report” in Item 1, Business, we offered significant financial accommodations to certain of our customers. Cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s services. Therefore, $57.7 million of the authorized accommodation amount for our customers was characterized as a reduction of revenues in 2005.

Restatement of Previously Issued Consolidated Financial Information

As a result of the Quantification discussed in Item 1, Business, under the caption “Significant Events Since Our Last Regular Periodic Report,” we have restated our previously issued consolidated financial statements included in our Forms 10-Q filed during 2003 and the financial information previously issued in our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2002. The restatement adjustments resulted in a cumulative net reduction to shareholders’ equity of $4.6 million, $5.1 million, and $5.5 million for the first three quarters of 2003, respectively, and a reduction in net income of $0.5 million for each of the first three quarters of 2003. We have also restated the January 1, 2003 opening retained earnings balance to recognize corrected items that relate to prior periods. The reduction to our December 31, 2002 previously reported shareholders’ equity amounted to $4.3 million due primarily to the effect of Quantification adjustments in periods prior to 2003 and the change in useful lives of certain intangibles.

Basis of Presentation

Sources of Revenues

We derive revenues primarily from the provision of medical transcription services to health systems, hospitals and large group medical practices. Our customers are generally charged a rate times the volume of work that we transcribe. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, maintenance services, digital dictation, speech recognition, electronic signature and medical coding technology and services. Our medical transcription revenues have been declining over the past several years, as prices have declined and some customers have switched to alternative vendors. Our technology products and services revenues also declined over the past several years, as many products reached end of life and new products have not replaced the lost revenue. We have not filed periodic reports with the SEC disclosing financial information for periods after December 31, 2005, and our historical financial information is not a predictor of financial performance subsequent to 2005 or future financial performance.

As a result of the Quantification described under the caption “Significant Events Since Our Last Regular Periodic Report” contained in Item 1, Business, net revenues were reduced by $9.8 million as follows (in thousands):

	Years ended December 31,
	2005	2004	2003	2002	2001	2000	1999
				(unaudited)	(unaudited)	(unaudited)	(unaudited)
First Quarter	$105	$345	$615	$511	$472	$432	$30
Second Quarter	28	245	575	549	534	443	65
Third Quarter	—	201	515	574	565	441	167
Fourth Quarter	—	140	437	585	477	446	338
	$133	$931	$2,142	$2,219	$2,048	$1,762	$600

In addition, as a result of the Accommodation Analysis described under the caption “Significant Events Since Our Last Regular Periodic Report” contained in Item 1, Business, net revenues for the year ended December 31, 2005 were reduced by the following amounts (in thousands):

First Quarter	$—
Second Quarter	1,549
Third Quarter	4,190
Fourth Quarter	51,939
$57,678

Net revenues for customers in the U.S. were $348.4 million, $447.0 million and $480.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net revenues for customers outside the U.S. were $4.6 million, $4.9 million and $4.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Cost of Revenues

Cost of revenues includes compensation of MTs, other payroll costs (primarily related to operational and production management, quality assurance, quality control and customer and field service personnel), telecommunication and facility costs. Cost of revenues also includes the direct cost of technology products sold to customers. MT payroll cost is directly related to medical transcription revenues and is based on lines transcribed or edited multiplied by a specific rate. Therefore, MT costs trend directly in line with revenues. Fixed costs have been reduced though not at the same pace as net revenues.

Selling, General and Administrative (SG&A)

Our SG&A expenses include marketing and sales costs, accounting costs, information technology costs, professional fees, corporate facility costs, corporate payroll and benefits expenses.

Research and Development (R&D)

Our R&D expenses consist primarily of personnel and related costs, including salaries and employee benefits for software engineers and consulting fees paid to independent consultants who provide software engineering services to us. To date, our R&D efforts have been devoted to new products and services offerings and increases in features and functionality of our existing products and services.

Depreciation and amortization

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets which range from three to seven years for furniture, equipment and software, and the lesser of the lease term or estimated useful life for leasehold improvements. Intangible assets are being amortized using the straight-line method over their estimated useful lives which range from three to 20 years.

Cost of investigation and legal proceedings

Cost of investigation and legal proceedings include legal fees incurred in connection with the governmental investigations and proceedings and the defense of civil litigation matters described in Item 3, Legal Proceedings, litigation support consulting, and consulting services provided by Nightingale and Associates, LLC (Nightingale) in connection with the Review and Management’s Billing Assessment described under the caption “Significant Events Since Our Last Regular Periodic Report” in Item 1, Business.

Shareholder Securities Litigation Settlement

Shareholder Securities Litigation Settlement represents the $7.75 million payment to be made pursuant to the memorandum of understanding described under the caption “Shareholder Securities Litigation” in Item 3, Legal Proceedings.

Consolidated Results of Operations

The following tables set forth our consolidated results of operations for the periods indicated below:

Comparison of Years Ended December 31, 2005 and 2004

	Years ended December 31,
	2005		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues	$ Change	% Change
	($ in thousands)
Net revenues	$353,005	100.0%	$451,894	100.0%	$(98,589)	(21.9)%
Operating costs and expenses:
Cost of revenues	315,399	89.3%	336,232	74.4%	(20,833)	(6.2)%
Selling, general and administrative	54,558	15.5%	46,436	10.3%	8,122	17.5%
Research and development	9,784	2.8%	10,539	2.3%	(755)	(7.2)%
Depreciation	17,099	4.8%	18,521	4.1%	(1,422)	(7.7)%
Amortization of intangible assets	8,193	2.3%	8,888	2.0%	(695)	(7.8)%
Cost of investigation and legal proceedings	34,127	9.7%	10,253	2.3%	23,874	232.8%
Shareholder securities litigation settlement	7,750	2.2%	—	—	7,750	—
Impairment charges	148	0.0%	15,078	3.3%	(14,930)	(99.0)%
Restructuring charges	3,257	0.9%	—	—	3,257	—
Total operating costs and expenses	450,315	127.6%	445,947	98.7%	4,368	1.0%
Operating (loss) income	(97,310)	(27.6)%	5,947	1.3%	(103,257)	—
Equity in income of affiliated company	500	0.1%	188	0.0%	312	166.0%
Interest income, net	5,940	1.7%	1,840	0.4%	4,100	222.8%
(Loss) income before income taxes	(90,870)	(25.7)%	7,975	1.8%	(98,845)	—
Income tax provision	20,762	5.9%	4,233	0.9%	16,529	—
Net (loss) income	$(111,632)	(31.6)%	$3,742	0.8%	$(115,374)	—

Net revenues

Net revenues decreased $98.9 million, or 21.9%, to $353.0 million for the year ended December 31, 2005 compared with $451.9 million for the year ended December 31, 2004. This decrease was attributable primarily to:

•       reduced service revenues of $95.2 million resulting primarily from a charge of $57.7 million in 2005 related to the customer accommodation program, as well as $37.5 million due to lower pricing to both new and existing customers and lower medical transcription volume. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP; and

•       reduced sales and implementations of our technology products of $3.7 million resulting primarily from the impact of certain technology products reaching the end of their life cycle.

Pricing pressures have continued as our existing and potential customers continue to seek out opportunities to reduce costs, particularly through the utilization of offshore labor.

Cost of revenues

Cost of revenues decreased $20.8 million, or 6.2%, to $315.4 million for the year ended December 31, 2005 compared with $336.2 million for the year ended December 31, 2004. This decrease was attributable primarily to:

•       reduced medical transcription payroll costs of $9.8 million related directly to the decrease in our medical transcription revenues;

•       reduced other costs of $6.5 million resulting primarily from decreased non-MT headcount and facility closures;

•       decreased telecommunications costs of $5.2 million associated with both the decrease in our medical transcription revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•       reduced technology product costs of $3.3 million related directly to the reduction in our technology product revenues; and

•       offset by a write-off in 2005 of $3.9 million resulting from an inventory of fixed assets performed during 2005.

As a percentage of net revenues, cost of revenues increased to 89.3% in 2005 from 74.4% in 2004 as a result primarily of customer accommodation charges, lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues.

Selling, general and administrative

SG&A expenses increased $8.1 million, or 17.5%, to $54.6 million for the year ended December 31, 2005 compared with $46.4 million for the year ended December 31, 2004. This increase was attributable primarily to increases in: compensation expense of $2.1 million for enhancements to our corporate staff, bad debt expense of $1.1 million, sales and marketing expense of $1.1 million, audit and consulting fees of $1.0 million related to the audit of our financial statements and the audit of our internal control over financial reporting, human resources consultants of $0.9 million, legal costs of $0.8 million and all other SG&A costs of $2.2 million. These increases were offset by a decrease in costs of $1.1 million associated with the separation and replacement of certain members of our management team. SG&A expenses as a percentage of net revenues for 2005 were 15.5% compared with 10.3% for 2004.

Research & development

R&D expenses decreased $0.8 million, or 7.2%, to $9.8 million for the year ended December 31, 2005 compared with $10.5 million for the year ended December 31, 2004. This decrease was due primarily to lower professional fees for outside consultants of $0.7 million as well as certain costs capitalized into intangible assets for software development of $0.6 million. These reductions were partially offset by an increase in compensation expense of $0.5 million. R&D expenses, as a percentage of net revenues were 2.8% for the year ended December 31, 2005 compared with 2.3% for the year ended December 31, 2004.

Depreciation

Depreciation expense decreased $1.4 million, or 7.7%, to $17.1 million for the year ended December 31, 2005 compared with $18.5 million for the year ended December 31, 2004. This decrease was due primarily to assets reaching the end of their depreciation period in 2005 combined with a $5.2 million decrease in asset additions in 2005 compared with 2004. Depreciation expense as a percentage of net revenues were 4.8% for the year ended December 31, 2005 compared with 4.1% for the year ended December 31, 2004.

Amortization

Amortization of intangible assets decreased $0.7 million, or 7.8%, to $8.2 million for the year ended December 31, 2005 compared with $8.9 million for the year ended December 31, 2004. This decrease was the result primarily of several assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 2.3% for the year ended December 31, 2005 compared with 2.0% for the same period in 2004.

Cost of investigation and legal proceedings

Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings. These costs and expenses increased $23.9 million, or 232.8%, to $34.1 million for the year ended December 31, 2005 compared with $10.3 million for the year ended December 31, 2004. These increased costs and expenses include legal fees incurred in connection with the governmental investigations and proceedings, the defense of civil litigation matters and litigation support consulting of $21.8 million, $1.8 million for consulting services provided by Nightingale related to Management’s Billing Assessment and $0.3 million for other miscellaneous costs.

Shareholder securities litigation settlement

Shareholder securities litigation settlement represents the $7.75 million payment to be made pursuant to the memorandum of understanding described under the caption “Shareholder Securities Litigation” in Item 3, Legal Proceedings.

Impairment charges

An impairment charge of $15.1 million was recorded for the year ended December 31, 2004 due to:

•       a goodwill impairment charge of $14.6 million recorded in December 2004 related to the Solutions reporting unit resulting from reduced sales and margins and lower than forecasted operating profits and cashflows; and

•       an intangible impairment charge of $0.5 million relating to a tradename that was no longer going to be utilized.

Restructuring charges

During the latter half of 2005, we implemented a restructuring plan based on a centralized national service delivery model to streamline our organizational and operational structure to better service our customers. The 2005 restructuring plan involved the consolidation of operating facilities and a related reduction in workforce. During 2005, we recorded a restructuring charge of $3.3 million comprised of $2.3 million for non-cancelable leases related to the closure of offices, $0.2 million for the write-off of property and equipment and $0.7 million for severance obligations.

As of December 31, 2005, $2.1 million of restructuring charges remained to be paid in future periods. Approximately $3.4 million of additional charges were incurred in 2006. The payment stream for non-cancelable leases will extend into 2009.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $4.1 million, or 222.8%, to $5.9 million for the year ended December 31, 2005 compared with $1.8 million for the year ended December 31, 2004. This increase was attributable primarily to higher weighted average interest rates earned in 2005 (3.1%) compared to the 2004 period (1%), as well as an $11.2 million higher average cash balance in 2005 compared with 2004.

Income tax (benefit) provision

The effective income tax benefit rate for the year ended December 31, 2005 was (22.8%) compared with an effective income tax expense rate of 53.1% for the year ended December 31, 2004. The difference in tax rates is primarily attributable to a larger increase in the valuation allowance in 2005 than the increase in 2004 combined with a pre-tax book loss in 2005 and pre-tax book earnings in 2004. The large increase in the valuation allowance in 2005 related to management’s decision to establish a $56.8 million valuation allowance against a majority of our domestic deferred tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that a majority of the domestic deferred tax assets would not be realized. In 2004, we recorded a valuation allowance against foreign net operating loss carry forward which increased the effective income tax expense rate.

Comparison of Three Months Ended March 31, 2005 and 2004

	Three months ended March 31,
	2005		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues	$ Change	% Change
	($ in thousands)
Net revenues	$108,449	100.0%	$116,789	100.0%	$(8,340)	(7.1)%
Operating costs and expenses:
Cost of revenues	82,803	76.4%	83,829	71.8%	(1,026)	(1.2)%
Selling, general and administrative	13,554	12.5%	11,322	9.7%	2,232	19.7%
Research and development	2,464	2.3%	2,406	2.1%	58	2.4%
Depreciation	4,364	4.0%	4,532	3.9%	(168)	(3.7)%
Amortization of intangible assets	2,102	1.9%	2,438	2.1%	(336)	(13.8)%
Cost of investigation and legal proceedings	6,226	5.7%	743	0.6%	5,483	738.0%
Total operating costs and expenses	111,513	102.8%	105,270	90.1%	6,243	5.9%
Operating (loss) income	(3,064)	(2.8)%	11,519	9.9%	(14,583)	—
Equity in income (loss) of affiliated company	182	0.2%	(55)	(0.0)%	237	—
Interest income, net	1,035	1.0%	253	0.2%	782	309.1%
(Loss) income before income taxes	(1,847)	(1.7)%	11,717	10.0%	(13,564)	—
Income tax (benefit) provision	(687)	(0.6)%	4,478	3.8%	(5,165)	—
Net (loss) income	$(1,160)	(1.1)%	$7,239	6.2%	$(8,399)	—

Net revenues

Net revenues decreased $8.3 million, or 7.1%, to $108.4 million for the three months ended March 31, 2005 compared with $116.8 million for the three months ended March 31, 2004. This decrease was attributable primarily to:

•       reduced service revenues of $8.0 million resulting primarily from lower pricing to both new and existing customers and lower medical transcription volume. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP; and

•       reduced sales and implementations of our technology products of $0.3 million resulting primarily from the impact of certain technology products reaching the end of their life cycle.

Cost of revenues

Cost of revenues decreased $1.0 million, or 1.2%, to $82.8 million for the three months ended March 31, 2005 compared with $83.8 million for the three months ended March 31, 2004. This decrease was attributable primarily to:

•       reduced medical transcription payroll costs of $1.9 million related directly to the decrease in our medical transcription revenues;

•       decreased telecommunications costs of $0.9 million associated with both the decrease in our medical transcription revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet; and

•       offset by increased other costs of $1.8 million, relating primarily to increased non-MT compensation and benefits arising as a result of the change in our salary increase policy whereby all employees receive annual raises during this period instead of at varying dates throughout the year.

As a percentage of net revenues, cost of revenues increased to 76.4% for the three months ended March 31, 2005 from 71.8% for the same period in 2004, as a result largely of lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues.

Selling, general and administrative

SG&A expenses increased $2.2 million, or 19.7%, to $13.6 million for the three months ended March 31, 2005 compared with $11.3 million for the three months ended March 31, 2004. This increase was attributable primarily to increases in costs of $1.0 million associated with separation and replacement of certain members of our management team and other SG&A expenses of $1.5 million offset by a decrease of audit and consulting fees of $0.3 million related to the audit of our financial statements and the audit of our internal control over financial reporting. SG&A expenses as a percentage of net revenues were 12.5% for the three months ended March 31, 2005 compared with 9.7% for the same period in 2004.

Depreciation

Depreciation expense decreased $0.2 million, or 3.7%, to $4.4 million for the three months ended March 31, 2005 compared with $4.5 million for the three months ended March 31, 2004. This decrease was attributable primarily to assets reaching the end of their depreciable period. Depreciation expense as a percentage of net revenues were 4.0% for the three months ended March 31, 2005 compared with 3.9% for the same period in 2004.

Amortization

Amortization of intangible assets decreased $0.3 million, or 13.8%, to $2.1 million for the three months ended March 31, 2005 compared with $2.4 million for the three months ended March 31, 2004. This decrease was the result primarily of several assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 1.9% for the three months ended March 31, 2005 compared with 2.1% for the same period in 2004.

Cost of investigation and legal proceedings

The cost of investigation and legal proceedings increased $5.5 million, or 738%, to $6.2 million for the three months ended March 31, 2005 compared with $0.7 million for the three months ended March 31, 2004, which was the beginning of the investigation into our billing practices. These costs include increases in legal fees incurred in connection with governmental investigations and proceedings, defense of civil litigation matters and litigation support consulting of $4.5 million, $0.9 million for consulting services provided by Nightingale in connection with Management’s Billing Assessment and $0.1 million for other miscellaneous costs.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $0.8 million, or 309%, to $1.0 million for the three months ended March 31, 2005 compared with $0.3 million for the three months ended March 31, 2004. This increase was attributable to higher weighted average interest rates earned in the 2005 period (2.1%) compared to the 2004 period (0.6%), as well as an $26.2 million higher average cash balance for the three months ended March 31, 2005 compared with the same period in 2004.

Income tax (benefit) provision

The effective income tax benefit rate for the three months ended March 31, 2005 was 37.2% compared with an effective income tax expense rate of 38.2% for the three months ended March 31, 2004.

Comparison of Three Months Ended June 30, 2005 and 2004

	Three months ended June 30,
	2005		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues	$ Change	% Change
	($ in thousands)
Net revenues	$103,364	100.0%	$112,845	100.0%	$(9,481)	(8.4)%
Operating costs and expenses:
Cost of revenues	80,473	77.9%	83,752	74.2%	(3,279)	(3.9)%
Selling, general and administrative	12,230	11.8%	9,555	8.5%	2,675	28.0%
Research and development	2,482	2.4%	2,122	1.9%	360	17.0%
Depreciation	4,354	4.2%	4,601	4.1%	(247)	(5.4)%
Amortization of intangible assets	2,049	2.0%	2,225	2.0%	(176)	(7.9)%
Cost of investigation and legal proceedings	8,455	8.2%	3,595	3.2%	4,860	135.2%
Total operating costs and expenses	110,043	106.5%	105,850	93.8%	4,193	4.0%
Operating (loss) income	(6,679)	(6.5)%	6,995	6.2%	(13,674)	—
Equity in income (loss) of affiliated company	85	0.1%	(59)	(0.1)%	144	—
Interest income, net	1,369	1.3%	284	0.3%	1,085	382.0%
(Loss) income before income taxes	(5,225)	(5.1)%	7,220	6.4%	(12,445)	—
Income tax (benefit) provision	(1,977)	(1.9)%	2,759	2.4%	(4,736)	—
Net (loss) income	$(3,248)	(3.1)%	$4,461	4.0%	$(7,709)	—

Net revenues

Net revenues decreased $9.5 million, or 8.4%, to $103.4 million for the three months ended June 30, 2005 compared with $112.8 million for the three months ended June 30, 2004. This decrease was attributable primarily to reduced service revenues of $7.9 million resulting primarily from lower pricing for both new and existing customers and lower medical transcription volume. In addition, we recorded a customer accommodation charge of $1.5 million during this period in 2005.

Cost of revenues

Cost of revenues decreased $3.3 million, or 3.9%, to $80.5 million for the three months ended June 30, 2005 compared with $83.8 million for the three months ended June 30, 2004. This decrease was attributable primarily to:

•       decreased telecommunications costs of $1.3 million associated with both the decrease in our medical transcription revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•       reduced medical transcription payroll costs of $1.1 million related directly to the decrease in  our medical transcription revenues; and

•       decreased other costs of $0.9 million relating primarily to decreased non-MT compensation and benefits.

As a percentage of net revenues, cost of revenues increased to 77.9% for the three months ended June 30, 2005 from 74.2% for the same period in 2004, as a result primarily of customer accommodation charges, lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues.

Selling, general and administrative

SG&A expenses increased $2.7 million, or 28%, to $12.2 million for the three months ended June 30, 2005 compared with $9.6 million for the three months ended June 30, 2004. This increase was due primarily to a $1.1 million bad debt credit recorded for the three months ended June 30, 2004, which did not repeat in 2005, as well as increased compensation costs of $0.5 million associated with the separation and replacement of certain members of our management team including members at the executive level and other SG&A expenses of $1.3 million. These increases were offset by a decrease in costs associated with audit and consulting fees of $0.2 million related to the audit of our financial statements and the audit of our internal control over financial reporting. SG&A expenses as a percentage of net revenues were 11.8% for the three months ended June 30, 2005 compared with 8.5% for the same period in 2004.

Research and development

R&D expenses increased $0.4 million, or 17%, to $2.5 million for the three months ended June 30, 2005 compared with $2.1 million for the three months ended June 30, 2004. This increase was attributable primarily to compensation expense resulting from increased headcount and bonus. R&D expenses as a percentage of net revenues were 2.4% for the three months ended June 30, 2005 compared with 1.9% for the same period in 2004.

Depreciation

Depreciation expense decreased $0.2 million, or 5.4%, to $4.4 million for the three months ended June 30, 2005 compared with $4.6 million for the three months ended June 30, 2004. This decrease was attributable primarily to assets reaching the end of their depreciable period in the 2005 period combined with $1.8 million decrease in asset additions in the 2005 period compared with the 2004 period. Depreciation expense as a percentage of net revenues were 4.2% for the three months ended June 30, 2005 compared to 4.1% for the same period in 2004.

Amortization

Amortization of intangible assets decreased $0.2 million, or 7.9%, to $2.0 million for the three months ended June 30, 2005 compared with $2.2 million for the three months ended June 30, 2004. This decrease was the result primarily of several assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 2.0% for the three months ended June 30, 2005 compared with 2.0% for the same period in 2004.

Cost of investigation and legal proceedings

The cost of investigation and legal proceedings increased $4.9 million, or 135.2%, to $8.5 million for the three months ended June 30, 2005 compared with $3.6 million for the three months ended June 30, 2004. These increased costs include legal fees incurred in connection with the governmental investigations and proceedings, defense of civil litigation matters and litigation support consulting of $3.9 million, $0.8 million for consulting services provided by Nightingale in connection with the Review and Management’s Billing Assessment and $0.1 million for other miscellaneous costs.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $1.1 million, or 382%, to $1.4 million for the three months ended June 30, 2005 compared with $0.3 million for the three months ended June 30, 2004. This increase was attributable to higher interest rates earned in the 2005 period (2.8%) compared to the 2004 period (0.6%), as well as a $16.6 million higher average cash balance for the three months ended June 30, 2005 compared with the same period in 2004.

Income tax (benefit) provision

The effective income tax benefit rate for the three months ended June 30, 2005 was 37.8% compared with an effective income tax expense rate of 38.2% for the three months ended June 30, 2004. This yielded an effective income tax benefit rate for the six months ended June 30, 2005 of 37.7%, compared with an income tax expense rate of 38.2% for the six months ended June 30, 2004.

Comparison of Three Months Ended September 30, 2005 and 2004

	Three months ended September 30,
	2005		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues	$ Change	% Change
	($ in thousands)
Net revenues	$97,084	100.0%	$112,605	100.0%	$(15,521)	(13.8)%
Operating costs and expenses:
Cost of revenues	75,353	77.6%	83,650	74.3%	(8,297)	(9.9)%
Selling, general and administrative	13,116	13.5%	11,834	10.5%	1,282	10.8%
Research and development	2,641	2.7%	3,223	2.9%	(582)	(18.1)%
Depreciation	4,341	4.5%	4,780	4.2%	(439)	(9.2)%
Amortization of intangible assets	2,031	2.1%	2,133	1.9%	(102)	(4.8)%
Cost of investigation and legal proceedings	9,293	9.6%	2,255	2.0%	7,038	312.1%
Restructuring charges	630	0.6%	—	—	630	—
Total operating costs and expenses	107,405	110.6%	107,875	95.8%	(470)	(0.4)%
Operating (loss) income	(10,321)	(10.6)%	4,730	4.2%	(15,051)	—
Equity in income of affiliated company	137	0.1%	81	0.1%	56	—
Interest income, net	1,623	1.7%	502	0.4%	1,121	223.3%
(Loss) income before income taxes	(8,561)	(8.8)%	5,313	4.7%	(13,874)	—
Income tax (benefit) provision	(3,839)	(4.0)%	1,863	1.7%	(5,702)	—
Net (loss) income	$(4,722)	(4.9)%	$3,450	3.1%	$(8,172)	—

Net revenues

Net revenues decreased $15.5 million, or 13.8%, to $97.1 million for the three months ended September 30, 2005 compared with $112.6 million for the three months ended September 30, 2004. This decrease was attributable primarily to:

•       reduced service revenues of $13.9 million resulting primarily from $9.7 million of lower pricing to both new and existing customers and lower medical transcription volume, as well as, a charge of $4.2 million related to the customer accommodation program. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP; and

•       reduced sales and implementations of our technology products of $1.7 million resulting primarily from the impact of certain technology products reaching the end of their life cycle.

Cost of revenues

Cost of revenues decreased $8.3 million, or 9.9%, to $75.4 million for the three months ended September 30, 2005 from $83.7 million for the three months ended September 30, 2004. This decrease was attributable primarily to:

•       reduced other costs of $4.4 million resulting primarily from decreased non-MT headcount and facility closures;

•       reduced medical transcription payroll costs of $2.0 million related directly to the decrease in our medical transcription revenues;

•       decreased telecommunications costs of $1.3 million associated with both the decrease in our medical transcription revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet; and

•       reduced technology product costs of $0.6 million related directly to the reduction in technology product revenues.

As a percentage of net revenues, cost of revenues increased to 77.6% for the three months ended September 30, 2005 from 74.3% for the same period in 2004 as a result primarily of customer accommodation charges, lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues.

Selling, general and administrative

SG&A expenses increased $1.3 million, or 10.8%, to $13.1 million for the three months ended September 30, 2005 compared with $11.8 million for the three months ended September 30, 2004. This increase was due primarily to increases in bonus expense of $1.3 million, audit and consulting fees of $0.1 million related to the audit of our financial statements and the audit of our internal control over financial reporting and all other miscellaneous SG&A expenses of $0.7 million. These increases were offset by a reduction in compensation costs of $0.8 million associated with the separation and replacement of certain of members of our management team, including members at the executive level. SG&A expenses as a percentage of net revenues were 13.5% compared with 10.5% for the same period in 2004.

Research and development

R&D expenses decreased $0.6 million, or 18.1%, to $2.6 million for the three months ended September 30, 2005 compared with $3.2 million for the three months ended September 30, 2004. This decrease was attributable to a reduction of licensing expense of $0.7 million offset by an increase in bonus of $0.1 million. R&D expenses as a percentage of net revenues were 2.7% for the three months ended September 30, 2005 compared with 2.9% for the same period in 2004.

Depreciation

Depreciation expense decreased $0.4 million, or 9.2%, to $4.3 million for the three months ended September 30, 2005 compared with $4.8 million for the three months ended September 30, 2004. This decrease was attributable primarily to assets reaching the end of their depreciable period in the 2005 period combined with a $3.5 million decrease in asset additions in the 2005 period compared with the 2004 period. Depreciation expense as a percentage of net revenues were 4.5 % for the three months ended September 30, 2005 compared with 4.2% for the three months ended September 30, 2004.

Amortization

Amortization of intangible assets decreased $0.1 million, or 4.8%, to $2.0 million for the three months ended September 30, 2005 compared with $2.1 million for the three months ended September 30, 2004. This decrease was the result primarily of several assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 2.1% for the three months ended September 30, 2005 compared with 1.9% for the same period in 2004.

Cost of investigation and legal proceedings

The cost of investigation and legal proceedings increased $7.0 million, or 312%, to $9.3 million for the three months ended September 30, 2005 compared with $2.3 million for the three months ended September 30, 2004. These increased costs include legal fees incurred in connection with governmental investigations and proceedings, the defense of civil litigation matters and litigation support consulting of $6.8 million and $0.2 million for consulting services provided by Nightingale in connection with Management’s Billing Assessment.

Restructuring charges

Restructuring charges of $0.6 million were recorded for the three months ended September 30, 2005. We established a restructuring reserve in the 2005 period of $0.5 million for non-cancelable leases related to the closure of offices and $0.1 million for severance obligations. No restructuring charges were incurred for the three months ended September 30, 2004.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $1.1 million, or 223.3%, to $1.6 million for the three months ended September 30, 2005 compared with $0.5 million for the three months ended September 30, 2004. This increase was attributable primarily to higher weighted average interest rates earned in the 2005 period (3.3%) compared to the 2004 period (1.1% ), as well as $10.8 million higher average cash balance for the three months ended September 30, 2005 compared with the same period in 2004.

Income tax (benefit) provision

The effective income tax benefit rate for the three months ended September 30, 2005 was 44.8% compared with an effective income tax expense rate of 35.1% for the three months ended September 30, 2004. In the three months ended September 30, 2005, we released tax reserves which increased the income tax benefit rate. These reserves were released due to the statute of limitation that expired on certain tax returns. This yielded an effective income tax benefit rate for the nine months ended September 30, 2005 of 41.6% compared with an effective income tax expense rate of 37.5% for the nine months ended September 30, 2004.

Comparison of Three Months Ended December 31, 2005 and 2004

	Three months ended December 31,
	2005		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues	$ Change	% Change
	($ in thousands)
Net revenues	$44,108	100.0%	$109,655	100.0%	$(65,547)	(59.8)%
Operating costs and expenses:
Cost of revenues	76,770	174.1%	85,001	77.5%	(8,231)	(9.7)%
Selling, general and administrative	15,658	35.5%	13,725	12.5%	1,933	14.1%
Research and development	2,197	5.0%	2,788	2.5%	(591)	(21.2)%
Depreciation	4,040	9.2%	4,608	4.2%	(568)	(12.3)%
Amortization of intangible assets	2,011	4.6%	2,092	1.9%	(81)	(3.9)%
Cost of investigation and legal proceedings	10,153	23.0%	3,660	3.3%	6,493	177.4%
Shareholder securities litigation settlement	7,750	17.6%	—	—	7,750	—
Impairment charges	148	0.3%	15,078	13.8%	(14,930)	(99.0)%
Restructuring charges	2,627	6.0%	—	—	2,627	—
Total operating costs and expenses	121,354	275.1%	126,952	115.8%	(5,598)	(4.4)%
Operating loss	(77,246)	(175.1)%	(17,297)	(15.8)%	(59,949)	—
Equity in income of affiliated company	96	0.2%	221	0.2%	(125)	(56.6)%
Interest income, net	1,913	4.3%	801	0.7%	1,112	138.8%
Loss before income taxes	(75,237)	(170.6)%	(16,275)	(14.8)%	(58,962)	—
Income tax provision (benefit)	27,265	61.8%	(4,867)	(4.4)%	32,132	—
Net loss	$(102,502)	(234.4)%	$(11,408)	(10.4)%	$(91,094)	—

Net revenues

Net revenues decreased $65.5 million, or 59.8%, to $44.1 million for the three months ended December 31, 2005 compared with $109.7 million for the three months ended December 31, 2004. This decrease was attributable primarily to:

•       reduced service revenues of $63.6 million resulting primarily from a charge of $51.9 million in the 2005 period related to the customer accommodation program, as well as $11.7 million due to lower pricing to both new and existing customers and lower medical transcription volume. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP; and

•       reduced sales and implementations of our technology products of $1.9 million resulting primarily from the impact of certain technology products reaching the end of their life cycle.

Cost of revenues

Cost of revenues decreased $8.2 million, or 9.7%, to $76.8 million for the three months ended December 31, 2005 compared with $85.0 million for the three months ended December 31, 2004. This decrease was attributable primarily to:

•       reduced medical transcription payroll costs of $4.7 million related directly to the decrease in our medical transcription revenues;

•       reduced technology product cost of $2.0 million related directly to the reduction in technology product revenues;

•       reduced fixed costs of $3.0 million including facilities and compensation cost reductions realized;

•       decreased telecommunications costs of $1.6 million associated with both the decease in medical transcription revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•       a decrease of $0.7 million in costs related to the write-off of prepaid services which was recorded in the fourth quarter of 2004; and

•       offset by a write off of $3.9 million for the three months ended December 31, 2005 resulting from an inventory of fixed assets performed during such period.

As a percentage of net revenues, cost of revenues increased to 174.1% for the three months ended December 31, 2005 from 77.5% for the same period in 2004 as a result primarily of customer accommodation charges, lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues.

Selling, general and administrative

SG&A expenses increased $1.9 million, or 14.1%, to $15.7 million for the three months ended December 31, 2005 compared with $13.7 million for the three months ended December 31, 2004. This increase was due primarily to increases in audit and consulting fees of $1.4 million related to the audit of our financial statements and the audit of our internal control over financial reporting, human resource consultant services of $0.9 million, sales commissions of $0.7 million due to a fourth quarter sales incentive program and all other SG&A expenses of $0.9 million. These increases were offset by a reduction in compensation costs of $2.0 million associated with the separation and replacement of certain members of our management team. SG&A expenses as a percentage of net revenues for the three months ended December 31, 2005 were 35.5% compared with 12.5% for the same period in 2004.

Research and development

R&D expenses decreased $0.6 million, or 21.2%, to 2.2 million for the three months ended December 31, 2005 compared with $2.8 million for the three months ended December 31, 2004. This decrease was due primarily to certain costs capitalized into intangible assets for software development of $0.6 million. In addition there was a decrease in professional fees for outside consultants of $0.2 million offset by $0.2 million increase in compensation. R&D expenses as a percentage of net revenues was 5.0% for the three months ended December 31, 2005 as compared with 2.5% for the same period in 2004.

Depreciation

Depreciation expense decreased $0.6 million, or 12.3%, to $4 million for the three months ended December 31, 2005 compared with $4.6 million for the three months ended December 31, 2004. This decrease was attributable primarily to assets reaching the end of their depreciation period in 2005 combined with a $5.2 million decrease in asset additions in 2005 compared with 2004. Depreciation expense as a percentage of net revenues were 9.2% for the three months ended December 31, 2005 compared with 4.2% for the three months ended December 31, 2004.

Amortization

Amortization of intangible assets decreased $0.1 million, or 3.9%, to $2.0 million for the three months ended December 31, 2005 compared with $2.1 million for the three months ended December 31, 2004. This decrease was the result primarily of several assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 4.6% for the three months ended December 31, 2005 compared with 1.9% for the same period in 2004.

Cost of investigation and legal proceedings

The cost of investigation and legal proceedings  increased $6.5 million, or 177.4%, to $10.2 million for the three months ended December 31, 2005 compared with $3.7 million for the three months ended December 31, 2004. These increased costs include legal fees incurred in connection with the governmental investigations and proceedings, the defense of civil litigation matters and litigation support consulting of $6.6 million, offset by a decrease of $0.1 million for consulting services provided by Nightingale in connection with the Review and Management’s Billing Assessment.

Shareholder securities litigation settlement

Shareholder securities litigation settlement represents the $7.75 million payment to be made pursuant to the memorandum of understanding described under the caption “Shareholder Securities Litigation” in Item 3, Legal Proceedings.

Impairment charges

An impairment charge of $15.1 million was recorded for the three months ended December 31, 2004 due to:

•       a goodwill impairment charge of $14.6 million recorded in December 2004 related to the Solutions reporting unit resulting from reduced sales and margins and lower than forecasted operating profits and cashflows; and

•       an intangible impairment charge of $0.5 million relating to a tradename that was no longer going to be utilized.

Restructuring charges

During the latter half of 2005, we implemented a restructuring plan associated with a centralized national service delivery model to streamline our organizational and operational structure to better service our customers. The 2005 restructuring plan involved the consolidation of operating facilities and the related reduction in workforce. During the three months ended December 31, 2005, we recorded a restructuring charge of $2.6 million comprised of $1.8 million for non-cancelable leases related to the closure of offices, $0.2 million for the write-off of equipment and $0.6 million for severance obligations.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $1.1 million, or 138.8%, to $1.9 million for the three months ended December 31, 2005 compared with $0.8 million for the three months ended December 31, 2004. This increase was attributable primarily to the higher weighted average interest rate earned in the 2005 period (4.1%) compared to the 2004 period (1.7%).

Income tax (benefit) provision

The effective income tax benefit rate for the three months ended December 31, 2005 was (36.2%) compared with an income tax benefit rate of 29.9% for the three months ended December 31, 2004. The effective income tax benefit rate for the twelve months ended December 31, 2005 was (22.9%) compared with an effective income tax expense rate of 53.1% for the twelve months ended December 31, 2004. The difference in tax rates is primarily attributable to a larger increase in the valuation allowance in 2005 than the increase in 2004 combined with a pre-tax book loss in 2005 and pre-tax book earnings in 2004. The large increase in the valuation allowance in 2005 related to management’s decision to establish a $56.8 million valuation allowance against a majority of the domestic deferred tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that a majority of the domestic deferred tax assets would not be realized. In the three months ended December 31, 2004, we recorded a valuation allowance against deferred tax assets generated in foreign jurisdictions which reduced the effective tax benefit rate.

Comparison of Years Ended December 31, 2004 and 2003

	Years ended December 31,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	$ Change	% Change
	($ in thousands)
Net revenues	$451,894	100.0%	$484,762	100.0%	$(32,868)	(6.8)%
Operating costs and expenses:
Cost of revenues	336,232	74.4%	348,428	71.9%	(12,196)	(3.5)%
Selling, general and administrative	46,436	10.3%	43,738	9.0%	2,698	6.2%
Research and development	10,539	2.3%	10,228	2.1%	311	3.0%
Depreciation	18,521	4.1%	18,658	3.8%	(137)	(0.7)%
Amortization of intangible assets	8,888	2.0%	9,754	2.0%	(866)	(8.9)%
Cost of investigation and legal proceedings	10,253	2.3%	—	—	10,253	—
Impairment charges	15,078	3.3%	—	—	15,078	—
Restructuring credits	—	—	(277)	(0.1)%	277	(100.0)%
Total operating costs and expenses	445,947	98.7%	430,529	88.8%	15,418	3.6%
Operating income	5,947	1.3%	54,233	11.2%	(48,286)	(89.0)%
Equity in income (loss) of affiliated company	188	0.0%	(513)	(0.1)%	701	—
Interest income, net	1,840	0.4%	1,073	0.2%	767	71.5%
Income before income taxes	7,975	1.8%	54,793	11.3%	(46,818)	(85.4)%
Income tax provision	4,233	0.9%	19,226	4.0%	(14,993)	(78.0)%
Net income	$3,742	0.8%	$35,567	7.3%	$(31,825)	(89.5)%

Net revenues

Net revenues decreased $32.9 million, or 6.8%, to $451.9 million for the year ended December 31, 2004 compared with $484.8 million for the year ended December 31, 2003. This decrease was attributable primarily to:

•       reduced service revenues of $24.5 million resulting primarily from lower pricing to both new and existing customers and lower medical transcription volume. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our efforts to migrate our medical transcription customers from disparate and older technology platforms to our DEP;

•       reduced sales and implementations of our technology products of $6.5 million resulting primarily from the impact of certain technology products reaching the end of their lifecycle; and

•       reduced revenues from our coding services of $1.9 million.

Cost of revenues

Cost of revenues decreased $12.2 million, or 3.5%, to $336.2 million for the year ended December 31, 2004 compared with $348.4 million for the year ended December 31, 2003. The decrease was attributable primarily to:

•       reduced medical transcription payroll costs of $6.4 million related directly to the decrease in our medical transcription revenues;

•       reduced telecommunications costs of $6.4 million associated with both the decrease in our medical transcription revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•       reduced technology product cost of $2.7 million related directly to the reduction in technology product revenues;

•       offset by increased other costs of $1.1 million consisting primarily of increases in non-MT compensation and benefits; and

•       a net increase of $2.1 million in costs related to business insurance, service contracts and the write-off of prepaid services which was recorded in the fourth quarter of 2004.

As a percentage of net revenues, cost of revenues increased to 74.4% for the year ended December 31, 2004 from 71.9% for the year ended December 31, 2003 as a result primarily of lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues.

Selling, general and administrative

SG&A expenses increased $2.7 million, or 6.2%, to $46.4 million for the year ended December 31, 2004 compared with $43.7 million for the year ended December 31, 2003. The increase was attributable primarily to increases in compensation costs of $3.4 million associated with the separation and replacement of certain members of our management team and audit and consulting fees of $1.2 million related to the audit of our financial statements and the audit of our internal control over financial reporting. These increases were offset by a decrease in all other SG&A expenses of $1.9 million primarily due to decreases in compensation expense and facility charges. SG&A expenses as a percentage of net revenues for the year ended December 31, 2004 were 10.3% compared with 9.0% for the same period in 2003.

Research & development

R&D expenses increased $0.3 million, or 3.0%, to $10.5 million for the year ended December 31, 2004 compared with $10.2 million for the year ended December 31, 2003. This increase was due primarily to compensation and benefit expense of $0.9 million due to additions in the workforce offset by a decrease in professional fees for outside consultants and other miscellaneous charges of $0.6 million. R&D expenses as a percentage of net revenues for the year ended December 31, 2004 were 2.3% compared with 2.1% for the same period in 2003.

Amortization

Amortization of intangible assets decreased $0.9 million, or 8.9%, to $8.9 million for the year ended December 31, 2004 compared with $9.8 million for the year ended December 31, 2003. This decrease was the result primarily of several assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 2.0% for the year ended December 31, 2004 compared with 2.0% for the same period in 2003.

Cost of investigation and legal proceedings

The cost of investigation and legal proceedings was $10.3 million for the year ended December 31, 2004. These costs were attributable to legal and other professional fees of $8.9 million and consulting services provided by Nightingale of $1.4 million related to Management’s Billing Assessment. There was no cost of investigation and legal proceedings reported for the year ended December 31, 2003.

Impairment charges

An impairment charge of $15.1 million was recorded for the year ended December 31, 2004 due to:

•       a goodwill impairment charge of $14.6 million recorded in December 2004 related to the Solutions reporting unit resulting from reduced sales and margins and lower than forecasted operating profits and cashflows; and

•       an intangible impairment charge of $0.5 million relating to a tradename that was no longer going to be utilized.

Restructuring credit

The restructuring credit of $0.3 million for the year ended December 31, 2003 reflects revised downward estimates for reserves related to non-cancelable leases and severance payments for restructuring plans approved in 1998 and 2001. There were no restructuring charges or credits incurred for the three months ended December 31, 2004.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $0.8 million, or 71.5%, to $1.8 million for the year ended December 31, 2004 compared with $1.1 million for the year ended December 31, 2003. This increase was attributable to the higher weighted average interest rate earned in the 2004 period (1%) compared to the 2003 period (0.7%) and a $49.4 million higher average cash balance in the 2004 period compared with the 2003 period.

Income tax (benefit) provision

The effective income tax expense rate for year ended December 31, 2004 was 53.1% compared with an effective income tax expense rate of 35.1% for the year ended December 31, 2003. The difference in the effective tax rate is primarily attributable to the establishment of a valuation allowance against deferred tax assets generated in foreign jurisdictions in the 2004 fourth quarter combined with a smaller amount of pre-tax book income in 2004.

Comparison of Three Months Ended March 31, 2004 and 2003

	Three months ended March 31,
	2004		As Restated 2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	$ Change	% Change
	($ in thousands)
Net revenues	$116,789	100.0%	$123,910	100.0%	$(7,121)	(5.7)%
Operating costs and expenses:
Cost of revenues	83,829	71.8%	88,362	71.3%	(4,533)	(5.1)%
Selling, general and administrative	11,322	9.7%	10,451	8.4%	871	8.3%
Research and development	2,406	2.1%	2,238	1.8%	168	7.5%
Depreciation	4,532	3.9%	4,636	3.7%	(104)	(2.2)%
Amortization of intangible assets	2,438	2.1%	1,993	1.6%	445	22.3%
Cost of investigation and legal proceedings	743	0.6%	—	—	743	—
Total operating costs and expenses	105,270	90.1%	107,680	86.9%	(2,410)	(2.2)%
Operating income	11,519	9.9%	16,230	13.1%	(4,711)	(29.0)%
Equity in loss of affiliated company	(55)	(0.0)%	(184)	(0.1)%	129	(70.1)%
Interest income, net	253	0.2%	220	0.2%	33	15.0%
Income before income taxes	11,717	10.0%	16,266	13.1%	(4,549)	(28.0)%
Income tax provision	4,478	3.8%	6,263	5.1%	(1,785)	(28.5)%
Net income	$7,239	6.2%	$10,003	8.1%	$(2,764)	(27.6)%

Net revenues

Net revenues decreased $7.1 million, or 5.7%, to $116.8 million for the three months ended March 31, 2004 compared with $123.9 million for the three months ended March 31, 2003. This decrease was attributable primarily to:

•       reduced service revenues of $5.4 million resulting primarily from lower pricing to both new and existing customers and lower medical transcription volume. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our efforts to migrate our medical transcription customers from disparate and older technology platforms to our DEP; and

•       reduced sales and implementations of our technology products of $1.7 million resulting primarily from the impact of certain technology products reaching the end of their life.

Cost of revenues

Cost of revenues decreased $4.5 million, or 5.1%, to $83.8 million for the three months ended March 31, 2004, compared with $88.4 million for the three months ended March 31, 2003. This decrease was primarily attributable to:

•       reduced telecommunications costs of $2.2 million associated with both the decrease in our medical transcription revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•       reduced medical transcription payroll costs of $0.7 million related directly to the decrease in our medical transcription revenues; and

•       reduction in other costs of $1.7 million.

As a percentage of net revenues, cost of revenues increased to 71.8% for the three months ended March 31, 2004 from 71.3% for the three months ended December 31, 2003 as a result largely of lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues.

Selling, general and administrative

SG&A expenses increased $0.9 million, or 8.3%, to $11.3 million for the three months ended March 31, 2004 compared with $10.5 million for the three months ended March 31, 2003. This increase was attributable primarily to increases in costs of $0.3 million associated with recruitment of certain members of our management team, audit and consulting fees of $0.2 million related to the audit of our financial statements and the audit of our internal control over financial reporting and increases in all other SG&A expenses of $0.4 million. SG&A expenses as a percentage of net revenues for the three months ended March 31, 2004 was 9.7% compared to 8.4 % for the three months ended March 31, 2003.

Research and development

R&D expenses increased $0.2 million, or 7.5%, to $2.4 million for the three months ended March 31, 2004 compared with $2.2 million for the three months ended March 31, 2003. This increase was due primarily to compensation and benefit expense of $0.4 million offset by reductions of other miscellaneous expenses of $0.2 million. R&D expenses as a percentage of net revenues for the three months ended March 31, 2004 was 2.1% compared to 1.8% for the three months ended March 31, 2003.

Amortization

Amortization of intangible assets increased $0.4 million, or 22.3%, to $2.4 million for the three months ended March 31, 2004 compared with $2.0 million for the three months ended March 31, 2003. This increase was attributed to additions to intangible assets for an acquisition that was completed at the end of the first quarter of 2003. Amortization of intangible assets as a percentage of net revenues was 2.1% for the three months ended March 31, 2004 compared with 1.6% for the three months ended March 31, 2003.

Cost of investigation and legal proceedings

The cost of investigation and legal proceedings was $0.7 million for the three months ended March 31, 2004. These costs were attributable primarily to legal fees incurred in connection with the Review. There were no costs reported as cost of investigation and legal proceedings for the three months ended March 31, 2003.

Income tax (benefit) provision

The effective income tax expense rate for the three months ended March 31, 2004 was 38.2% compared with an effective income tax expense rate of 38.5% for the three months ended March 31, 2003.

Comparison of Three Months Ended June 30, 2004 and 2003

	Three months ended June 30,
	2004		As Restated 2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	$ Change	% Change
	($ in thousands)
Net revenues	$112,845	100.0%	$122,757	100.0%	$(9,912)	(8.1)%
Operating costs and expenses:
Cost of revenues	83,752	74.2%	86,107	70.1%	(2,355)	(2.7)%
Selling, general and administrative	9,555	8.5%	10,922	8.9%	(1,367)	(12.5)%
Research and development	2,122	1.9%	2,116	1.7%	6	0.3%
Depreciation	4,601	4.1%	4,745	3.9%	(144)	(3.0)%
Amortization of intangible assets	2,225	2.0%	2,219	1.8%	6	0.3%
Cost of investigation and legal proceedings	3,595	3.2%	—	—	3,595	—
Total operating costs and expenses	105,850	93.8%	106,109	86.4%	(259)	(0.2)%
Operating income	6,995	6.2%	16,648	13.6%	(9,653)	(58.0)%
Equity in loss of affiliated company	(59)	(0.1)%	(132)	(0.1)%	73	(55.3)%
Interest income, net	284	0.3%	254	0.2%	30	11.8%
Income before income taxes	7,220	6.4%	16,770	13.7%	(9,550)	(56.9)%
Income tax provision	2,759	2.4%	6,456	5.3%	(3,697)	(57.3)%
Net income	$4,461	4.0%	$10,314	8.4%	$(5,853)	(56.7)%

Net revenues

Net revenues decreased $9.9 million, or 8.1%, to $112.8 million for the three months ended June 30, 2004 compared with $122.8 million for the three months ended June 30, 2003. This decrease was the result primarily of:

•       reduced service revenues of $7.7 million resulting primarily from lower pricing to both new and existing customers and lower medical transcription volume. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our efforts to migrate our medical transcription customers from disparate and older technology platforms to our DEP; and

•       reduced sales and implementations of our technology products of $2.3 million resulting primarily from the impact of certain technology products reaching the end of their life cycle.

Cost of revenues

Cost of revenues decreased $2.4 million, or 2.7%, to $83.8 million for the three months ended June 30, 2004 compared with $86.1 million for the three months ended June 30, 2003. This decrease was the result primarily of:

•       reduced medical transcription payroll costs of $1.9 million related directly to the decrease in our medical transcription revenues;

•       decreased telecommunications costs of $1.6 million associated with both the decease in our medical transcription revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet; and

•       offset by increases in other costs of $1.2 million due primarily to non-MT compensation and benefits expense.

As a percentage of net revenues, cost of revenues increased to 74.2% for the three months ended June 30, 2004 from 70.1% for the three months ended June 30, 2003, as a result primarily of lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues.

Selling, general and administrative

SG&A expenses decreased $1.4 million, or 12.5%, to $9.6 million for the three months ended June 30, 2004 compared with $10.9 million for the three months ended June 30, 2003. This decrease was attributable primarily to a $1.1 million bad debt expense recorded in the three months ended June 30, 2004, as well as decreases in all other SG&A expenses of $0.7 million, offset by increases in audit and consulting fees of $0.2 million related to the audit of our financial statements and the audit of our internal control over financial reporting and costs of $0.2 million associated with the recruitment of certain members of our management team. SG&A expenses as a percentage of net revenues were 8.5% for the three months ended June 30, 2004 compared with 8.9% for three months ended June 30, 2003.

Cost of investigation and legal proceedings

The cost of investigation and legal proceedings was $3.6 million for the three months ended June 30, 2004. These costs were attributable primarily to legal fees incurred in connection with the Review. There were no costs reported as cost of investigation and legal proceedings for the three months ended June 30, 2003.

Income tax (benefit) provision

The effective income tax expense rate for the three months ended June 30, 2004 was 38.2% compared with an effective income tax expense rate of 38.5% for the three months ended June 30, 2003. This yielded an effective income tax expense rate for the six months ended June 30, 2004 of 38.2% compared with an effective income tax expense rate of 38.5% for the six months ended June 30, 2003.

Comparison of Three Months Ended September 30, 2004 and 2003

	Three months ended September 30,
	2004		As Restated 2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	$ Change	% Change
	($ in thousands)
Net revenues	$112,605	100.0%	$120,501	100.0%	$(7,896)	(6.6)%
Operating costs and expenses:
Cost of revenues	83,650	74.3%	87,160	72.3%	(3,510)	(4.0)%
Selling, general and administrative	11,834	10.5%	11,369	9.4%	465	4.1%
Research and development	3,223	2.9%	2,379	2.0%	844	35.5%
Depreciation	4,780	4.2%	4,828	4.0%	(48)	(1.0)%
Amortization of intangible assets	2,133	1.9%	2,219	1.8%	(86)	(3.9)%
Cost of investigation and legal proceedings	2,255	2.0%	—	—	2,255	—
Restructuring credits	—	—	(223)	(0.2)%	223	(100.0)%
Total operating costs and expenses	107,875	95.8%	107,732	89.4%	143	0.1%
Operating income	4,730	4.2%	12,769	10.6%	(8,039)	(63.0)%
Equity in income (loss) of affiliated company	81	0.1%	(113)	(0.1)%	194	—
Interest income, net	502	0.4%	222	0.2%	280	126.1%
Income before income taxes	5,313	4.7%	12,878	10.7%	(7,565)	(58.7)%
Income tax provision	1,863	1.7%	4,339	3.6%	(2,476)	(57.1)%
Net income	$3,450	3.1%	$8,539	7.1%	$(5,089)	(59.6)%

Net revenues

Net revenues decreased $7.9 million, or 6.6%, to $112.6 million for the three months ended September 30, 2004 compared with $120.5 million for the three months ended September 30, 2003. This decrease was attributable primarily to:

•       reduced service revenues of $6.0 million resulting primarily from lower pricing to both new and existing customers and lower medical transcription volume. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our efforts to migrate our medical transcription customers from disparate and older technology platforms to our DEP;

•       reduced sales and implementations of technology products of $1.1 million resulting primarily from the impact of certain technology products reaching the end of their life cycle; and

•       reduced sales of our other product offerings of $0.8 million resulting primarily from our coding products.

Cost of revenues

Cost of revenues decreased $3.5 million, or 4.0%, to $83.7 million for the three months ended September 30, 2004 compared with $87.2 million for the three months ended September 30, 2003. This decrease was attributable primarily to:

•       reduced medical transcription payroll costs of $2.1 million related directly to the decrease in our medical transcription revenues;

•       decreased telecommunications costs of $1.4 million associated with both the decrease in our medical transcription revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•       reduced technology product costs of $1.0 million related directly to the reduction in technology revenues; and

•       offset by an increase in other costs of $0.9 million due primarily to non-MT compensation and benefits expense.

As a percentage of net revenues, cost of revenues increased to 74.3% for the three months ended September 30, 2004 from 72.3% for the three months ended September 30, 2003 as a result largely of lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues.

Selling, general and administrative

SG&A expenses increased $0.5 million, or 4.1%, to $11.8 million for the three months ended September 30, 2004 compared with $11.4 million for the three months ended September 30, 2003. This increase was attributable primarily to increases in compensation costs of $1.1 million associated with the separation and replacement of certain members of our management team and audit and consulting fees of $0.2 million related to the audit of our financial statements and the audit of our internal control over financial reporting. These increases were offset by a decrease in all other SG&A expenses of $0.8 million. SG&A expenses as a percentage of net revenues for the three months ended September 30, 2004 were 10.5% compared with 9.4% for the same period in 2003.

Research and development

R&D expenses increased $0.8 million, or 35.5%, to $3.2 million for the three months ended September 30, 2004 compared with $2.4 million for the three months ended September 30, 2003. This increase was due primarily to development expenses paid to Philips and increased compensation expense. R&D expenses as a percentage of net revenues were 2.9% for the three months ended September 30, 2004 compared with 2% for the three months ended September 30, 2003.

Amortization

Amortization of intangible assets decreased $0.1 million, or 3.9%, to $2.1 million for the three months ended September 30, 2004 compared with $2.2 million for the three months ended September 30, 2003. This decrease was the result primarily of several assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 1.9% for the three months ended September 30, 2004 compared with 1.8% for the three months ended September 30, 2003.

Cost of investigation and legal proceedings

The cost of investigation and legal proceedings was $2.3 million for the three months ended September 30, 2004. These costs were attributable to legal fees of $1.7 million related to the Review and $0.5 million for consulting services provided by Nightingale in connection with Management’s Billing Assessment. There were no costs reported as cost of investigation and legal proceedings for the three months ended September 30, 2003.

Restructuring credits

Restructuring credits were $0.2 million for the three months ended September 30, 2003. These credits relate to revision of estimates of required reserves for non-cancelable leases and severance payments for restructuring plans approved in 1998 and 2001. No similar charges or credits were incurred for the three months ended September 30, 2004.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $0.3 million, or 126.1%, to $0.5 million for the three months ended September 30, 2004 compared with $0.2 million for the three months ended September 30, 2003. This increase was attributable to the higher interest rates earned in the 2004 period (1.1%) compared to the 2003 period (0.6%) on a higher average cash balance of $49.4 million in the 2004 period compared with the 2003 period.

Income tax provision

The effective income tax rate for the three months ended September 30, 2004 was 35.1% compared with an effective income tax expense rate of 33.7% for the three months ended September 30, 2003. This resulted primarily from the release of tax reserves in the 2003 third quarter due to the expiration of the statute of limitations. This yielded an effective income tax expense rate for the nine months ended September 30, 2004 of 37.5% compared with an effective income tax expense rate of 37.2% for the nine months ended September 30, 2003.

Comparison of Three Months Ended December 31, 2004 and 2003

	Three months ended December 31,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	$ Change	% Change
	($ in thousands)
Net revenues	$109,655	100.0%	$117,594	100.0%	$(7,939)	(6.8)%
Operating costs and expenses:
Cost of revenues	85,001	77.5%	86,799	73.8%	(1,798)	(2.1)%
Selling, general and administrative	13,725	12.5%	10,996	9.4%	2,729	24.8%
Research and development	2,788	2.5%	3,495	3.0%	(707)	(20.2)%
Depreciation	4,608	4.2%	4,449	3.8%	159	3.6%
Amortization of intangible assets	2,092	1.9%	3,323	2.8%	(1,231)	(37.0)%
Cost of investigation and legal proceedings	3,660	3.3%	—	—	3,660	—
Impairment charges	15,078	13.8%	—	—	15,078	—
Restructuring credits	—	—	(54)	(0.0)%	54	(100.0)%
Total operating costs and expenses	126,952	115.8%	109,008	92.7%	17,944	16.5%
Operating (loss) income	(17,297)	(15.8)%	8,586	7.3%	(25,883)	—
Equity in income (loss) of affiliated company	221	0.2%	(84)	(0.1)%	305	—
Interest income, net	801	0.7%	377	0.3%	424	112.5%
(Loss) income before income taxes	(16,275)	(14.8)%	8,879	7.6%	(25,154)	—
Income tax (benefit) provision	(4,867)	(4.4)%	2,168	1.8%	(7,035)	—
Net (loss) income	$(11,408)	(10.4)%	$6,711	5.7%	$(18,119)	—

Net revenues

Net revenues decreased $7.9 million, or 6.8%, to $109.7 million for the three months ended 2004 compared with $117.6 million for the three months ended December 31, 2003. This decrease was attributable primarily to:

•       reduced service revenues of $5.8 million resulting primarily from lower pricing to both new and existing customers and lower medical transcription volume. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our efforts to migrate our medical transcription customers from disparate and older technology platforms to our DEP;

•       reduced sales and implementations of our technology products of $1.5 million resulting primarily from the impact of certain technology products reaching the end of their lifecycle; and

•       reduced revenues from our other offered products of $0.6 million resulting primarily from our coding related offerings.

Cost of revenues

Cost of revenues decreased $1.8 million, or 2.1%, to $85 million for the three months ended December 31, 2004 compared with $86.8 million for the three months ended December 31, 2003. The decrease was attributable primarily to:

•       reduced medical transcription payroll costs of $1.7 million related directly to the decrease in our medical transcription revenues;

•       reduced telecommunications costs of $1.2 million associated with both the decrease in our medical transcription revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•       decreased other costs of $1.0 million primarily related to product costs and rents; and

•       offset by a net increase of $2.1 million in costs related to business insurance, service contracts, and the write-off of prepaid services which was recorded in the fourth quarter of 2004.

As a percentage of net revenues, cost of revenues increased to 77.5% for the three months ended December 31, 2004 from 73.8% for the three months ended December 31, 2003 as a result largely of lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues.

Selling, general and administrative

SG&A expenses increased $2.7 million, or 24.8%, to $13.7 million for the three months ended December 31, 2004 compared with $11.0 million for the three months ended December 31, 2003. This increase was attributable primarily to increases in compensation costs of $1.9 million associated with the separation and replacement of certain members of our management team, increase in audit and consulting fees of $0.7 million related to the audit of our financial statements and the audit of our internal control over financial reporting and an increase of $0.1 million in certain other SG&A expenses. These increases were offset by a decrease in. SG&A expenses as a percentage of net revenues for the three months ended 2004 were 12.5% compared with 9.4% for the three months ended December 31, 2003.

Research & development

R&D expenses decreased $0.7 million, or 20.2%, to $2.8 million for the three months ended December 31, 2004 compared with $3.5 million for the three months ended December 31, 2003. This decrease was due primarily to decreased utilization of outside contractors. R&D expenses as a percentage of net revenues for the three months ended 2004 were 2.5% compared with 3% for the three months ended December 31, 2003.

Depreciation

Depreciation expense increased $0.2 million, or 3.6%, to $4.6 million for the three months ended December 31, 2004 compared with $4.4 million for the three months ended December 31, 2003. Depreciation expense as a percentage of net revenues were 4.2% for the three months ended December 31, 2004 compared with 3.8% for the three months ended December 31, 2003.

Amortization

Amortization of intangible assets decreased $1.2 million, or 37.0%, to $2.1 million for the three months ended December 31, 2004, compared with $3.3 million for the three months ended December 31, 2003. This decrease was the result primarily of several assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 1.9% for the three months ended December 31, 2004 and 2.8% for the three months ended December 31, 2003.

Cost of investigation and legal proceedings

The cost of investigation and legal proceedings was $3.7 million for the three months ended December 31, 2004. These costs were attributable to legal and other professional fees of $2.8 million and consulting services provided by Nightingale of $0.8 million in connection with Management’s Billing Assessment. There was no cost of investigation and legal proceedings reported for 2003.

Impairment charges

An impairment charge of $15.1 million was recorded for the year ended December 31, 2004 due to:

•       a goodwill impairment charge of $14.6 million recorded in December 2004 related to the Solutions reporting unit resulting from reduced sales and margins and lower than forecasted operating profits and cashflows; and

•       an intangible impairment charge of $0.5 million relating to a tradename that was no longer going to be utilized.

Restructuring credit

The restructuring credit of $0.1 million for the three months ended December 31, 2003 reflects revised downward estimates for reserves related to non-cancelable leases and severance payments for restructuring plans approved in 1998 and 2001. There were no restructuring charges or credits incurred for the three months ended December 31, 2004.

Interest income, net

Interest income, net increased $0.4 million, or 112.5%, to $0.8 million for the three months ended December 31, 2004 compared with $0.4 million for the three months ended December 31, 2003. This increase was attributable to the higher weighted average interest rate earned in the 2004 period (1.7%) compared to the 2003 period (0.8%) and a $40.9 million higher average cash balance in the 2004 period compared with the 2003 period.

Income tax (benefit) provision

The effective income tax benefit rate for the three months ended December 31, 2004 was 29.9% compared with an effective income tax expense rate of 24.4% for the three months ended December 31, 2003. This is primarily attributable to the establishment of a valuation allowance against deferred tax assets generated in foreign jurisdictions in the 2004 fourth quarter combined with an adjustment to our tax reserves in the 2003 fourth quarter. This yielded an effective income tax expense rate for the twelve months ended December 31, 2004 of 53.1% compared with an effective income tax expense rate of 35.1% for the twelve months ended December 31, 2003.

Comparison of Years Ended December 31, 2003 and 2002

Net revenues

Net revenues increased $0.8 million, or 0.2%, to $484.8 million for the year ended December 31, 2003 from $483.9 million for the year ended December 31, 2002. Product related revenues from the Lanier acquisition increased $36.8 million from $37.9 million in 2002 to $74.7 million in 2003. During 2003, we earned a full year of revenues related to Lanier whereas in 2002 we earned a half year of revenues as a result of our July 2002 acquisition of Lanier. This increase was offset by a decline in all other revenues of $36 million, primarily medical transcription revenues resulting from lower pricing to both new and existing customers and lower medical transcription volume. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers.

Net income

Net income declined $6.6 million, or 15.6%, to $35.6 million for the year ended December 31, 2003 from $42.2 million for the year ended December 31, 2002. This decline was due primarily to the $36 million decline in revenues described above, partially offset by related cost reductions, reduced taxes and a lower effective tax rate.

Liquidity and Capital Resources

As of December 31, 2005

As of December 31, 2005, we had net working capital of $150.7 million compared with $219.9 million as of December 31, 2004. Our principal sources of liquidity are cash flows provided by operating activities and available cash on hand. Cash and cash equivalents declined $17.9 million to $178.3 million as of December 31, 2005 from $196.2 million as of December 31, 2004. This decline was driven primarily by cash used in operating activities of $7.8 million and purchases of property and equipment of $9.5 million. The decrease in cash from operations was due primarily to a net loss of $111.6 million which was partially offset by an accrual for customer accommodation and quantification ($37.2 million).

We believe our existing cash and cash equivalents and cash to be generated from operations, if any, will be sufficient to finance our operations for the foreseeable future. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our net revenues, or due to increased cash expenditures in excess of the net revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all. For instance, we may have increased cash expenditures relating to:

•       the SEC and DOJ investigations and proceedings; and

•       the defense and resolution of the civil litigation matters.

As of September 30, 2005

As of September 30, 2005, we had net working capital of $223.8 million compared with $219.9 million as of December 31, 2004. Our principal sources of liquidity were cash flows provided by operating activities and available cash on hand. Cash and cash equivalents increased $2.6 million for the nine months ended September 30, 2005 to $198.8 million as of September 30, 2005 from $196.2 million as of December 31, 2004. This increase was driven primarily by cash provided by operating activities of $9.9 million offset by purchases of property and equipment of $7.2 million.

As of June 30, 2005

As of June 30, 2005, we had net working capital of $224.0 million compared with $219.9 million as of December 31, 2004. Our principal sources of liquidity were cash flows provided by operating activities and available cash on hand. Cash and cash equivalents increased $2.0 million for the six months ended June 30, 2005 to $198.2 million as of June 30, 2005 from $196.2 million as of December 31, 2004. This increase was driven primarily by cash provided by operating activities of $6.7 million offset by purchases of property and equipment of $4.7 million.

As of March 31, 2005

As of March 31, 2005, we had net working capital of $222.5 million compared with $219.9 million as of December 31, 2004. Our principal sources of liquidity were cash flows provided by operating activities and available cash on hand. Cash and cash equivalents increased $2.5 million for the three months ended March 31, 2005 to $198.7 million as of March 31, 2005 from $196.2 million as of December 31, 2004. This increase was driven primarily by cash provided by operating activities of $5.3 million offset by purchases of property and equipment of $2.8 million.

As of December 31, 2004

As of December 31, 2004, we had net working capital of $219.9 million compared with $187.9 million as of December 31, 2003. Our principal sources of liquidity were cash flows provided by operating activities and available cash on hand. Cash and cash equivalents increased $33.8 million for the twelve months ended December 31, 2004 to $196.2 million as of December 31, 2004 from $162.4 million as of December 31, 2003. This increase was driven primarily by cash provided by operating activities of $47.5 million as well as proceeds from the issuance of stock and exercise of stock options ($1.0 million) offset by purchases of property and equipment of $14.8 million.

As of September 30, 2004

As of September 30, 2004, we had net working capital of $216.1 million compared with $187.9 million as of December 31, 2003. Our principal sources of liquidity were cash flows provided by operating activities and available cash on hand. Cash and cash equivalents increased $29.4 million for the nine months ended September 30, 2004 to $191.8 million as of September 30, 2004 from $162.4 million as of December 31, 2003. This increase was driven primarily by cash provided by operating activities of $39.2 million as well as proceeds from the issuance of stock and exercise of stock options ($1.0 million) offset by purchases of property and equipment of $10.7 million.

As of June 30, 2004

As of June 30, 2004, we had net working capital of $209.2 million compared with $187.9 million as of December 31, 2003. Our principal sources of liquidity were cash flows provided by operating activities and available cash on hand. Cash and cash equivalents increased $21.1 million to $183.5 million for the six months ended June 30, 2004 as of June 30, 2004 from $162.4 million as of December 31, 2003. This increase was driven primarily by cash provided by operating activities of $26.5 million as well as proceeds from the issuance of stock and exercise of stock options ($1.0 million) offset by purchases of property and equipment of $6.4 million.

As of March 31, 2004

As of March 31, 2004, we had net working capital of $200.8 million compared with $187.9 million as of December 31, 2003. Our principal sources of liquidity were cash flows provided by operating activities and available cash on hand. Cash and cash equivalents increased $17.7 million for the three months ended

March 31, 2004 to $180.1 million as of March 31, 2004 from $162.4 million as of December 31, 2003. This increase was driven primarily by cash provided by operating activities of $19.9 million as well as proceeds from the issuance of stock and exercise of stock options ($0.9 million) offset by purchases of property and equipment of $3.1 million.

As of December 31, 2003

As of December 31, 2003, we had net working capital of $187.9 million compared with $135.3 million as of December 31, 2002. Our principal sources of liquidity were cash flows provided by operating activities and available cash on hand. Cash and cash equivalents increased $59.0 million for the twelve months ended December 31, 2003 to $162.4 million as of December 31, 2003 from $103.4 million as of December 31, 2002. This increase was driven primarily by cash provided by operating activities of $77.8 million as well as proceeds from the issuance of stock and exercise of stock options ($1.0 million) offset by purchases of property and equipment of $16.9 million and acquisitions of $3.6 million.

As of September 30, 2003

As of September 30, 2003, we had net working capital of $170.8 million compared with $135.3 million as of December 31, 2002. Our principal sources of liquidity were cash flows provided by operating activities and available cash on hand. Cash and cash equivalents increased $40.5 million for the nine months ended September 30, 2003 to $143.9 million as of September 30, 2003 from $103.4 million as of December 31, 2002. This increase was driven primarily by cash provided by operating activities of $56.2 million as well as proceeds from the issuance of stock and exercise of stock options ($1.4 million) offset by purchases of property and equipment of $14 million and acquisitions of $3.6 million.

As of June 30, 2003

As of June 30, 2003, we had net working capital of $160.1 million compared with $135.3 million as of December 31, 2002. Our principal sources of liquidity were cash flows provided by operating activities and available cash on hand. Cash and cash equivalents increased $29.3 million for the six months ended June 30, 2003 to $132.7 million as of June 30, 2003 from $103.4 million as of December 31, 2002. This increase was driven primarily by cash provided by operating activities of $39.3 million as well as proceeds from the issuance of stock and exercise of stock options ($0.7 million) offset by purchases of property and equipment of $8.7 million and acquisitions of $2.8 million.

As of March 31, 2003

As of March 31, 2003, we had net working capital of $145.7 million compared with $135.3 million as of December 31, 2002. Our principal sources of liquidity were cash flows provided by operating activities and available cash on hand. Cash and cash equivalents increased $21.4 million for the three months ended March 31, 2003 to $124.8 million as of March 31, 2003 from $103.4 million as of December 31, 2002. This increase was driven primarily by cash provided by operating activities of $26.9 million as well as proceeds from the issuance of stock and exercise of stock options ($0.3 million) offset by purchases of property and equipment of $4.4 million and acquisitions of $2.2 million.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table summarizes our obligations to make future payments under current contracts as of December 31, 2005 (in thousands):

	Payment Due By Period
		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$11,879	$4,311	$6,119	$1,449	$—
Purchase Obligations(1)	37,086	11,001	18,300	7,785	—
Severance and Other Guaranteed Payment Obligations(2)	1,091	991	100	—	—
Other Obligations(3)	1,500	1,500	—	—	—
Total Contractual Obligations	$51,556	$17,803	$24,519	$9,234	$—

(1)          Purchase obligations are for telecommunication contracts ($34,000), data center storage and disaster recovery ($2,300) and the balance for recurring purchase obligations.

(2)          Severance and Other Guaranteed Payment Obligations include guaranteed severance payments to Messrs. Scarpone ($83), Cameron ($183) and Weiland ($175) and guaranteed compensation to certain of our 2005 Named Executive Officers (as defined below in this report), including a guaranteed signing bonus for Ms. Donovan ($150) and a guaranteed performance bonus ($250) and a guaranteed payment in lieu of a restricted stock award ($250) for Mr. Lavelle.

(3)          Other obligations are for consulting services provided by Nightingale, including interim CEO services ($200) and executive recruitment services ($300), and a prepayment required pursuant to an amendment to the Licensing Agreement we entered into with PSRS on May 22, 2000 with PSRS (Licensing Agreement) ($1,000).

We have agreements with certain of our 2005 Named Executive Officers that provide for severance payments to the employee in the event the employee is terminated without cause. The maximum cash exposure under these agreements was approximately $2.2 million at December 31, 2005. We entered into a separation agreement and general release with Mr. Lavelle on June 28, 2007 pursuant to which we have agreed to provide severance in the amount of $875, up to $100 in outplacement services, and the continuation of medical coverage as described under the caption “Employment Agreements with our 2005 Named Executive Officers” contained in Item 11, Executive Compensation.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123(R), Share-Based Payment (Statement 123(R)), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. Statement 123(R) is a revision to FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and its related implementation guidance and requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. We adopted Statement 123(R) on January 1, 2006 under the modified prospective method of application. Under this method, we recognize compensation costs for new grants of share-based awards, awards modified after the effective date, and the remaining portion of the fair value of the unvested awards at the adoption date. The adoption of Statement 123(R) will result in us recording approximately $2.0 million of compensation expense in 2006.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 31, 2006. We have historically presented taxes on a net basis and we do not intend to change our policy.

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are currently in the process of assessing the impact of Fin 48 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 will require registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB 108 allows for a cumulative effect adjustment to beginning retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have any impact on our consolidated financial statements.

In September 2006, the FASB issued Statement 157, Fair Value Measurements, (Statement 157) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. Statement 157 does not require any new fair value measurements. The provisions of this statement are effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of Statement 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statment 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115 (Statement 159) which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The following balance sheet items are within the scope of Statment 159:

•       recognized financial assets and financial liabilities unless a special exception applies;

•       firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;

•       non-financial insurance contracts; and

•       most financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.

Statement 159 will be effective for fiscal years beginning after November 2007 with early adoption possible but subject to certain requirements. We do not expect the adoption of Statement 159 to have a material impact on our consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

We earn interest income from our balances of cash and cash equivalents. This interest income is subject to market risk related to changes in interest rates, which affects primarily our investment portfolio. We invest in instruments that meet high credit quality standards, as specified in our investment policy.

Due to the average maturity of our investment portfolio, a material change in interest rates would not have a material effect on the value of our investment portfolio. Management estimates that if the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 2005 would have decreased approximately $1.9 million. The impact on our future interest income will depend largely on the gross amount of our investments and future changes in investment yields.

Item 8.                        Financial Statements And Supplementary Data

Our consolidated financial statements and supplementary data required by this item are attached to this report beginning on page F-1.

Item 9.                        Changes in And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.                Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2005. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, because of the material weaknesses in our internal control over financial reporting described below and our inability to file certain reports required under the Exchange Act within their required time periods, our disclosure controls and procedures were not effective as of December 31, 2005. To compensate for the material weaknesses in our internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, we believe that the consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the fiscal years covered thereby in conformity with US generally accepted accounting principles (GAAP).

Our management team, under the supervision of our principal executive officer and our principal financial officer, did not evaluate the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 31, 2003 and December 31, 2004. Notwithstanding, because of the existence of material weaknesses in our internal control over financial reporting that have been identified by management as of December 31, 2004, which are described below, our management believes that the material weaknesses in our internal control over financial reporting that existed as of December 31, 2004 also existed as of December 31, 2003. Therefore, based on such belief, as well as our inability to file certain reports required under the Exchange Act within their required time periods during 2003, 2004 and 2005, we believe our disclosure controls and procedures were not effective as of the end of each fiscal quarter during 2003, 2004 and 2005.

(b) Internal Control over Financial Reporting as of December 31, 2004

In accordance with the internal control reporting requirements of the SEC, management substantially completed an assessment of the adequacy of design and operational effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The COSO framework summarizes each of the components of a company’s internal control system, including:

•       the control environment;

•       risk assessment;

•       control activities;

•       information and communication; and

•       monitoring.

In addition to utilizing internal resources, we also engaged an outside consulting firm to assist in various aspects of our evaluation and compliance efforts. However, due to the disproportionate amount of attention required of our management team to address the Review and Management’s Billing Assessment, as well as the replacement of a number of key members of management during 2004, management was not able to complete its assessment of the overall effectiveness of our internal control over financial reporting as of December 31, 2004. Specific processes for which management did not assess the operational effectiveness of controls included the evaluation of entity-level controls, key controls related to our income tax provision and the effectiveness of key internal controls related to the financial close and external reporting of financial results. Management believes that, due to the material weaknesses identified by management as of December 31, 2004 as described below, our internal control over financial reporting was not effective as of December 31, 2004.

Although management did not complete its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, management did perform a substantial amount of testing and has concluded that our system of internal control over financial reporting had the following material weaknesses as of December 31, 2004:

Entity Level Controls

We identified the following material weaknesses related to entity level controls:

•       We did not have adequate policies and procedures regarding communications throughout our organization with respect to matters affecting our financial reporting. Specifically, our process of providing and disseminating our policies and procedures to our employees did not ensure their effective communication and adoption. This led to a lack of awareness, understanding and consistent application of our policies and procedures in the performance of assigned responsibilities. In addition, we also lacked a formal ethics program, including the provision of training and introduction of our Financial Code of Ethics. These factors contributed to a lack of employee awareness of our commitment to corporate governance and ethical conduct by management and all of our other employees.

•       We did not maintain a sufficient complement of accounting and finance personnel that were adequately trained and that possessed the appropriate level of knowledge in GAAP to properly account for complex accounting transactions. Specifically, we did not have personnel possessing sufficient technical expertise related to accounting for revenue recognition activities.

•       We did not have sufficient processes, controls and management oversight to ensure that our books and records were appropriately maintained and that complex accounting transactions were effectively researched and recorded in accordance with GAAP. There was a lack of appropriate processes and controls within the financial close process, inconsistent preparation and review of journal entries as well as inadequate training and expertise within the accounting and finance organization.

These material weaknesses resulted in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. These material weaknesses also contributed to the other material weaknesses identified below.

Revenue Recognition

We identified the following material weaknesses related to revenue recognition controls:

•       We did not have a formal process to ensure that all non-DocQment™ Enterprise Platform (DEP) contract terms were accurately entered and maintained in our non-DEP medical transcription platforms. This material weakness resulted in financial statement errors (Errors) in calculating the proper amount of revenue to be recognized in the Company’s 2004 consolidated financial statements. These Errors were corrected prior to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2004.

•       We did not have adequate policies and procedures to ensure the proper recognition of post-contract customer support (PCS) and related hardware, software and implementation services in accordance with GAAP. In addition, individuals responsible for recording revenues in our consolidated financial statements did not fully comprehend the criteria for revenue recognition. This material weakness resulted in Errors in calculating the proper amount of revenues to defer in the Company’s 2004 consolidated financial statements. These Errors were corrected prior to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2004.

These material weaknesses resulted in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

Property and Equipment

We identified the following material weakness related to property and equipment controls:

•       We did not maintain adequate policies and procedures to ensure that we accurately accounted for property and equipment. Specifically, we did not have a formal process in place to ensure that the disposal or transfer of our property and equipment was properly recorded in our general ledger. In addition, certain property and equipment were entered into our accounting records in bulk entry form and were not specifically identifiable, which increased the risk that individual fixed assets could be physically moved or otherwise misappropriated or disposed of without the approval of management and not be detected in a timely manner.

This material weakness resulted in Errors in calculating the proper amount of property and equipment to be capitalized in the Company’s 2004 consolidated financial statements. These Errors were corrected prior to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2004. This material weakness resulted in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

Information Technology

We identified the following material weakness related to information technology controls:

•       We did not maintain adequate policies and procedures related to our information technology change management and access controls process in connection with our SAP general ledger software package, our non-DEP medical transcription platforms, our DEP, and Links (an internal system used to generate billing data). Some SAP users had inappropriate and overlapping access to sensitive transactions and directories. In our DEP, Links and our non-DEP medical transcription platforms, we did not exercise adequate change management related to testing and authorization of changes. Access controls were inadequate regarding Links and our non-DEP medical transcription platforms in our regional offices.

This material weakness resulted in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

KMPG LLP, our independent registered public accounting firm, was not engaged to audit either management’s assessment of, or the effective operation of, our internal control over financial reporting as of December 31, 2004.

Management believes that the material weaknesses that existed as of December 31, 2004 also existed as of December 31, 2003.

(c) Management’s Report on Internal Control over Financial Reporting as of December 31, 2005

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•       provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•       provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “material weakness” is defined as a significant deficiency or combination of significant deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In accordance with the internal control reporting requirements of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of management’s assessment, management concluded that our internal control over financial reporting had the following material weaknesses as of December 31, 2005:

Entity Level Controls

We identified the following material weaknesses related to entity level controls:

•       We did not have adequate policies and procedures regarding communications throughout our organization with respect to matters affecting our financial reporting. Specifically, our process of providing and disseminating our policies and procedures to our employees did not ensure their effective communication and adoption. This led to a lack of awareness, understanding and consistent application of our policies and procedures in the performance of assigned responsibilities.

•       We did not maintain a sufficient complement of accounting and finance personnel that were adequately trained and that possessed the appropriate level of knowledge in GAAP to properly account for complex accounting transactions. Specifically, we did not have personnel possessing sufficient technical expertise related to accounting for revenue recognition activities.

•       We did not have sufficient processes, controls and management oversight to ensure that our books and records were appropriately maintained and that complex accounting transactions were effectively researched and recorded in accordance with GAAP. There was a lack of appropriate processes and controls within the financial close process, inconsistent preparation and review of journal entries as well as inadequate training and expertise within the accounting and finance organization.

These material weaknesses resulted in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. These material weaknesses also contributed to the other material weaknesses identified below.

Revenue Recognition

We identified the following material weaknesses related to revenue recognition controls:

•       We did not have a formal process to ensure that all non-DEP contract terms were accurately entered and maintained in the systems. This material weakness resulted in Errors in calculating the proper amount of revenue to be recognized in the Company’s 2005 consolidated financial statements. These Errors were corrected prior to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2005.

•       We did not have adequate policies and procedures to ensure the proper recognition of PCS and related hardware, software and implementation services in accordance with GAAP. In addition, individuals responsible for recording revenues in our consolidated financial statements did not fully comprehend the criteria for revenue recognition. This material weakness resulted in Errors in calculating the proper amount of revenues to defer in the Company’s 2005 consolidated financial statements. These Errors were corrected prior to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2005.

These material weaknesses resulted in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

Property and Equipment

We identified the following material weakness related to property and equipment controls:

•       We did not maintain adequate policies and procedures to ensure that we accurately accounted for property and equipment. Specifically, we did not have a formal process in place to ensure that the disposal or transfer of our property and equipment was properly recorded in our general ledger.

This material weakness resulted in Errors in calculating the proper amount of property and equipment to be capitalized in the Company’s 2005 consolidated financial statements. These Errors were corrected prior to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2005. This material weakness resulted in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected

Information Technology

We identified the following material weakness related to information technology controls:

•       We did not maintain adequate policies and procedures related to our information technology change management and access controls process in connection with our non-DEP medical transcription platforms.

This material weakness resulted in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

Because of the material weaknesses described above, management concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting based on the COSO criteria. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KMPG LLP, our independent registered public accounting firm, as stated in its report, which is included elsewhere in this Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

2005:

As a result of initiatives that management undertook in 2005, with oversight from the Audit Committee, to address known material weaknesses in our internal control over financial reporting as of December 31, 2004, we made progress in the remediation of certain of our material weaknesses described above. The following changes in our internal control over financial reporting were instituted during the year ended December 31, 2005:

•       Introduced and implemented a Financial Code of Ethics (Code of Ethics) with substantially all financial and accounting personnel and a significant number of total employees attending ethics training which communicated the key elements of the Code of Ethics;

•       Created and implemented an ethics hotline, including direct reporting to our board of directors;

•       Created and utilized tools and templates to support our month end and quarter end financial closing process, including a standard month end closing checklist and a standard quarter end tax checklist;

•       Created a contracts database to organize customer contracts by customer number and to maintain all executed contracts. In addition, we virtually eliminated the use of non-standard contract terms and conditions and now utilize one of a defined set of standard billing methods for all new contracts;

•       Created a process to review all initial customer set-ups within our DEP to verify the accuracy and completeness of billing configurations in accordance with authorized customer contracts;

•       Performed an inventory of fixed assets to confirm property and equipment were still in use;

•       Changed the fixed asset process to ensure that details for individual assets were recorded instead of creating bulk entries;

•       Performed comprehensive reviews of all segregation of duties conflicts within SAP and modified employee security profiles to eliminate any overlapping access to sensitive data and directories; and

•       Developed and implemented enhanced monitoring controls to mitigate potential segregation of duties concerns within the respective business processes. These enhanced monitoring controls generally rely upon system generated listings of additions, deletions and changes to data (e.g., “exception reports” or “edit listings”).

Although our remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are fully implemented and operational for a period of time and are operating effectively.

2006:

As a result of initiatives that management undertook in 2006, with oversight from the Audit Committee, to address known material weaknesses in our internal control over financial reporting as of December 31, 2005, we made progress in the remediation of certain of our material weaknesses described above. The following changes in our internal control over financial reporting were instituted during the year ended December 31, 2006:

•       Added several new members with technical accounting expertise to our accounting staff. These employees, which included a new Controller and Principal Accounting Officer, Manager of Accounting, Senior Financial Analyst, Director of Financial Planning and several staff members have the knowledge, experience and training necessary to properly account for complex accounting transactions;

•       All journal entries include detailed descriptions, are reviewed and approved by the next level manager and are logged and included in the month end package for filing. Monthly meetings are now held regularly within the accounting group and are attended by our Chief Financial Officer and Controller;

•       Moved more than 97% of our medical transcription customers from our non-DEP medical transcription platforms to our DEP. Internal controls governing our DEP include a secondary review of all initial customer setups, formal notification of all contractual changes to both billing and operations management and a strict limitation of available units of measure for billing purposes to only those supported by the system;

•       Established a formal month end process for identifying disposed assets and recording the appropriate entries into the fixed asset sub-ledger;

•       Engaged a third party to perform an inventory of fixed assets in the field; and

•       Obtained and implemented a leading third party IT software application to assess employee access, evaluate the appropriate segregation of duties within the system, and report on compliance with internal IT controls and procedures.

Although our remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are fully implemented and operational for a period of time and are operating effectively.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Since our annual report for the fiscal year ended December 31, 2002, which is our last filed annual report, we have had extensive turnover in the composition of our board of directors and executive officers.

Identification of Directors

Current Directors

The following table lists all of our current directors as of May 31, 2007. Each director will hold office until his successor is elected and qualified, or until his earlier resignation or removal. We have not held an annual meeting of shareholders since 2003. At our next annual meeting, which we expect to hold as soon as practicable after we meet the applicable requirements for soliciting proxies, our shareholders will elect directors to hold office until the next succeeding annual meeting of shareholders.

Name	Age on 5/31/07	Position	Date Became a Director
Clement Revetti, Jr.(1)	52	Director	10/2006
Stephen H. Rusckowski(1)(3)(4)	49	Director; Non-Executive Chairman of the Board of Directors; Member of the Nominating Committee (Chair)	02/2002
Gregory M. Sebasky(1)(4)	49	Director	04/2005
N. John Simmons, Jr.(2)	51	Director; Member of the Audit Committee (Chair), Compensation Committee and Supervisory Committee	07/2005
Richard H. Stowe(2)	63	Director; Member of the Audit Committee, Nominating Committee, Compensation Committee and Supervisory Committee (Chair)	12/1998
John H. Underwood(2)	48	Director; Member of the Audit Committee, Compensation Committee (Chair) and Supervisory Committee	07/1994
Scott M. Weisenhoff(1)	52	Director	02/2003

(1)          Denotes a director designated by Philips (Philips Director) under the terms of the Governance Agreement (as described below).

(2)          Denotes an Independent Director (as defined below) under the terms of the Governance Agreement.

(3)          On October 26, 2006, our board of directors appointed Mr. Rusckowski as Non-Executive Chairman of our board of directors.

(4)          As discussed under the caption “Management Personnel” under Item 13, Certain Relationships and Related Transactions, Mr. Rusckowski previously served as our interim President and Chief Executive Officer and Mr. Sebasky previously served as our acting President.

The composition of our board of directors is governed in part by the terms of a Governance Agreement dated May 22, 2000 that we entered into with Philips (Governance Agreement) in connection with the completion of Philips’ tender offer for a majority of our common stock. Under the terms of the Governance Agreement, we agreed to take any and all action necessary so that our board of directors consists of 11 persons, including:

•       two directors representing management, consisting of our Chief Executive Officer and one additional officer designated by our Chief Executive Officer (Management Directors);

•       six Philips Directors; and

•       three directors nominated by the Nominating Committee of our board of directors to serve as “Independent Directors” (as defined below).

Notwithstanding the preceding, our board of directors has the discretionary authority under the Governance Agreement to increase or decrease the size of our board of directors, provided that:

•       there are at least two Management Directors and three Independent Directors; and

•       the relative percentage of Management Directors, Independent Directors and Philips Directors is maintained.

In addition, the number of directors that Philips is permitted to designate or nominate under the Governance Agreement, which is based upon Philips’ relative ownership of our equity securities having the right to vote generally in any election of our directors, is as follows:

Philips’ Beneficial Ownership of Our Voting Stock	Number of Philips Directors
More than 50%	6
36% - 50%	4
27% - 35%	3
18% - 26%	2
5% - 17%	1
Less than 5%	0

If at any time Philips has the right to designate fewer than six directors under the terms of the Governance Agreement, the Nominating Committee of our board of directors will nominate a number of additional Independent Directors as is necessary to constitute our entire board of directors.

Philips has the right to designate a replacement Philips Director upon the termination of a Philips Director’s term or upon a Philips Director’s death, resignation, retirement, disqualification or removal from office. Our Chief Executive Officer has the right to designate a replacement Management Director upon the termination of a Management Director’s term or upon a Management Director’s death, resignation, retirement, disqualification or removal from office.

Notwithstanding the preceding, the composition of our current board of directors is as follows:

•       three Independent Directors (Messrs. Simmons, Stowe and Underwood); and

•       four Philips Directors (Messrs. Revetti, Rusckowski, Sebasky and Weisenhoff).

The Governance Agreement also requires us to establish and maintain the following committees of our board of directors:

•       A Nominating Committee consisting solely of two Independent Directors, one Philips Director and one Management Director which is responsible, among other things, for the nomination of the Independent Directors. Notwithstanding the preceding, we currently maintain a Nominating Committee composed of one Independent Director (Mr. Stowe) and one Philips Director (Mr. Rusckowski);

•       A Compensation Committee consisting of two Independent Directors and two Philips Directors which is responsible, among other things, for the adoption, amendment and administration of all of our employee benefit plans and arrangements and the compensation of all of our officers. Notwithstanding the preceding, we currently maintain a Compensation Committee composed of three Independent Directors (Messrs. Simmons, Stowe and Underwood); and

•       A Supervisory Committee consisting of at least three Independent Directors which is responsible, among other things, for the general oversight, administration, amendment and enforcement of the Governance Agreement and all other material agreements or arrangements between Philips and us.

We currently maintain a Supervisory Committee composed of three Independent Directors (Messrs. Simmons, Stowe and Underwood).

As used in the Governance Agreement, the term “Independent Director” means a director who is:

•       not currently, and has never been, an officer or director of ours or any affiliate or associate of ours, or an entity that derived more than 5% of its revenues or earnings in its most recent fiscal year from transactions involving us or any affiliate or associate of ours;

•       not currently, and has never been, an officer, employee or director of Philips or an affiliate or associate of Philips, or an entity that derived more than 5% of its revenue or earnings in its most recent fiscal year from transactions involving Philips or any affiliate or associate of Philips; and

•       nominated to serve as an Independent Director by the Nominating Committee of our board of directors.

The Governance Agreement will terminate on the first date that Philips is no longer the beneficial owner of at least 5% of our equity securities having the right to vote generally in any election of our board of directors. The provisions of the Governance Agreement relating to the establishment of committees of our board of directors will terminate on the first date that Philips is the beneficial owner of less than a majority of our equity securities having the right to vote generally in any election of our board of directors.

Other than the provisions of the Governance Agreement described above and under the caption “Governance Agreement” contained in Item 13, Certain Relationships and Related Transactions, we do not know of any arrangements or understandings between any of the individuals listed above and any other person pursuant to which a director was or is to be selected as a director or nominee, other than any arrangements or understandings with our directors acting solely in their capacities as such.

Former Directors

The following table lists all of those individuals who served on our board of directors at some point since January 1, 2003, but who no longer serve on our board of directors.

Name	Date Became a Director	Date Ceased Being a Director
Wim Punte(1)	07/2001	02/2003
David A. Cohen(2)	07/1994	07/2003
Belinda W. Chew(1)	04/2001	07/2003
Hans M. Barella(1)	07/2000	10/2003
Erik J. Westerink(1)	04/2001	10/2003
R. Timothy Stack(2)(4)	10/2003	12/2003
William E. Curran(1)	07/2000	12/2003
A. Fred Ruttenberg(3)	12/1991	12/2004
Jan H.M. Hommen(1)(5)	10/2003	07/2006
Jouko Karvinen(1)	02/2006	10/2006

(1)          Denotes a Philips Director under the terms of the Governance Agreement.

(2)          Denotes a Management Director under the terms of the Governance Agreement.

(3)          Denotes an Independent Director under the terms of the Governance Agreement.

(4)          Mr. Stack also served as a member of our board of directors from May 1997 to July 2000.

(5)          Mr. Hommen also served as a member of our board of directors from July 2000 to July 2001.

Identification of Executive Officers

Current Executive Officers

The following table lists all of our current executive officers as of May 31, 2007. Each of our current executive officers will hold office until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age on 5/31/07	Position	Date Became an Executive Officer
Howard S. Hoffmann	53	Chief Executive Officer and President	07/2004
Kathleen E. Donovan	47	Senior Vice President and Chief Financial Officer	06/2005
Mark Ivie	48	Senior Vice President and Chief Technology Officer	06/2005
R. Scott Bennett	47	Senior Vice President of Sales and Marketing	11/2005
Michael F. Clark	44	Senior Vice President of Operations	02/2005
James Brennan	59	Principal Accounting Officer, Controller and Vice President	11/2006
Mark R. Sullivan	35	General Counsel, Chief Compliance Officer and Secretary	09/2006

Other than the provisions of our agreement with Nightingale which is described in Item 11, Executive Compensation, below, we do not know of any arrangements or understandings between any of the individuals listed above and any other person pursuant to which he or she was or is to be selected as an officer, other than any arrangements or understandings with our officers acting solely in their capacities as such.

Former Executive Officers

The following table lists all of those individuals who served as our executive officers at some point since January 1, 2003 but who no longer serve as executive officers.

Name(1)	Date Became an Executive Officer	Date Ceased Being an Executive Officer
Robin Stults	10/2002	04/2003
David A. Cohen(2)	05/1994	07/2003
Dennis M. Mahoney	07/2002	08/2003
R. Timothy Stack	10/2003	12/2003
Stephen H. Rusckowski	12/2003	07/2004
John M. Suender	09/1992	08/2004
Brian J. Kearns	10/2000	08/2004
Ronald F. Scarpone	01/1996	10/2004
Ethan H. Cohen	12/1998	10/2004
John W. Quaintance	10/2002	01/2005
Gregory M. Sebasky	02/2004	03/2005
James M. Weiland	11/2004	10/2005
Terry L. Cameron	11/2004	10/2005
Bruce Van Fossen(3)	10/2002	01/2006
Adele T. Barbato	02/2005	08/2006
Frank W. Lavelle	03/2005	05/2007
Linda Reino	10/2006	05/2007

(1)          The following individuals held the following positions when they ceased being executive officers: Robin Stults—Executive Vice President, Coding and Information Services Division;

David A. Cohen—President and Chief Executive Officer; Dennis M. Mahoney—Executive Vice President and President of Solutions Division; R. Timothy Stack—President and Chief Executive Officer; Stephen H. Rusckowski—Interim Chief Executive Officer; John M. Suender—Executive Vice President and Chief Legal Officer; Brian J. Kearns—Executive Vice President and Chief Financial Officer; Ronald F. Scarpone, Executive Vice President, Marketing & Business Development; Ethan H. Cohen—Executive Vice President and Chief Technology Officer; John W. Quaintance—Chief Operating Officer; Gregory M. Sebasky—Acting President; James M. Weiland—Senior Vice President, Sales; Terry L. Cameron—Senior Vice President, Marketing & Business Development; Adele T. Barbato—Senior Vice President, Human Resources; Frank W. Lavelle—President; and Linda Reino—Chief Operating Officer.

(2)          Mr. Cohen resigned as our Chairman, President and Chief Executive Officer effective July 6, 2003. He continued to serve us as an employee of ours and an advisor to us until April 1, 2004.

(3)          Although he is no longer an executive officer, Mr. Van Fossen is still employed by us and currently serves as our Vice President of Financial Planning. Mr. Van Fossen served as our Vice President and Controller until January 2006.

Business Experience of Current Directors and Current Executive Officers

Set forth below is biographical information, including business experience for the last five years, for our current directors and current executive officers.

Current Directors

Clement Revetti, Jr.

Mr. Revetti has served as a member of our board of directors since October 2006. Mr. Revetti currently serves as the Senior Vice President and Chief Legal Officer of Philips Medical Systems, an affiliate of Philips, a position he has held since September 2004. From September 1999 to September 2004, Mr. Revetti served as the Vice President and General Counsel, Business Development for Atos Origin BV in Amsterdam, Netherlands, where he was responsible for mergers, acquisitions, divestments, strategic alliances and large multinational outsourcing transactions. Atos Origin BV is a global multiservice IT provider.

Stephen H. Rusckowski

Mr. Rusckowski has served as a member of our board of directors since February 2002 and currently serves as the Chairman of the Board and as a member of the Nominating Committee. From December 2003 until February 2004, Mr. Rusckowski served as our interim President and Chief Executive Officer. From February 2004 until July 2004, Mr. Rusckowski served as our interim Chief Executive Officer. He is currently the Chief Executive Officer of Philips Medical Systems and has served in that capacity since November 2006. Mr. Rusckowski joined Philips in August 2001, and has held a number of general management responsibilities for medical imaging, patient monitoring and healthcare information systems. Prior to joining Philips, Mr. Rusckowski held various positions with Hewlett-Packard/Agilent Technologies from 1984 to 2001, most recently serving as Senior Vice President and General Manager of its Healthcare Solutions Group from 1999 to 2001.

Gregory M. Sebasky

Mr. Sebasky has served as a member of our board of directors since April 2005. From February 2004 to March 2005, Mr. Sebasky served as our acting President. He is currently Senior Vice President and Chief Executive Officer of Global Customer Services for Philips Medical Systems, a position he has held since April 2005. Prior to serving as our acting President, Mr. Sebasky served as Senior Vice President of Operations of Cardiac and Monitoring Systems, Philips Electronics Corporation, an affiliate of Philips, from April 1997 to February 2004.

N. John Simmons, Jr.

Mr. Simmons has served as a member of our board of directors since July 2005 and currently serves as the Chairman of the Audit Committee and a member of the Compensation Committee and the Supervisory Committee. Since 1999, Mr. Simmons has served as the President of Quantum Capital Partners, a private equity firm. During his time at Quantum, he also served as President of New Homes Realty, Inc., a national real estate company of buyer’s agents and brokers, from November 2004 to April 2006. He was formerly Vice President and Controller of Eckerd Corporation and Chief Financial Officer of Checkers Drive-In Restaurants. Between 1976 and 1993, Mr. Simmons was with KPMG Peat Marwick and was a partner for seven years. He has served as a director of SRI/Surgical Express, Inc., a provider of surgical instruments, since February 2001.

Richard H. Stowe

Mr. Stowe has served as a member of our board of directors since December 1998 and currently serves as the Chairman of the Supervisory Committee and as a member of the Audit Committee, the Nominating Committee and the Compensation Committee. Mr. Stowe is currently a managing member of the general partner of Health Enterprise Partners, L.P., a private equity investment fund that he co-founded in 2005, and since 2000 he has served as a senior advisor to two related private equity investment funds. From 1999 to 2006, Mr. Stowe was a senior advisor to Capital Counsel, LLC, an investment management firm. From 1979 to 1998 he was a general partner of various private equity funds managed by Welsh, Carson, Anderson & Stowe, a private equity investment firm that was the largest shareholder of The MRC Group, Inc. (MRC), and, prior to our acquisition of MRC in 1998, he had served as a member of the board of directors of MRC and its predecessors since 1993. Since 1989 Mr. Stowe has been a member of the board of directors of HMS Holdings Corp. (HMS), a provider of a variety of cost-avoidance, coordination of benefits and program integrity services to government healthcare programs. Shares of HMS are publicly traded on the Nasdaq Global Select Market under the symbol “HMSY”.

John H. Underwood

Mr. Underwood has served as a member of our board of directors since July 1994 and currently serves as the Chairman of the Compensation Committee and a member of the Audit Committee and the Supervisory Committee. Mr. Underwood has served as a Managing Director of Pfingsten Partners, L.L.C., a private equity investment firm, since 1996. Between 1989 and 1996, Mr. Underwood was a Vice President with Heller Equity Capital Corporation and a Senior Vice President of Heller’s parent company, Heller Financial, Inc. From 1986 to 1989, Mr. Underwood served as Vice President of Citicorp North America, Inc.’s leveraged capital group.

Scott M. Weisenhoff

Mr. Weisenhoff has served as a member of our board of directors since February 2003. Mr. Weisenhoff has served as Executive Vice President and Chief Financial Officer of Philips Medical

Systems since February 2003. Mr. Weisenhoff served in the same capacity for Philips Components, an affiliate of Philips, from November 2001 to February 2003, and for Philips Domestic Appliances and Personal Care, an affiliate of Philips, from August 1999 to November 2001. From September 1995 to August 1999, Mr. Weisenhoff served as Senior Vice President and Chief Financial Officer of Philips Electronics Asia Pacific PTE, Ltd., an affiliate of Philips.

Current Executive Officers

Howard S. Hoffmann—Chief Executive Officer and President

Mr. Hoffmann has served as our Chief Executive Officer since July 2004 and as our President since June 2007. Mr. Hoffmann joined Nightingale, a management consulting company specializing in turnarounds and crisis management, in May 1990 and became a Member of Nightingale in February 1997. He has been the Managing Partner of Nightingale since January 2001. We have currently engaged Nightingale for Mr. Hoffmann’s services. See Item 11, Executive Compensation, for a description of our agreement with Nightingale for Mr. Hoffmann’s services. Prior to joining us, Mr. Hoffmann led numerous consulting engagements serving as an advisor to boards of directors, management or creditors as well as serving in various interim executive management positions. Immediately prior to being engaged by us, Mr. Hoffmann served as an advisor to management of a nationwide health club chain from June 2004 to July 2004. He served as interim Chief Executive Officer of Global Knowledge Network, a global provider of technology training solutions from May 2003 to October 2003 after having led a consulting engagement for the same company commencing in August 2002. Mr. Hoffmann has also served as Chief Restructuring Officer of Vision Twenty-One, Inc., a Florida-based integrated eye care company, and as interim Chief Financial Officer and Chief Operating Officer of Soft Sheen Products, Inc., a consumer products company. Mr. Hoffmann currently serves as a director of two privately-held companies—Block Vision, a managed vision care company, and Protocol Marketing Group, Inc., an integrated direct marketing company.

Kathleen E. Donovan—Senior Vice President and Chief Financial Officer

Ms. Donovan has served as our Senior Vice President and Chief Financial Officer since June 2005. Between August 1997 and June 2005, Ms. Donovan held a number of positions with Dendrite International, Inc., a technology company providing sales, marketing, clinical and compliance solutions to global pharmaceutical and other life sciences companies, most recently serving as that company’s Senior Vice President and Chief Financial Officer. Prior to her service in that capacity, Ms. Donovan also served as Dendrite’s Vice President and Treasurer between December 2001 and November 2002, its Chief Financial Officer—Americas Division between April 2001 and December 2001, its Vice President and Corporate Controller between January 1999 and March 2001, and its Director, Financial Operations between August 1997 and December 1998. Ms. Donovan serves on the board of directors of A-Life Medical, a technology company of which we own a minority interest.

Mark Ivie—Senior Vice President and Chief Technology Officer

Mr. Ivie has served as our Senior Vice President and Chief Technology Officer since June 2005. Prior to joining us, Mr. Ivie served as General Manager, Enterprise Systems and Technology, of GE Healthcare between June 2003 and May 2005 and General Manager, Global Engineering, of GE Medical Systems between December 1998 and June 2003, where he was responsible for the creation and adoption of standards and for creating the infrastructure for shared functional modules. From January 1992 until December 1998, Mr. Ivie served as a Department Head for the telecom support software business at Lucent Bell Laboratories.

R. Scott Bennett—Senior Vice President of Sales and Marketing

Mr. Bennett has served as our Senior Vice President of Sales and Marketing since November 2005. From August 2004 to October 2005, Mr. Bennett was Senior Vice President of Sales and Marketing of SCI Solutions, Inc., which is also known as Scheduling.com, where he was responsible for the restructuring of that company’s marketing, sales and sales support infrastructure and processes. Between July 2000 and March 2004, Mr. Bennett served as Vice President, Financial Marketing and Vice President, Corporate Sales, of Siemens Medical Solutions, USA.

Michael F. Clark—Senior Vice President of Operations

Mr. Clark has served as our Senior Vice President of Operations since February 2005. Mr. Clark joined us in 1998 through our acquisition of MRC. From November 2003 until February 2005, Mr. Clark served as our Senior Vice President of Operations for our Western Division. From May 2002 until November 2003, Mr. Clark served as our Vice President of Operations for our Southwest Division and from January 1998 until July 2000, he served as Region Vice President for the Southeast. From May 2001 until May 2002, Mr. Clark served as Chief Operating Officer for eScribe, a transcription service provider. While at MRC, Mr. Clark served as Vice President, Marketing and Corporate Services.

James Brennan—Principal Accounting Officer, Controller and Vice President

Mr. Brennan has served as our Principal Accounting Officer, Controller and Vice President since November 2006. From March 2006 until his appointment as our Principal Accounting Officer, Controller and Vice President, Mr. Brennan served as a consultant to us providing Sarbanes-Oxley compliance and financial accounting services. Mr. Brennan has been operating his own consulting firm, specializing in providing Sarbanes-Oxley compliance and financial accounting services, since July 2005. Between May 2000 and July 2005, Mr. Brennan served as the Vice President of Finance for two divisions of IKON Office Solutions. From 1995 to 1998, Mr. Brennan served as Vice President and Business Unit Financial Officer for the GS Electric Division of General Signal. From 1991 to 1995, Mr. Brennan served as Assistant Controller of General Signal Corporation.

Mark R. Sullivan—General Counsel, Chief Compliance Officer and Secretary

Mr. Sullivan serves as our General Counsel, Chief Compliance Officer and Secretary. Mr. Sullivan was appointed as General Counsel in September 2006, Chief Compliance Officer in July 2006 and Secretary in January 2005. From August 2004 until September 2006, Mr. Sullivan served as our Acting General Counsel. Between March 2003 and August 2004, Mr. Sullivan served as our Associate General Counsel and Assistant Secretary. Prior to joining us, Mr. Sullivan was in private practice with Pepper Hamilton LLP from January 2000 until March 2003, and Drinker Biddle & Reath LLP from August 1998 to January 2000.

Committees of the Board of Directors

Our board of directors maintains the following four standing committees: Audit Committee; Compensation Committee; Nominating Committee; and Supervisory Committee.

Audit Committee

The Audit Committee oversees our corporate accounting and financial reporting process. The responsibilities of the Audit Committee, which are set forth in a written charter adopted by our board of directors, include:

•       review and assess the adequacy of the Audit Committee and its charter at least annually;

•       evaluate, determine the selection of, and if necessary, the replacement/rotation of, our independent registered public accounting firm;

•       ensure timely rotation of lead and concurring audit partner of our independent registered public accounting firm;

•       review our audited consolidated financial statements;

•       review whether interim accounting policies and significant events or changes in accounting estimates were considered by our independent registered public accounting firm to have affected quality of financial reporting;

•       review our financial reports and other information submitted to any governmental body or the public;

•       review with management and our independent registered public accounting firm their judgments about quality of disclosures in our financial statements;

•       obtain from our independent registered public accounting firm its recommendation regarding our internal control over financial reporting and review management’s report on its assessment of the design and effectiveness of our internal control over financial reporting;

•       review our major financial risk exposures;

•       pre-approve all audit and permitted non-audit services and related fees;

•       establish, review and update periodically our code of business conduct and ethics;

•       establish and review policies for approving related party transactions between us and our directors, officers or employees;

•       adopt procedures for receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and

•       adopt regular and separate systems of reporting to the Audit Committee by management and our internal auditors regarding controls and operations of business units.

The Audit Committee is composed of N. John Simmons, Jr. (Chair), John H. Underwood and Richard H. Stowe, each of whom has been determined to be independent by our board of directors. Our board of directors has determined that N. John Simmons, Jr. qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

While our board of directors is responsible for determining and approving the compensation for our executive officers in its sole discretion, including all individuals whose compensation is set forth in the “Summary Compensation Table,” below, it frequently solicits the recommendations from the Compensation Committee regarding the following:

•       the corporate goals and objectives relevant to the compensation and the benefits of our Chief Executive Officer and our other executive officers;

•       the performance of these officers in light of those goals and objectives; and

•       the compensation of these officers based on such evaluations.

The Compensation Committee is composed of John H. Underwood (Chair), N. John Simmons, Jr. and Richard H. Stowe, each of whom has been determined to be independent by our board of directors.

Nominating Committee

The responsibilities of the Nominating Committee include the selection of potential candidates for our board of directors, including the nomination of “Independent Directors” under the terms of the Governance Agreement. The Nominating Committee also makes recommendations to our board of directors concerning the membership of the other board committees. The Nominating Committee is responsible for developing policies and procedures with regard to the consideration of any director candidates recommended by our shareholders. The Nominating Committee is composed of Stephen H. Rusckowski (Chair) and Richard H. Stowe.

Supervisory Committee

Pursuant to the Governance Agreement, the terms of which are described above and in Item 13, Certain Relationships and Related Transactions, since 2000 our board of directors has maintained a Supervisory Committee, the responsibilities of which include the general oversight, administration, amendment and enforcement, of the Governance Agreement and all other material agreements or arrangements between Philips and us. The Supervisory Committee is composed of Richard H. Stowe (Chair), John H. Underwood and N. John Simmons, Jr., each of whom is an Independent Director under the terms of the Governance Agreement.

Code of Ethics

We have adopted a written code of business conduct and ethics, known as our Financial Code of Ethics, which applies to all of our employees who perform accounting and financial functions, including our principal executive officer, our principal financial officer and our principal accounting officer. Our Financial Code of Ethics is available on our website, www.medquist.com. Any amendments to our Financial Code of Ethics or waivers from the provisions of our Financial Code of Ethics for our principal executive officer, our principal financial officer or our principal accounting officer will be disclosed on our website within four business days following the date of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that each of our executive officers, directors and persons who beneficially own more than 10% of our common stock file with the SEC reports of ownership and changes in their ownership of our common stock. Our executive officers and directors and beneficial owners of greater than 10% of our common stock are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us, we believe that for the period between January 1, 2003 and December 31, 2005, all of our executive officers, directors and persons owning greater than 10% of our common stock complied with all Section 16(a) filing requirements applicable to them, except as follows:

•       each of Adele T. Barbato, Terry L. Cameron, Michael F. Clark, Howard S. Hoffmann and James M. Weiland failed to timely file a Form 3 at the time they were appointed executive officers. Each of Jan H.M. Hommen and N. John Simmons, Jr. failed to timely file a Form 3 at the time they were appointed directors. All of these individuals have since filed a Form 3;

•       each of Ethan H. Cohen, Brian J. Kearns, John W. Quaintance, Ronald F. Scarpone and John M. Suender failed to file a Form 4 indicating that he had received a stock option award on February 4, 2003 entitling him to acquire 11,500 shares of our common stock. Each of these individuals filed a Form 5 disclosing his stock option award on February 17, 2004;

•       Bruce Van Fossen failed to file a Form 4 indicating that he had received a stock option award on February 4, 2003 entitling him to acquire 6,000 shares of our common stock. Mr. Van Fossen filed a Form 5 disclosing this stock option award on February 17, 2004;

•       Dennis M. Mahoney failed to file a Form 4 indicating that he had received a stock option award on February 4, 2003 entitling him to acquire 5,000 shares of our common stock. Mr. Mahoney filed a Form 5 disclosing this stock option award on February 17, 2004;

•       Stephen H. Rusckowski failed to file a Form 3 amendment indicating he was one of our executive officers. Mr. Rusckowski is no longer one of our executive officers; and

•       each of A. Fred Ruttenberg, Richard H. Stowe and John H. Underwood failed to file a Form 4 indicating that he had received a stock option award on June 1, 2003 entitling him to acquire 3,000 shares of our common stock. Each of these individuals filed a Form 5 indicating his stock option award on February 17, 2004.

Item 11.                 Executive Compensation

Executive Compensation—General

Summary Compensation Table

The following tables set forth, for the periods stated, compensation information concerning our current and former named executive officers, including each person who served as our Chief Executive Officer during those periods, each of our four most highly compensated executive officers other than Chief Executive Officers serving on December 31 of each period and up to two additional executive officers who would have otherwise qualified as one of our four most highly compensated executive officers but for the fact that he or she was not serving as an executive officer at December 31 of such period (Named Executive Officers).

Named Executive Officers on December 31, 2005 (2005 Named Executive Officers)

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Under- Lying Options /SARs (#)	LTIP Payouts ($)	All Other Compensation ($)(1)
Howard S. Hoffmann(2) Chief Executive Officer and President	2005 2004	— —	— —	2,442,618 1,095,836	— —	— —	— —	— —
Frank W. Lavelle(3) Former President	2005	372,288	546,000	15,910	—	—	—	3,505
Kathleen E. Donovan(4) Senior Vice President and Chief Financial Officer	2005	177,644	92,188	—	—	—	—	1,837
Michael F. Clark(5) Senior Vice President of Operations	2005	209,099	86,505	2,738	—	—	—	139,725
Adele Barbato(6) Former Senior Vice President, Human Resources	2005	175,013	81,667	—	—	—	—	1,693
Terry L. Cameron(7) Former Senior Vice President, Marketing & Business Development	2005 2004	177,551 10,859	150,000 —	— —	— —	— —	— —	538,722 —
John W. Quaintance(8) Former Chief Operating Officer	2005 2004 2003	29,250 234,000 194,775	— 40,500 142,300	750 6,300 6,000	— — —	— — 11,500	— — —	617,441 7,961 81,479

(1)             For the year ended December 31, 2005, All Other Compensation consists of: (a) payments made pursuant to separation agreements to the following individuals in the following amounts: Mr. Cameron—$319,000 (including $183,333 of severance paid in 2006) and Mr. Quaintance—$615,605 (including $33,155 of accrued but unpaid vacation); (b) matching contributions by us to our 401(k) plan on behalf of the following individuals in the following amounts: Mr. Clark—$1,361 and Mr. Quaintance—$1,500; (c) premiums for group life insurance paid by us for the following individuals in the following amounts: Mr. Lavelle—$1,155; Ms. Donovan—$809; Mr. Clark—$805; Ms. Barbato—$745; Mr. Cameron—$678 and Mr. Quaintance—$148; (d) premiums for long-term disability insurance paid by us for the following individuals in the following amounts: Mr. Lavelle—$2,350; Ms. Donovan—$1,028; Mr. Clark—$1,024; Ms. Barbato—$948; Mr. Cameron—$862; and Mr. Quaintance—$188 and (e) relocation assistance paid by us for the following individuals in the following amounts: Mr. Clark—$136,535 (including a tax gross-up payment of $57,145); and Mr. Cameron—$218,182 (including a tax gross-up payment of $75,041).

For the year ended December 31, 2004, All Other Compensation consists of: (a) matching contributions by us to our 401(k) plan on behalf of Mr. Quaintance in the amount of $4,179; (b) premiums for group life insurance paid by us for Mr. Quaintance in the amount of $736; (c) premiums for long-term disability insurance paid by us for Mr. Quaintance in the amount of $1,103 and (d) matching contributions by us to our Executive Deferred Compensation Plan on behalf of Mr. Quaintance in the amount of $1,943.

For the year ended December 31, 2003, All Other Compensation consists of: (a) matching contributions by us to our 401(k) plan on behalf of Mr. Quaintance in the amount of $3,040; (b) premiums for group life insurance paid by us on behalf of Mr. Quaintance in the amount of $459; (c) premiums for long-term disability insurance paid by us on behalf of Mr. Quaintance in the amount of $1,063; (d) relocation assistance paid by us to Mr. Quaintance in the amount of $75,000 and (e) matching contributions by us to our Executive Deferred Compensation Plan on behalf of Mr. Quaintance in the amount of $1,917.

(2)             We named Mr. Hoffmann our Chief Executive Officer on July 30, 2004 and President on June 14, 2007. For the year ended December 31, 2005, the amounts shown as Other Annual Compensation paid to Mr. Hoffmann represent total payments of $2,400,000 to Nightingale, the primary purpose of which was to compensate Nightingale for Mr. Hoffman’s services as our Chief Executive Officer. During the year ended December 31, 2005, we made additional payments aggregating $42,618 to Nightingale, the primary purpose of which was to reimburse Nightingale for travel and living expenses incurred by Mr. Hoffmann in his capacity as our Chief Executive Officer. For the year ended December 31, 2004, the amounts shown as Other Annual Compensation paid to Mr. Hoffmann represent total payments of $1,078,806 to Nightingale (including a $300,000 operational turnaround performance fee and a $75,000 advance deposit), the primary purpose of which was to compensate Nightingale for Mr. Hoffman’s services as our Chief Executive Officer. During the year ended December 31, 2004, we also made additional payments aggregating $17,030 to Nightingale, the primary purpose of which was to reimburse Nightingale for travel and living expenses incurred by Mr. Hoffmann in his capacity as our Chief Executive Officer. Mr. Hoffmann is the Managing Partner of Nightingale.

(3)             Mr. Lavelle left our employment on May 14, 2007 and is no longer employed by us. Of the $546,000 bonus that we paid to Mr. Lavelle for the year ended December 31, 2005, $46,000 was paid as a signing bonus, $250,000 was paid as an annual performance bonus and $250,000 was paid pursuant to the terms of his employment agreement in lieu of a restricted stock award or a grant of non-qualified stock options (see “Employment Agreements with our 2005 Named Executive Officers—Frank W. Lavelle”). For the year ended December 31, 2005, the amounts shown as Other Annual Compensation paid to Mr. Lavelle consist of a $14,250 automobile allowance and $1,660 in country club membership fees.

(4)             We named Ms. Donovan our Senior Vice President and Chief Financial Officer on June 27, 2005. Of the $92,188 bonus that we paid to Ms. Donovan for the year ended December 31, 2005, $42,188 was paid as an annual performance bonus and $50,000 was paid as a signing bonus.

(5)             We named Mr. Clark our Senior Vice President of Operations on February 1, 2005. Prior to being named as one of our executive officers, Mr. Clark served us in other capacities including as Senior Vice President of Operations for our Western Division and as our Vice President of Operations for our Southwest Division. Mr. Clark’s bonus for the year ended December 31, 2005 was paid as an annual performance bonus. For the year ended December 31, 2005, the amounts shown as Other Annual Compensation paid to Mr. Clark consist of a $1,750 automobile allowance and $988 in travel-related club membership fees.

(6)             Ms. Barbato left our employment on August 3, 2006 and is no longer employed by us. Of the $81,667 bonus that we paid to Ms. Barbato for the year ended December 31, 2005, $45,000 was paid as a signing bonus and $36,667 was paid as an annual performance bonus.

(7)             Mr. Cameron left our employment on October 6, 2005 and is no longer employed by us. For the year ended December 31, 2005, we paid Mr. Cameron a signing bonus in the amount of $150,000.

(8)             Mr. Quaintance left our employment on January 31, 2005 and is no longer employed by us. For the year ended December 31, 2004, we paid Mr. Quaintance an annual performance bonus in the amount of $40,500. For the year ended December 31, 2003, we paid Mr. Quaintance an annual performance bonus in the amount of $142,300. For the year ended December 31, 2004, salary includes compensation deferred at his election pursuant to our Executive Deferred Compensation Plan in the amount of $26,855. For the year ended December 31, 2003, Mr. Quaintance’s salary includes compensation deferred at his election pursuant to our Executive Deferred Compensation Plan in the amount of $23,283. For the year ended December 31, 2005, the amounts shown as Other Annual Compensation paid to Mr. Quaintance consist of a $750 automobile allowance. For the year ended December 31, 2004, the amounts shown as Other Annual Compensation paid to Mr. Quaintance consist of a $6,000 automobile allowance and $300 in travel-related club membership fees. For the year ended December 31, 2003, the amounts shown as Other Annual Compensation paid to Mr. Quaintance consists of a $6,000 automobile allowance.

Named Executive Officers on December 31, 2004 or December 31, 2003 (Former Named Executive Officers)

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position(1)	Year	Salary ($)(2)	Bonus ($)(3)	Other Annual Compensation ($)(4)	Restricted Stock Awards ($)	Securities Under- Lying Options /SARs (#)	LTIP Payouts ($)	All Other Compensation ($)(5)
Stephen H. Rusckowski(6)	2004	—	—	—	—	—	—	—
Former Interim President and Chief Executive Officer	2003	—	—	—	—	—	—	—
R. Timothy Stack(7)	2003	83,653	135,000	—	696,500	—	—	280,054
Former President and Chief Executive Officer
David A. Cohen	2003	254,907	—	13,200	—	—	—	186,253
Former President and Chief Executive Officer
Gregory M. Sebasky(8)	2005	—	—	150,000	—	—	—	—
Former Acting President	2004	—	—	500,000	—	—	—	—
John M. Suender	2004	179,138	—	3,000	—	—	—	300,863
Former Executive Vice President and Chief Legal Officer	2003	206,038	144,826	9,278	—	11,500	—	6,928
Brian J. Kearns	2004	155,351	—	8,000	—	—	—	404,868
Former Executive Vice President and Chief Financial Officer	2003	228,307	146,070	9,278	—	11,500	—	7,064
Ethan H. Cohen	2004	190,132	—	—	—	—	—	370,263
Former Executive Vice President and Chief Technology Officer	2003	197,207	41,130	4,399	—	11,500	—	5,647
Ronald F. Scarpone	2004	166,691	40,572	8,020	—	—	—	397,733
Former Senior Vice President, Marketing and Business Development	2003	192,287	40,723	9,908	—	11,500	—	4,737
Jim Weiland	2005	168,673	—	800	—	—	—	211,262
Former Senior Vice President, Sales	2004	9,558	75,000	—	—	—	—	—

(1)                Mr. Rusckowski ceased acting as our interim President and Chief Executive Officer on February 13, 2004 and as our interim Chief Executive Officer on July 30, 2004, but continues to serve on our board of directors. Mr. Stack left our employment on December 3, 2003 and is no longer employed by us. Mr. D. Cohen left our employment on April 1, 2004 and is no longer employed by us. Mr. Sebasky ceased acting as our President on March 8, 2005 but currently serves on our board of directors. Mr. Kearns left our employment on August 1, 2004 and is no longer employed by us. Mr. Suender left our employment on August 1, 2004 and is no longer employed by us. Mr. E. Cohen left our employment on October 28, 2004 and is no longer employed by us. Mr. Scarpone left our employment on October 29, 2004 and is no longer employed by us. Mr. Weiland left our employment on October 6, 2005 and is no longer employed by us.

(2)                For the year ended December 31, 2004, Salary includes compensation deferred pursuant to our Executive Deferred Compensation Plan in the following amounts: Mr. Suender—$40,060; Mr Kearns—$14,123 and Mr. E. Cohen—$13,617.

For the year ended December 31, 2003, Salary includes compensation deferred pursuant to our Executive Deferred Compensation Plan in the following amounts: Mr. Suender—$3,917; Mr. Kearns—$20,505 and Mr. E. Cohen—$11,952.

(3)                For the year ended December 31, 2004, Bonus consists of the following amounts: Mr. Scarpone—$40,572 (annual performance bonus) and Mr. Weiland—$75,000 (signing bonus).

For the year ended December 31, 2003, Bonus consists of the following amounts: Mr. Stack—$135,000 (signing bonus); Mr. Suender—$144,826 (annual performance bonus); Mr. Kearns—$146,070 (annual performance bonus); Mr. E. Cohen—$41,130 (annual performance bonus) and Mr. Scarpone—$40,723 (annual performance bonus).

(4)                For the year ended December 31, 2005, All Other Compensation consists of $800 of travel-related club membership fees for Mr. Weiland.

For the year ended December 31, 2004, All Other Compensation consists of (a) automobile allowances in the following amounts: Mr. Suender—$3,000; Mr. Kearns—$3,000 and Mr. Scarpone—$6,002; (b) $5,000 of reimbursement payments for cancelled vacation for Mr. Kearns; and (c) $2,018 of automobile insurance payments for Mr. Scarpone.

For the years ended December 31, 2005 and 2004, the amounts shown as Other Annual Compensation paid to Mr. Sebasky represent total payments of $150,000 and $500,000, respectively, to Philips, the primary purpose of which was to reimburse Philips for Mr. Sebasky’s services as our acting President.

For the year ended December 31, 2003, All Other Compensation consists of (a) automobile allowances in the following amounts: Mr. D. Cohen—$13,200; Mr. Suender—$4,600; Mr. Kearns—$4,600 and Mr. Scarpone—$7,202; and (b) subsidy payments for medical and dental plans in the following amounts: Mr. Suender—$4,678; Mr. Kearns—$4,678; Mr. E. Cohen—$4,399 and Mr. Scarpone—$2,706.

(5)                For the year ended December 31, 2005, All Other Compensation consists of: (a) a payment made to Mr. Weiland pursuant to a separation agreement in the amount of $210,000 (including $175,000 of severance paid in 2006); (b) premiums for group life insurance paid by us on behalf of Mr. Weiland in the amount of $597 and (c) premiums for long-term disability insurance paid by us on behalf of Mr. Weiland in the amount of $665.

For the year ended December 31, 2004, All Other Compensation consists of: (a) payments made pursuant to separation agreements in the following amounts: Mr. Suender—$295,963 (including $21,139 of accrued but unpaid vacation and $183,216 of severance paid in 2005); Mr. Kearns—$400,000 (including $288,889 of severance paid in 2005); Mr. E. Cohen—$364,337 (including $182,005 of severance paid in 2005) and Mr. Scarpone—$393,698 (including $19,206 for accrued but unpaid vacation, $228,856 of severance paid in 2005 and $83,220 of severance paid in 2006); (b) matching contributions by us to our 401(k) plan on behalf of the following individuals in the following amounts: Mr. Suender—$2,399; Mr. Kearns—$2,282; Mr. E. Cohen—$2,674 and Mr. Scarpone—$2,500; (c) premiums for group life insurance paid by us for the following individuals in the following amounts: Mr. Suender—$498; Mr. Kearns—$512; Mr. E. Cohen—$577 and Mr. Scarpone—$637; (d) premiums for long-term disability insurance paid by us for the following individuals in the following amounts: Mr. Suender—$644; Mr. Kearns—$662; Mr. E. Cohen—$910 and Mr. Scarpone—$898 and (e) matching contributions by us to our Executive Deferred Compensation Plan for the following individuals in the following amounts: Mr. Suender—$1,359; Mr. Kearns—$1,412 and Mr. E. Cohen—$1,765.

For the year ended December 31, 2003, All Other Compensation consists of: (a) a payment made to Mr. D. Cohen pursuant to a separation agreement in the amount of $179,725 (payment relates to a lump sum severance payment to Mr. D. Cohen in connection with his service as a special advisor to us until April 1, 2004); (b) matching contributions by us to our 401(k) plan on behalf of the following individuals in the following amounts: Mr. D. Cohen—$2,875; Mr. Suender—$3,059; Mr. Kearns—$3,144; Mr. E. Cohen—$2,806 and Mr. Scarpone—$2,884; (c) premiums for group life insurance paid by us for the following individuals in the following amounts: Mr. D. Cohen—$1,040; Mr. Suender—$927; Mr. Kearns—$952 and Mr. Scarpone—$839; (d) premiums for long-term disability insurance paid by us for the following individuals in the following amounts: Mr. D. Cohen—$2,613; Mr. Suender—$1,111; Mr. Kearns—$1,142; Mr. E. Cohen—$1,017 and Mr. Scarpone—$1,014; (e) relocation assistance paid by us to Mr. Stack in the amount of $280,054 and (f) matching contributions by us to our Executive Deferred Compensation Plan for the following individuals in the following amounts: Mr. Suender—$1,831; Mr. Kearns—$1,826 and Mr. E. Cohen—$1,824.

(6)                Mr. Rusckowski remained an employee of Philips while serving as our interim President and Chief Executive Officer. We did not pay Mr. Rusckowski or reimburse Philips for his services as our interim President and Chief Executive Officer.

(7)                On August 22, 2003, we granted to Mr. Stack 35,000 shares of our common stock as part of a restricted stock award in connection with his employment agreement. Mr. Stack forfeited all 35,000 shares upon the termination of his employment in December 2003.

(8)                Mr. Sebasky remained an employee of Philips while serving as our acting President.

Stock Option Grants

2005 Named Executive Officers

The following table identifies all stock option grants made to our 2005 Named Executive Officers. All options were granted under our 2002 Stock Option Plan. Each of the options granted below shall vest in equal 20% installments on each of the first five anniversaries of the grant date provided the employee holding such stock options remains employed by us.

		Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Year	Number of Securities Underlying Options Granted (#)(2)(3)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($)	Expiration Date	5% ($)	10% ($)
John W. Quaintance	2003	11,500	1.63%	17.45	02/04/13	126,203	319,824

(1)                The potential realizable value portion of the foregoing table represents a hypothetical value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the common stock over the term of the options, based on the fair market value of the common stock at the time the options were awarded. The amounts do not take into account provisions of the options relating to vesting, nontransferability or termination of the option following termination of employment.

(2)                Mr. Quaintance was issued a non-qualified stock option to purchase 6,900 shares of common stock and an incentive stock option to purchase 4,600 shares of common stock during the year ended December 31, 2003.

(3)                On July 23, 2004, our board of directors affirmed our June 16, 2004 decision to indefinitely suspend the exercise of options under our stock option plans. Notwithstanding the foregoing, the post-termination option exercise period for unexercised stock options held by certain of our executive officers that are no longer employed by us, including Mr. Quaintance, was frozen, so that the post-termination exercise period for each of those holders will not begin to run until we become current in our reporting obligations under the Exchange Act. Mr. Quaintance left our employment on January 31, 2005 and is no longer employed by us. Upon his termination of employment, 2,300 of the 11,500 options were vested.

Former Named Executive Officers

The following table identifies all stock option grants made to our Former Named Executive Officers. All options were granted under our 2002 Stock Option Plan. Each of the options granted below shall vest in equal 20% installments on each of the first five anniversaries of the grant date provided the employee holding such options remains employed by us.

		Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Year	Number of Securities Underlying Options Granted (#)(2)(3)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($)	Expiration Date	5% ($)	10% ($)
John M. Suender	2003	11,500	1.63%	17.45	02/04/13	126,203	319,824
Brian J. Kearns	2003	11,500	1.63%	17.45	02/04/13	126,203	319,824
Ethan H. Cohen	2003	11,500	1.63%	17.45	02/04/13	126,203	319,824
Ronald F. Scarpone	2003	11,500	1.63%	17.45	02/04/13	126,203	319,824

(1)                The potential realizable value portion of the foregoing table represents a hypothetical value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the common stock over the term of the options, based on the fair market value of the common stock at the time the options were awarded. The amounts do not take into account provisions of the options relating to vesting, nontransferability, or termination of the option following termination of employment.

(2)                The amounts listed in this column represent the following: Mr. Suender—7,359 shares of common stock issuable upon exercise of a non-qualified stock option and 4,141 shares of common stock issuable upon exercise of an incentive stock option; Mr. Kearns—7,359 shares of common stock issuable upon exercise of a non-qualified stock option and 4,141 shares of common stock issuable upon exercise of an incentive stock option; Mr. E. Cohen—6,956 shares of common stock issuable upon exercise of a non-qualified stock option and 4,544 shares of common stock issuable upon exercise of an incentive stock option and Mr. Scarpone—6,956 shares of common stock issuable upon exercise of a non-qualified stock option and 4,544 shares of common stock issuable upon exercise of an incentive stock option.

(3)                On July 23, 2004, our board of directors affirmed our June 16, 2004 decision to indefinitely suspend the exercise of options under our stock option plans. Notwithstanding the foregoing, the post-termination option exercise period for unexercised stock options held by certain of our executive officers that are no longer employed by us, including Mr. Suender, Mr. Kearns, Mr. E. Cohen and Mr. Scarpone, was frozen, so that the post-termination exercise period for each of those holders will not begin to run until we become current in our reporting obligations under the Exchange Act. Messrs. Suender, Kearns, E. Cohen and Scarpone left our employment on August 1, 2004, August 1, 2004, October 28, 2004 and October 29, 2004, respectively. Upon each person’s termination of employment, 2,300 out of the 11,500 options were vested.

Aggregated Stock Option Exercises and Fiscal Year-End Options

2005 Named Executive Officers

None of our 2005 Named Executive Officers exercised any options during the years ended December 31, 2005, 2004 and 2003. The following table sets forth information concerning unexercised stock options held by our 2005 Named Executive Officers during the years ended December 31, 2005, 2004 and 2003.

				Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-The- Money Options at Fiscal Year End ($)(1)(2)
Name	Year	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael F. Clark	2005	—	—	15,600	13,400	—	—
John W. Quaintance	2005	—	—	108,460	—	33,984	—
	2004	—	—	98,540	36,960	45,224	—
	2003	—	—	76,320	59,180	55,040	360

(1)          Based upon the last reported sale price of our common stock as reported by the over-the-counter “Pink Sheets” market on December 30, 2005 of $12.15 and on December 31, 2004 of $14.80.

(2)          On July 23, 2004, our board of directors affirmed our June 16, 2004 decision to indefinitely suspend the exercise of options under our stock option plans. Notwithstanding the foregoing, the post-termination option exercise period for unexercised stock options held by certain of our executive officers that are no longer employed by us, including Mr. Quaintance, was frozen, so that the post-termination exercise period for those holders will not begin to run until we become current in our reporting obligations under the Exchange Act.

Other than Mr. Clark and Mr. Quaintance, none of our 2005 Named Executive Officers hold, or held during any of the years ended December 31, 2005, 2004 and 2003, any options to acquire shares of our common stock.

Former Named Executive Officers

The following table sets forth information concerning options exercised by our Former Named Executive Officers during the years ended December 31, 2005, 2004 and 2003, as well as information concerning unexercised options held by them.

				Number of Securities Underlying Options at Fiscal Year End (#)		Value of Unexercised In-The-Money Options at Fiscal Year End ($)(1)(2)
Name	Year	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
R. Timothy Stack(3)	2003	—	—	3,000	—	—	—
David A. Cohen(3)	2004	171,028	2,334,179	526,974	—	2,080,994	—
	2003	—	—	747,124	98,480	4,774,336	1,260
John M. Suender	2005	—	—	122,346	—	77,280	—
	2004	—	—	122,346	—	119,027	—
	2003	—	—	125,726	72,780	163,879	360
Brian J. Kearns	2005	—	—	84,940	—	—	—
	2004	—	—	84,940	—	—	—
	2003	—	—	76,320	76,780	240	360
Ethan H. Cohen	2005	—	—	12,000	—	—	—
	2004	—	—	12,000	—	—	—
	2003	—	—	97,314	53,820	101,076	360
Ronald F. Scarpone	2005	—	—	136,978	—	119,256	—
	2004	—	—	136,978	—	178,529	—
	2003	—	—	114,598	59,820	232,341	360

(1)    Based upon the last reported sale price of our common stock as reported by the over-the-counter “Pink Sheets” market on December 30, 2005 of $12.15 and on December 31, 2004 of $14.80; as well as the last reported sale price of our common stock as reported by the NASDAQ National Market on December 31, 2003 of $16.06.

(2)    On July 23, 2004, our board of directors affirmed our June 16, 2004 decision to indefinitely suspend the exercise of options under our stock option plans. Notwithstanding the foregoing, the post-termination option exercise period for unexercised stock options held by certain of our executive officers that are no longer employed by us, including Mr. Suender, Mr. Kearns, Mr. E. Cohen and Mr. Scarpone, was frozen, so that the post-termination exercise period for those holders will not begin to run until we become current in our reporting obligations under the Exchange Act.

(3)    All of the unexercised options listed in the above table for each of Mr. Stack and Mr. D. Cohen have been cancelled, and therefore have no actual value as of the date of this filing. We include this information only because the options were in effect during the periods covered by this filing.

Compensation of Directors

Philips Directors and Management Directors (as described in Item 10, Directors and Executive Officers of the Registrant, and in Item 13, Certain Relationships and Related Transactions) do not receive any compensation for their service on our board of directors, but are reimbursed for all reasonable expenses incurred by them in connection with their service on our board of directors. Independent Directors (as described in Item 10, Directors and Executive Officers of the Registrant, and in Item 13, Certain Relationships and Related Transactions) are entitled to compensation for their service on our board of directors and on any committees of our board of directors.

2003 and 2004 Compensation

In 2003 and 2004 we had a stock based deferred compensation plan for our board of directors (Board Deferred Stock Plan). Under the Board Deferred Stock Plan, each Independent Director was entitled to receive deferred compensation in the form of our common stock having a fair market value of $18,000 on the date of grant, which was the business day immediately preceding January 1 of each year. Common stock awarded under the Board Deferred Stock Plan is issued when a director leaves our board of directors, unless a director elected not to defer receipt under a particular grant. If an Independent Director had elected not to defer receipt of the award, the common stock would have been issued as of the date of grant and the director could have elected to receive up to $6,000 of the award in cash. An Independent Director choosing not to defer receipt of the award would have nevertheless been prohibited from selling the common stock issued pursuant to the Board Deferred Stock Plan until leaving our board of directors. Fair market value of a particular grant equals the closing price of our common stock on the date of grant. In 2003 and 2004, the fair market value of a share of our common stock on the date of grant (December 31) under such plan was $16.06 and $14.80, respectively.

In addition to deferred compensation under the Board Deferred Stock Plan, our Independent Directors each received $54,000 as the cash portion of their compensation for a two year period (2003 and 2004) for their service on our board of directors. We also reimbursed our Independent Directors for all reasonable expenses incurred by them in connection with their service on our board of directors.

2005 Compensation

Commencing on January 1, 2005, our Independent Directors receive the following annual compensation:

•       deferred compensation in the form of common stock having a far market value of $50,000 on the date of grant; and

•       $25,000 in cash to cover all meetings, with committee chairs receiving an additional $2,000 in cash and the chair of the Audit Committee receiving and additional $5,000 in cash.

Our board of directors postponed the granting of the deferred compensation awards for 2005 and 2006 until such time as we become current in our periodic reporting obligations with the SEC. However, the cash component of the independent directors’ compensation was paid in 2005 and 2006.

Employment Agreements with our 2005 Named Executive Officers

Howard S. Hoffmann

On July 30, 2004, our board of directors appointed Howard S. Hoffmann to serve as our Chief Executive Officer. On June 14, 2007, our board of directors appointed Mr. Hoffmann as our President. In connection with his appointment, we entered into a letter agreement with Nightingale, dated as of July 29, 2004 and amended as of December 16, 2004, September 25, 2006 and January 8, 2007, pursuant to which

Nightingale assigns the services of Mr. Hoffmann to us to serve as our Chief Executive Officer. Mr. Hoffmann serves as the Managing Partner of Nightingale. Mr. Hoffmann continues to serve as our full time Chief Executive Officer pursuant to the terms of the agreement, which expired on June 30, 2007. We are currently negotiating the terms of an extension of this agreement. We currently pay to Nightingale the sum of $120,000 per month for Mr. Hoffmann’s service as our Chief Executive Officer. In addition, we reimburse Nightingale for any out-of-pocket expenses incurred by Mr. Hoffmann in the course of his service as our Chief Executive Officer. Examples of such out-of-pocket expenses include transportation, meals, lodging, telephone, specifically assignable secretarial and office assistance, and report production. Upon the completion of his service as our Chief Executive Officer, if we decide to employ Mr. Hoffmann as a consultant, we will pay Nightingale $525 per hour for Mr. Hoffmann’s services as a consultant.

Nightingale may be entitled to an additional performance related bonus payment of up to $480,000, which will be paid no later than July 16, 2007, in connection with Mr. Hoffmann’s service in 2007 as our Chief Executive Officer (2007 Performance Bonus). The amount, if any, of the 2007 Performance Bonus that Nightingale is to receive will be based on the achievement of certain operational objectives that have been established by our board of directors and Nightingale.

In addition, Nightingale may be entitled to an additional discretionary bonus payment of up to $240,000 in connection with Mr. Hoffmann’s service in 2006 as our Chief Executive Officer (2006 Discretionary Bonus). Whether or not such payment will be made to Nightingale will be decided upon by a committee composed of the Non-Executive Chairman of our board of directors, the Chairman of the Audit Committee and the Chairman of the Compensation Committee. The committee will inform Nightingale of the amount, if any, of the 2006 Discretionary Bonus that is to be paid by the date that is 14 days following completion of the filing of our periodic filings covering the years 2003, 2004 and 2005 and the first three quarters of 2006 with the SEC.

Kathleen E. Donovan

On June 2, 2005, we entered into an employment agreement with Kathleen E. Donovan, our Senior Vice President and Chief Financial Officer. The initial term of Ms. Donovan’s employment agreement is three years, and will be automatically renewed for additional one year periods until either we or Ms. Donovan gives written notice to the other of nonrenewal at least 90 days prior to the end of the term. Ms. Donovan’s annual base salary is $375,000. Additionally, Ms. Donovan received a signing bonus of $200,000 which was paid as follows:

•       $50,000 within 30 days of her employment commencement date;

•       $50,000 on the 12 month anniversary of her employment commencement date; and

•       $100,000 on the 24 month anniversary of her employment commencement date.

Ms. Donovan is eligible to receive an annual target bonus of 45% of her base salary pursuant to our Management Bonus Plan (our 2007 Management Incentive Plan is described in “—Employee Benefit Plans—2007 Management Incentive Plan” below), based upon attainment of pre-established bonus plan target objectives by Ms. Donovan and us. Ms. Donovan’s actual bonus award may be higher or lower than the target bonus amount based upon achievement of the objectives by Ms. Donovan and us. Ms. Donovan is also entitled to participate in the benefit programs generally available to our employees.

In connection with her employment, Ms. Donovan is entitled to a special stock option grant of non-qualified stock options to purchase up to 80,000 shares of our common stock pursuant to our 2002 Stock Option Plan. The grant date of the special options will occur on the later of the date we become current in our reporting obligations under the Exchange Act and the first date thereafter when the Form S-8 Registration Statement registering shares of our common stock issuable under our 2002 Stock Option Plan complies with the requirements of the SEC, provided that Ms. Donovan is still an employee on the grant date. The option will vest annually over five years subject to Ms. Donovan’s continued employment with us and will have an exercise price equal at least to the fair market value of our common stock as of the grant date. Upon a change of control while Ms. Donovan is our employee, the special option grant may, from and after the date which is six months after the change of control (but not beyond the expiration date of the option), be exercised for up to 100% of the total number of shares then subject to the special option grant minus the number of shares previously purchased upon exercise of such option and the vesting date will accelerate accordingly. A “change of control” will be deemed to have occurred upon the happening of either:

•       a change within a 12 month period in the holders of more than 50% of our outstanding voting stock; or

•       any other event deemed to constitute a “change of control” by our board of directors.

Additionally, contingent upon her continued attainment of certain performance objectives, Ms. Donovan will be entitled to receive a long term incentive value of $60,000 annually through one of the following, as determined in our sole discretion:

•       a stock option grant pursuant to our 2002 Stock Option Plan;

•       a restricted stock grant; or

•       a cash-based long term incentive program to be developed.

Ms. Donovan has not received, nor is entitled to receive, any long term incentive value for any periods through the date of this report, as her corresponding performance objectives have not yet been defined.

If Ms. Donovan’s employment is terminated by us without cause, she will be entitled to a severance benefit equivalent to her then current annual base salary plus a payment equal to the average of the last three annual bonuses received by Ms. Donovan; in the event Ms. Donovan has not been employed by us at least three years at the time of the termination of her employment, then the average of the last two years will apply.

Michael F. Clark

On April 21, 2005, we entered into an agreement with Michael F. Clark, our Senior Vice President of Operations, that sets forth the severance benefits to which Mr. Clark would be entitled in the event that his employment with us is terminated by us without cause. If Mr. Clark’s employment is terminated by us without cause, the agreement provides for the payment by us of a severance benefit equivalent to his then current annual base salary. Mr. Clark will not be entitled to any severance benefits in the event that he resigns his employment with us or if he is terminated for cause. We will, however, pay severance benefits to Mr. Clark if he tenders his written resignation within 30 days following a substantial and material diminution of his duties or a reduction in his base salary in excess of 10%, which diminution or reduction is not cured by us within 10 days of receiving Mr. Clark’s written resignation.

Frank W. Lavelle

Employment Agreement

On February 24, 2005, we entered into an employment agreement with Frank W. Lavelle, our former President. We entered into an amendment to Mr. Lavelle’s employment agreement on February 16, 2007. Mr. Lavelle left our employment on May 14, 2007 and is no longer employed by us.

Under his employment agreement, Mr. Lavelle received a minimum annual base salary of $500,000 (which was subject to annual review and adjustment). Mr. Lavelle also received a signing bonus of $46,000 upon the execution of his employment agreement. Mr. Lavelle received a bonus of $125,000 in 2007 for his service in 2006.

Under Mr. Lavelle’s employment agreement, we were obligated to issue Mr. Lavelle shares of restricted stock upon us becoming current in our reporting obligations under the Exchange Act; provided, however, since we did not become currenton or before December 31, 2005, under the terms of Mr. Lavelle’s agreement we paid Mr. Lavelle $250,000 in cash in January 2006 in lieu of issuing such restricted stock.

Mr. Lavelle’s employment agreement further provided for severance payments; however, these rights were superseded by a separation agreement and general release with us as described below.

Separation Agreement and General Release

We entered into a separation agreement and general release with Mr. Lavelle on June 28, 2007. The separation agreement and general release provides that Mr. Lavelle’s employment with us terminated effective as May 14, 2007 and terminates the employment agreement between us and Mr. Lavelle dated February 24, 2005 and amended on February 16, 2007.

The separation agreement and general release further requires us to provide Mr. Lavelle with severance in the amount of $875,000 payable in equal installments over 18 months, up to $100,000 in outplacement services, and the continuation of medical coverage following the date of termination until the earlier to occur of the expiration of 18 months or the date on which Mr. Lavelle is eligible for coverage under a plan maintained by a new employer or a plan maintained by his spouse’s employer, at the level in effect on the date of his termination (or generally comparable coverage) for himself and, where applicable, his spouse and dependents, as the same may be changed by us from time to time for employees generally, as if Mr. Lavelle had continued in employment during such period.

The separation agreement also provides that, notwithstanding its termination, certain sections of Mr. Lavelle’s employment agreement will continue in effect, including those relating to confidentiality, non-competition, non-solicitation and indemnification.

Adele Barbato

On February 9, 2005, we entered into an executive employment agreement with Adele T. Barbato, our former Senior Vice President, Human Resources. The initial term of Ms. Barbato’s employment agreement was three years. Ms. Barbato left our employment on August 3, 2006 and is no longer employed by us. Pursuant to the terms of Ms. Barbato’s employment agreement, her annual base salary was $220,000 and she received a $70,000 signing bonus which was paid pursuant to the following schedule:

•       $45,000 which was paid within 30 days of her employment commencement date; and

•       $25,000 which was paid on the 12 month anniversary of her employment commencement date.

Ms. Barbato was also eligible to receive an annual target bonus of 40% of her base salary pursuant to our Management Bonus Plan, based upon attainment of pre-established bonus plan target objectives by us and Ms. Barbato. We paid Ms. Barbato a performance bonus in the amount of $36,667 for 2005. Ms. Barbato was also entitled to participate in the benefit programs generally available to our employees.

In connection with her employment by us, Ms. Barbato was entitled to a special stock option grant of non-qualified stock options to purchase up to 10,000 shares of our common stock pursuant to our 2002 Stock Option Plan. The grant date of the special option grant was not to occur until after we become current in our reporting obligations under the Exchange Act, provided that Ms. Barbato is still an employee on the grant date. Ms. Barbato’s right to receive the special option grant was cancelled upon her termination of employment with us.

Additionally, contingent upon Ms. Barbato’s continued attainment of performance objectives, she was entitled to receive a long term incentive value of $60,000 annually through one of the following, as determined in our sole discretion:

•       a stock option grant pursuant to our 2002 Stock Option Plan;

•       a restricted stock grant; or

•       a cash-based long term incentive program to be developed.

Ms. Barbato did not receive, nor was she entitled to receive, any long term incentive value, as her corresponding performance objectives were not defined at the time of her termination of employment with us.

Her employment agreement also provided that if Ms. Barbato’s employment was terminated by us without cause, she would receive a severance benefit equivalent to one year’s annual base salary (at the rate in effect as of the date of termination) plus a payment equal to the average of the last three annual performance bonuses received by Ms. Barbato. In the event that there are not three full years of employment, then the average of the last two years will apply. Ms. Barbato voluntarily resigned and is not entitled to the above severance benefits.

Terry L. Cameron

Employment Agreement

On November 15, 2004, we entered into an executive employment agreement with Terry L. Cameron, our Senior Vice President, Marketing and Business Development. The initial term of Mr. Cameron’s employment agreement was three years. Mr. Cameron left our employment on October 6, 2005 and is no longer employed by us. Pursuant to the terms of his employment agreement, Mr. Cameron’s annual base salary was $220,000 and he was entitled to a signing bonus of $350,000; however, he only received $150,000 of such bonus because his employment with us terminated prior to when Mr. Cameron became eligible for the remaining portion of the bonus.

Mr. Cameron was also eligible to receive an annual target bonus of 45% of his base salary pursuant to our Management Bonus Plan, based upon attainment of pre-established bonus plan target objectives by us and Mr. Cameron. We did not pay Mr. Cameron a bonus pursuant to our Management Bonus Plan while he was employed by us. Mr. Cameron was also entitled during his employment to participate in the benefit programs generally available to our employees.

As provided in the employment agreement, Mr. Cameron was entitled to a special stock option grant of non-qualified stock options to purchase up to 60,000 shares of our common stock pursuant to our 2002 Stock Option Plan. The grant date of the special option grant was to occur on the later of

•       the date we become current in our reporting obligations under the Exchange Act; or

•       the first date thereafter when the Form S-8 Registration Statement for the 2002 Stock Option Plan complies with SEC requirements;

provided that Mr. Cameron is still an employee on the grant date. Mr. Cameron’s right to receive the special option grant was cancelled upon his termination of employment with us.

Additionally, contingent upon Mr. Cameron’s continued attainment of performance objectives, he was entitled to receive a long term incentive value of $120,000 annually through one of the following, as determined in our sole discretion:

•       a stock option grant pursuant to our 2002 Stock Option Plan;

•       a restricted stock grant; or

•       a cash-based long term incentive program to be developed.

Mr. Cameron did not receive, nor was he entitled to receive, any long term incentive value, as his corresponding performance objectives were not defined at the time of his termination of employment with us.

Mr. Cameron’s employment agreement further provided for severance payments; however, these rights were superseded by a separation agreement with us as described below.

Separation Agreement

We entered into a separation agreement with Mr. Cameron on October 24, 2005. The separation agreement provided that Mr. Cameron’s employment with us was terminated effective as of the close of business on October 6, 2005 and the separation agreement also terminated the employment agreement between us and Mr. Cameron dated November 15, 2004.

The separation agreement further required us to pay for all accrued but unpaid salary and unreimbursed expenses of Mr. Cameron through October 6, 2005. In addition, the separation agreement provided that we pay to Mr. Cameron the following amounts as severance:

•       continued payment of Mr. Cameron’s current base salary (at the base salary rate of $220,000 annually) for a period of 12 months to be paid in 12 equal monthly installments on the first of every month commencing on November 1, 2005; and

•       within seven days of the full execution of the separation agreement, payment in one lump sum of $99,000, which constitutes 45% of Mr. Cameron’s current base salary.

The separation agreement also provides that, notwithstanding its termination, certain sections of Mr. Cameron’s employment agreement will continue in effect, including those relating to confidentiality, non-competition, and non-solicitation; provided, however, that the non-competition period set forth in the employment agreement was reduced from 18 months to 12 months.

John W. Quaintance

Employment Agreement

On May 22, 2000, we entered into an executive employment agreement with John Quaintance, our former Chief Operating Officer. The initial term of Mr. Quaintance’s employment agreement was three years, with automatic one year renewals until cancelled upon 90 days prior written notice prior to the end of the term by us or Mr. Quaintance. Mr. Quaintance left our employment on January 31, 2005 and is no longer employed by us. When Mr. Quaintance left our employment, his annual base salary was $240,000.

Pursuant to the terms of his employment agreement, Mr. Quaintance was eligible to participate in our bonus plan and in the benefit programs generally available to our employees.

Mr. Quaintance’s employment agreement further provided for severance payments; however, the rights were superseded by a separation agreement with us as described below.

Separation Agreement

We entered into a separation agreement with Mr. Quaintance on December 10, 2004. The separation agreement provided that Mr. Quaintance resigned from our employment effective January 31, 2005 and the separation agreement also terminated the employment agreement between us and Mr. Quaintance dated May 22, 2000.

The separation agreement provided that, notwithstanding his resignation, Mr. Quaintance would be entitled to receive separation payments in an amount that he would have been entitled to if he had been terminated without cause under his employment agreement with us, provided that he continued to perform the services that are appropriate for a person in his position as well as provide all reasonable assistance to us in transitioning the responsibilities of his position. The separation payments consisted of:

•       $33,155 as payment for accrued but unused paid time off; and

•       any unreimbursed expenses incurred by Mr. Quaintance through January 31, 2005.

In addition to the benefits to which Mr. Quaintance is entitled to under his employment agreement, the separation agreement provided:

•       for a lump sum payment in the amount of $582,450, which is equal to 1.5 multiplied by the sum of all cash compensation awarded to Mr. Quaintance in the fiscal year through October 31, 2004;

•       for the right to reimbursement by us for up to 18 months of COBRA continuation coverage premiums;

•       that the post-termination exercise period provided in the option award agreements for unexercised vested stock options held by Mr. Quaintance as of January 31, 2005 shall not commence until our board of directors lifts the suspension regarding the issuance and exercise of stock options pursuant to our stock options plans; and

•       that, in accordance with our Executive Discretionary Bonus Plan for 2004, Mr. Quaintance will be eligible to receive the portion of the discretionary bonus for 2004 that is dependent upon our financial performance for the calendar year 2004.

We paid Mr. Quaintance $40,500 as an annual performance bonus for 2004.

The separation agreement further provides that, notwithstanding the termination of his employment agreement, certain sections of the employment agreement will continue in effect, including confidentiality, non-competition, and non-solicitation; provided, however, that the non-competition and non-solicitation periods set forth in his employment agreement were reduced from two years to 18 months. Under the separation agreement, Mr. Quaintance released us from claims arising or occurring on or prior to the December 10, 2004 in connection with his employment.

Employee Benefit Plans

Stock Option Plans

On July 23, 2004, our board of directors affirmed our June 16, 2004 decision to indefinitely suspend the exercise of options under our stock option plans. Notwithstanding the foregoing, the post-termination option exercise period for unexercised stock options held by certain of our executive officers that are no longer employed by us was frozen, such that the post-termination exercise period for those holders will not begin to run until we become current in our reporting obligations under the Exchange Act.

2002 Stock Option Plan

Our 2002 Stock Option Plan was adopted by our board of directors in December 2001 and our shareholders in May 2002. Our 2002 Stock Option Plan is administered by the Compensation Committee of our board of directors. The purpose of our 2002 Stock Option Plan is to provide additional incentives to our officers, other key employees and non-employee directors (and those officers, other key employees and non-employee directors of each of our present or future parent or subsidiary corporations), by encouraging them to invest in shares of our common stock, and to thereby acquire a proprietary interest in our equity ownership and an increased personal interest in our continued success and progress. Options may not be granted pursuant to our 2002 Stock Option Plan after December 2011.

Number of Shares and Adjustment.   The aggregate number of shares which may presently be issued upon the exercise of options granted under our 2002 Stock Option Plan is 1,500,000 shares of our common stock. As of May 31, 2007, options to purchase 356,200 shares of our common stock were outstanding under our 2002 Stock Option Plan. The aggregate number and kind of shares issuable under our 2002 Stock Option Plan is subject to appropriate adjustment in the sole discretion of the Compensation Committee to reflect changes in the number of outstanding shares of our common stock by reason of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion, or other similar circumstances. Any shares of our common stock subject to options that terminate unexercised will be available for future grants under our 2002 Stock Option Plan.

Eligibility and Administration.   All of our officers and key employees (or any officers and key employees of any of our current or future parent or subsidiary corporations), including all non-employee directors are eligible to receive options under our 2002 Stock Option Plan to purchase shares of our common stock. The Compensation Committee determines, among other things, which of our officers and key employees will be granted options under our 2002 Stock Option Plan, whether options granted will be incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (Code) or non-qualified stock options not intended to meet the requirements of Section 422 of the Code, the number of shares subject to an option, the time at which an option is granted and the duration of an option and the exercise price of an option. No individual may receive options under our 2002 Stock Option Plan for more than 80% of the total number of shares of our common stock authorized for issuance under our 2002 Stock Option Plan. Our 2002 Stock Option Plan also provides that each person who is a director of ours as of June 1 of each year and who is not an employee of ours shall automatically be granted an option to purchase 3,000 shares of our common stock, subject to such adjustment or modification as may be adopted by our board of directors. On October 14, 2004, our board of directors suspended indefinitely the annual grant of 3,000 options to each of our non-employee directors.

Amendment, Supplement, Suspension and Termination.   Our board of directors reserves the right at any time, and from time to time, to modify or amend our 2002 Stock Option Plan in any way, or to suspend or terminate it, provided, however, that such action shall not affect options granted under our 2002 Stock Option Plan prior to the actual date on which such action occurred.

Exercise Price and Terms.   The exercise price for options granted under our 2002 Stock Option Plan shall be equal to at least the fair market value of our common stock as of the date of the grant of the option, except that the option exercise price of incentive stock options granted to individuals owning shares our common stock possessing more than 10% of the total combined voting power of all classes of our equity securities must not be less than 110% of the fair market value as of the date of the grant of the option. Unless terminated earlier by the option’s terms, options granted under our 2002 Stock Option Plan will expire 10 years after the date they are granted, except that, with respect to incentive stock options granted to individuals owning shares of our common stock possessing more than 10% of the total combined voting power of all classes of our equity securities on the date of the grant, Section 422 of the Code requires that such options expire five years after the date they are granted.

Payment of Exercise Price.   Payment of the option price on exercise of incentive stock options and non-qualified stock options may be made in cash, with shares of our common stock, or a combination of both.

Termination of Service; Death; Non-Transferability.   All unexercised incentive stock options will terminate such number of days (not to exceed 90) as determined by the Compensation Committee after the date that either:

•       the optionee ceases to perform services for us; or

•       we deliver to or receive notice from the optionee of an intention to terminate his or her employment relationship, regardless of whether or not a different effective date of termination is provided in such notice;

provided, however, that this termination date shall not apply in the case of disability or death of the optionee (but in no event shall the option expire later than the expiration date).

A holder of an incentive stock option under our 2002 Stock Option Plan who ceases to be an employee because of a disability must exercise any vested but unexercised options within one year after he or she ceases to be an employee (but in no event later than the expiration date). The heirs or personal representative of a deceased employee who could have exercised an option while alive may exercise such option within one-year following the employee’s death (but in no event later than the expiration date). No option is transferable except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order.

1992 Stock Option Plan

Our 1992 Stock Option Plan was adopted by our board of directors and shareholders in January 1992. Our 1992 Stock Option Plan, which replaced our 1988 Stock Option Plan, is administered by the Compensation Committee. Options may no longer be issued under our 1992 Stock Option Plan.

Number of Options Outstanding.   As of May 31, 2007, options to purchase 1,636,454 shares of our common stock were outstanding under our 1992 Stock Option Plan.

Option Term.   Options issued under our 1992 Stock Option Plan have a maximum term of 10 years.

Termination of Service; Death.   Options issued under our 1992 Stock Option Plan terminate one year after the termination of employment by reason of death or disability and 90 days after any other termination of employment (but in no event shall the option expire later than the expiration date).

Nonstatutory Stock Option Plan for Non-Employee Directors

Our Nonstatutory Stock Option Plan for Non-Employee Directors was adopted by our board of directors and our shareholders in January 1992. Our Nonstatutory Stock Option Plan for Non-Employee

Directors is administered by our board of directors and was created to enhance our ability to attract, retain and motivate non-employee members of our board of directors and to provide additional incentives to non-employee members of our board of directors. Options may no longer be issued pursuant to our Nonstatutory Stock Option Plan for Non-Employee Directors.

Number of Options Outstanding.   As of May 31, 2007, options to purchase 95,240 shares of our common stock were outstanding under our Nonstatutory Stock Option Plan for Non-Employee Directors.

Option Term.   Options are exercisable in full from the grant date and terminate 30 days after the date the grantee ceases to be a member of our board of directors. Unless terminated earlier by the option’s terms, options granted under our Nonstatutory Stock Option Plan for Non-Employee Directors expire 10 years after the date of grant (but in no event shall the option expire later than the expiration date). Any options granted on or after June 1996, to the extent not exercised, terminate two years after the individual ceases to be a director (but in no event shall the option expire later than the expiration date).

The MRC Group, Inc. 1992 Stock Option Plan

We assumed administration responsibility for The MRC Group, Inc. 1992 Stock Option Plan in connection with our acquisition of MRC in December 1998. Pursuant to the acquisition agreement, each outstanding unexpired option to purchase shares of MRC common stock was converted into an option to purchase shares of our common stock at the conversion rate set forth in the acquisition agreement. Otherwise, the terms of The MRC Group, Inc. 1992 Stock Option Plan still govern the outstanding options granted under the plan. Options may no longer be issued pursuant to The MRC Group, Inc. 1992 Stock Option Plan.

Number of Options Outstanding.   As of May 31, 2007, options to purchase 14,586 shares of our common stock were issued and outstanding under The MRC Group, Inc. 1992 Stock Option Plan.

Option Terms.   Each option under The MRC Group, Inc. 1992 Stock Option Plan expires no later than 10 years from the date on which the option was granted.

Termination of Service; Death.   Options issued under The MRC Group, Inc. 1992 Stock Option Plan terminate one year after the termination of employment by reason of death or disability and 90 days after any other termination of employment; provided, however, if his or her employment relationship with us is terminated by us then the unexercised options will terminate not later than 30 days after the termination of employment of the optionee. In no event shall the option expire later than the expiration date.

Executive Deferred Compensation Plan

We established the MedQuist Inc. Executive Deferred Compensation Plan (EDCP) in 2001. The EDCP, which is administered by the Compensation Committee, allows certain members of management and highly compensated employees to defer a certain percentage of their income. Contributions may no longer be made to our EDCP. Under the EDCP, participants were able to defer compensation to an account in which proceeds would be available either during or after termination of employment. The Compensation Committee was permitted to match certain contributions made to a retirement distribution account with either shares of our common stock or cash. However, matching contributions were only made with cash. Participants were not entitled to receive matching contributions if they elected to make deferrals to an account in which proceeds would be available during employment. Participants were able to defer up to 15% of base salary (or such other maximum percentage as may be approved by the Compensation Committee) and 90% of bonus amounts (or such other maximum percentage as may be approved by the Compensation Committee). Distributions to a participant made pursuant to an account in which proceeds are available after termination of employment may be made to the participant upon the participant’s termination or attainment of age 65, as elected by the participant in his or her enrollment agreement.

Distributions to a participant made pursuant to an account in which proceeds are available during employment may be made at the election of the participant in their enrollment agreement, subject to certain exceptions. The balances in the EDCP are not funded but are segregated, and participants in the plan are our general creditors. All amounts deferred in the EDCP increase or decrease based on hypothetical investment results of the executive’s selected investment alternatives, but plan distributions are paid out of our funds rather than from a dedicated investment portfolio.

Board of Directors Deferred Compensation Plan

2003 and 2004 Compensation

Under the Board Deferred Stock Plan, each Independent Director was entitled to receive deferred compensation in the form of our common stock having a fair market value of $18,000 on the date of grant, which was the business day immediately preceding January 1 of each year. Common stock awarded under the Board Deferred Stock Plan is issued when a director leaves our board of directors, unless a director elected not to defer receipt under a particular grant. If an Independent Director had elected not to defer receipt of the award, the common stock would have been issued as of the date of grant and the director could have elected to receive up to $6,000 of the award in cash. An Independent Director choosing not to defer receipt of the award would have nevertheless been prohibited from selling the common stock issued pursuant to the Board Deferred Stock Plan until leaving our board of directors. Fair market value of a particular grant equals the closing price of our common stock on the date of grant. In 2003 and 2004, the fair market value of a share of Common Stock on the date of grant (December 31) under such plan was $16.06 and $14.80, respectively.

In addition to deferred compensation under the Board Deferred Stock Plan, our Independent Directors each received $54,000 as the cash portion of their compensation for a two year period (2003 and 2004) for their service on our board of directors. We also reimbursed our Independent Directors for all reasonable expenses incurred by them in connection with their service on our board of directors.

2005 Compensation

Commencing on January 1, 2005, our Independent Directors receive the following annual compensation:

•       deferred compensation in the form of common stock having a far market value of $50,000 on the date of grant; and

•       $25,000 in cash to cover all meetings, with committee chairs receiving an additional $2,000 in cash and the chair of the audit committee receiving and additional $5,000 in cash.

Our board of directors postponed the granting of the deferred compensation awards for 2005 and 2006 until such time as we become current in our periodic reporting obligations with the SEC. However, the cash component of the independent directors’ compensation was paid in 2005 and 2006.

401(k) Plan

We maintain a tax-qualified retirement plan named the MedQuist 401(k) Plan (401(k) Plan) that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Our 401(k) Plan allows eligible employees to contribute up to 25% of their annual eligible compensation on a pre-tax basis, subject to applicable Code limits. Elective deferral contributions are allocated to each participant’s account according to their investment selection(s). Employee elective deferrals are 100% vested at all times. We have historically matched, in cash, 50% of a participant’s elective deferral contributions, up to 5% of the participant’s total annual eligible compensation. Beginning in April 2007, matching contributions will be made based upon our operating results in the discretion of our executive officers. Matching contributions are 33% vested after one year of service, 67% vested after two years of service and 100% vested after three years of service. Our 401(k) Plan and its related trust are intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to our 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from our 401(k) Plan, and all contributions are deductible by us when made.

Employee Stock Purchase Plan

All full-time employees other than those who own 5% or more of our common stock are eligible to participate in our Employee Stock Purchase Plan. Our Employee Stock Purchase Plan provides that participants may authorize us to withhold up to 10% of their earnings (up to a maximum of $25,000) for the purchase of shares of our common stock. The purchase price of our common stock is determined by the Compensation Committee but shall not be less than 85% of the fair market value of our common stock on the date of purchase. Our board of directors indefinitely suspended participation in our Employee Stock Purchase Plan on June 15, 2004.

2007 Management Incentive Plan

Under our 2007 Management Incentive Plan, all management level employees with influence on our financial results have the opportunity to earn an annual bonus in the event that we and/or such employee attain pre-established bonus plan target objectives. For those eligible employees who commenced employment with us during the first six months of 2007, the bonus payment will be calculated on a pro rata basis. Management-level employees hired on or after July 1, 2007 are not eligible to participate in our 2007 Management Incentive Plan. Bonuses pursuant to our 2007 Management Incentive Plan will be paid in a lump sum amount in 2008.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors is currently composed John H. Underwood (Chair), N. John Simmons, Jr. and Richard H. Stowe. None of the members of the Compensation Committee has ever been an officer or employee of ours. None of our 2005 Named Executive Officers serves or has served as a member of the board of directors or compensation committee of any other company that had one or more executive officers serving as a member of our board of directors or the Compensation Committee.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

Principal Holders of Voting Securities

The following table sets forth information regarding the beneficial ownership of our common stock as of May 31, 2007, for:

•       each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•       each of our current directors and each additional person serving as a director as of December 31, 2005;

•       each of our 2005 Named Executive Officers; and

•       all of our current directors and current executive officers as a group.

The percentages of shares outstanding provided in the table below are based on 37,483,723 shares of common stock outstanding as of May 31, 2007. Beneficial ownership is determined in accordance with SEC rules and regulations and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table below has sole voting and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options that are exercisable within 60 days of May 31, 2007 are considered to be outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of our directors and executive officers is c/o MedQuist Inc., 1000 Bishops Gate Blvd., Suite 300, Mount Laurel, New Jersey, 08054.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares		Percentage of Class
Koninklijke Philips Electronics N.V. Rembrandt Tower Amstelplein 1 1096 HA Amsterdam, the Netherlands	26,085,086		69.6%
Newcastle Partners, L.P. 300 Crescent Court, Suite 1110 Dallas, Texas 75201	2,679,974(	1)	7.1%
Jan H.M. Hommen	26,085,086(	2)(3)	69.6%
Jouko Karvinen	26,085,086(	2)(4)	69.6%
Clement Revetti, Jr.	26,085,086(	2)	69.6%
Stephen H. Rusckowski	26,085,086(	2)	69.6%
Gregory M. Sebasky	26,085,086(	2)	69.6%
N. John Simmons, Jr.	—		—
Richard H. Stowe	31,644(	5)(6)	*
John H. Underwood	37,930(	7)(6)	*
Scott M. Weisenhoff	26,085,086(	2)	69.6%
Howard S. Hoffmann	—		—
Frank W. Lavelle	—(	8)	—
Kathleen E. Donovan	—		—
Michael F. Clark	27,200(	9)	*
Adele Barbato	—(	10)	—
Terry L. Cameron	—(	11)	—
John W. Quaintance	108,460(	12)(6)	*
All directors and executive officers as a group (14 persons)(9)(5)(7)(6)(13)	26,183,936		69.7%

                 * Less than 1%.

       (1) According to a Schedule 13D/A filed with the SEC on July 14, 2006: (i) Newcastle Partners, L.P. (NP) is a Texas limited partnership, the principal business of which is investing in securities; (ii) Newcastle Capital Management, L.P. (NCM) is a Texas limited partnership, the principal business of which is acting as the general partner of NP; (iii) Newcastle Capital Group, L.L.C. (NCG) is a Texas limited liability company, the principal business of which is acting as the general partner of NCM; (iv) Mark E. Schwarz (Schwarz) is an individual whose principal business is serving as the managing member of NCG and (v) by reason of such relationships, Schwartz, NDG and NCM may be deemed, pursuant to Rule 13d-3 of the Exchange Act, to be the beneficial owners of all shares of common stock held by NP.

       (2) Represents 26,085,086 shares of our common stock beneficially owned by Koninklijke Philips Electronics N.V. Each Philips Director has disclaimed beneficial ownership of such shares.

       (3) Mr. Hommen ceased being a director in July 2006. The information presented in the table represents the most current information we have for this individual.

       (4) Mr. Karvinen ceased being a director in October 2006. The information presented in the table represents the most current information we have for this individual.

       (5) Includes options to purchase 6,529 shares of our common stock held by Mr. Stowe that may be exercised within 60 days of May 31, 2007, options to purchase 15,000 shares of our common stock held by Monashee Associates LLC, an entity controlled by Mr. Stowe, and 4,903 shares of our common stock held pursuant to the Board Deferred Stock Plan.

       (6) On July 23, 2004, our board of directors affirmed our June 16, 2004 decision to indefinitely suspend the exercise of options under our stock option plans. Notwithstanding the foregoing, the post-termination option exercise period for unexercised stock options held by certain of our executive officers that are no longer employed by us was frozen, so that the post-termination exercise period for such persons will not begin to run until we become current in our reporting obligations under the Exchange Act.

       (7) Includes options to purchase 33,124 shares of our common stock held by Mr. Underwood that may be exercised within 60 days of May 31, 2007, 1,056 shares of our common stock indirectly owned in an Individual Retirement Account and 3,750 shares of our common stock held pursuant to the Board Deferred Stock Plan.

       (8) According to a Form 3 filed with the SEC on March 18, 2005. This is the most current information we have for this individual.

       (9) Includes options to purchase 27,200 shares of our common stock held by Mr. Clark that may be exercised within 60 days of May 31, 2007.

(10) According to a Form 3 filed with the SEC on April 19, 2005. This is the most current information we have for this individual.

(11) According to a Form 3 filed with the SEC on April 19, 2005. This is the most current information we have for this individual.

(12) Includes options to purchase 108,460 shares of our common stock held by Mr. Quaintance that may be exercised within 60 days of May 31, 2007. This is the most current information we have for this individual.

(13)   Includes our current directors (Messrs. Revetti, Rusckowski, Sebasky, Simmons, Stowe, Underwood and Weisenhoff) and our current executive officers (Ms. Donovan and Messrs. Hoffmann, Ivie, Bennett, Clark, Brennan and Sullivan). Includes options to purchase 2,000 shares of our common stock that may be exercised within 60 days of May 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2005, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (A)
Plans Approved by Shareholders	3,431,676	$28.18	1,649,260(	1)
Plans Not Approved by Shareholders	—	—	—
Total	3,431,676	$28.18	1,649,260

(1)          This amount represents 1,024,050 shares of our common stock available for future issuance pursuant to stock options available for grant under our 2002 Equity Incentive Plan, 18,626 shares of our common stock available for future issuance pursuant to outstanding stock awards under our Board Deferred Stock Plan and 606,584 shares of our common stock available for future issuance pursuant to our Employee Stock Purchase Plan.

For a description of the material features of our equity compensation plans, see Item 11, Executive Compensation, above.

Item 13.                 Certain Relationships and Related Transactions

Majority Shareholder

On July 6, 2000, Philips completed a tender offer in which Philips acquired approximately 60% of our outstanding common stock. Subsequent to the completion of that tender offer, Philips increased its ownership position and currently owns approximately 69.6% of our outstanding common stock.

Governance Agreement

Under the terms of the Governance Agreement, we agree to take any and all action necessary so that our board of directors consists of 11 persons, including:

•       two Management Directors;

•       six Philips Directors; and

•       three Independent Directors.

Notwithstanding the preceding, our board of directors has the discretionary authority under the Governance Agreement to increase or decrease the size of our board of directors, provided that:

•       there are at least two Management Directors and three Independent Directors; and

•       the relative percentage of Management Directors, Independent Directors and Philips Directors is maintained.

In addition, the number of directors that Philips is permitted to designate or nominate under the Governance Agreement, which is based upon Philips’ relative ownership of our equity securities having the right to vote generally in any election of our directors, is as follows:

Philips’ Beneficial Ownership of Our Voting Stock	Number of Philips Directors
More than 50%	6
36% - 50%	4
27% - 35%	3
18% - 26%	2
5% - 17%	1
Less than 5%	0

If at any time Philips has the right to designate fewer than six directors under the terms of the Governance Agreement, the Nominating Committee of our board of directors will nominate a number of additional Independent Directors as is necessary to constitute the entire board of directors.

Philips has the right to designate a replacement Philips Director upon the termination of a Philips Director’s term or upon a Philips Director’s death, resignation, retirement, disqualification or removal from office. Our Chief Executive Officer has the right to designate a replacement Management Director upon the termination of a Management Director’s term or upon a Management Director’s death, resignation, retirement, disqualification or removal from office.

Notwithstanding the preceding, the composition of our current board of directors is as follows:

•       three Independent Directors (Messrs. Simmons, Stowe and Underwood); and

•       four Philips Directors designated by Philips (Messrs. Revetti, Rusckowski, Sebasky and Weisenhoff).

The Governance Agreement also requires us to establish and maintain the following committees of our board of directors:

•       Nominating Committee consisting solely of two Independent Directors, one Philips Director and one Management Director which is responsible, among other things, for the nomination of the Independent Directors. We currently maintain a Nominating Committee composed of one Independent Director (Mr. Stowe) and one Philips Director (Mr. Rusckowski);

•       Compensation Committee consisting of two Independent directors and two Philips Directors which is responsible, among other things, for the adoption, amendment and administration of all of our employee benefit plans and arrangements and the compensation of all or our officers. We currently maintain a Compensation Committee composed of three Independent Directors (Messrs. Simmons, Stowe and Underwood); and

•       Supervisory Committee consisting of at least three Independent directors which is responsible, among other things, for the general oversight, administration, amendment and enforcement of the Governance Agreement and all other material agreements or arrangements between Philips and us. We currently maintain a Supervisory Committee composed of three Independent Directors (Messrs. Simmons, Stowe and Underwood).

The Governance Agreement will terminate on the first date that Philips is no longer the beneficial owner of at least 5% of our equity securities having the right to vote generally in any election of our directors. The provisions of the Governance Agreement relating to the establishment of committees of our board of directors will terminate on the first date that Philips is the beneficial owner of less than a majority of our equity securities having the right to vote generally in any election of our directors.

Management Personnel

On December 7, 2003, our board of directors appointed Stephen H. Rusckowski to serve as our interim President and Chief Executive Officer. Mr. Rusckowski served as our interim President and Chief Executive Officer until February 2004. From February 2004 until July 2004, Mr. Rusckowski served as our interim Chief Executive Officer. Mr. Rusckowski has continuously served as a member of our board of directors since February 2002 as a Philips Director. At the time of his appointment as our interim President and Chief Executive Officer, Mr. Rusckowski served as Executive Vice President of Philips Medical Systems and Chief Executive Officer of Philips Medical Systems’ Cardiac and Monitoring Systems business group. Mr. Rusckowski maintained his employment (and retained the duties of his positions) with these affiliates of Philips throughout his tenure as an executive officer of us and presently serves as Chief Executive Officer of Philips Medical Systems. We did not pay Mr. Rusckowski, or reimburse Philips, for Mr. Rusckowski’s service as our interim President and Chief Executive Officer.

On February 13, 2004, our board of directors appointed Gregory M. Sebasky to serve as our acting President, reporting to Mr. Rusckowski. At the time of his appointment as our acting President, Mr. Sebasky served as Senior Vice President of Operations of Cardiac and Monitoring Systems, Philips Electronics Corporation. Mr. Sebasky resigned as our acting President on March 8, 2005. On April 1, 2005, Mr. Sebasky was appointed to our board of directors as a Philips Director. Mr. Sebasky maintained his employment with Philips Medical Systems throughout his tenure as our acting President and currently serves as Senior Vice President and Chief Executive Officer of Global Customer Services for Philips Medical Systems. In lieu of paying Mr. Sebasky directly for his services, we paid Philips $500,000 and $150,000 for the services of Mr. Sebasky as our acting President during 2004 and 2005, respectively.

On July 30, 2004, our board of directors appointed Howard S. Hoffmann to serve as our Chief Executive Officer. On June 14, 2007, our board of directors appointed Mr. Hoffmann as our President. In connection with his appointment, we entered into a letter agreement with Nightingale, dated as of July 29, 2004 and amended as of December 16, 2004, September 25, 2006 and January 8, 2007, pursuant to which Nightingale assigns the services of Mr. Hoffmann to us to serve as our Chief Executive Officer. Mr. Hoffmann serves as the Managing Partner of Nightingale. Mr. Hoffmann continues to serve as our full time Chief Executive Officer pursuant to the terms of the agreement, which expired on June 30, 2007. We are currently negotiating the terms of an extension of this agreement. We currently pay to Nightingale the sum of $120,000 per month for Mr. Hoffmann’s service as our Chief Executive Officer. In addition, we reimburse Nightingale for any out-of-pocket expenses incurred by Mr. Hoffmann in the course of his service as our Chief Executive Officer. Examples of such out-of-pocket expenses include transportation, meals, lodging, telephone, specifically assignable secretarial and office assistance, and report production. Upon the completion of his service as our Chief Executive Officer, we will pay Nightingale $525 per hour for Mr. Hoffmann’s services as a consultant.

Nightingale may be entitled to a 2007 Performance Bonus of up to $480,000. The amount, if any, of the 2007 Performance Bonus that Nightingale is to receive will be based on the achievement of certain operational objectives that have been established by our board of directors and Nightingale.

In addition, Nightingale may be entitled to a 2006 Discretionary Bonus. Whether or not such payment will be made to Nightingale will be decided upon by a committee composed of the Non-Executive Chairman of our board of directors, the Chairman of the Audit Committee and the Chairman of the Compensation Committee. The committee will inform Nightingale of the amount, if any, of the 2006 Discretionary Bonus that is to be paid by the date that is 14 days following completion of the filing of our periodic filings covering the years 2003, 2004 and 2005 and the first three quarters of 2006 with the SEC.

Indemnification Agreements

On July 3, 2007, we entered into indemnification agreements with each of Richard H. Stowe and John H. Underwood. Each indemnification agreement is substantially similar to the indemnification agreement we entered into on July 15, 2005 with N. John Simmons, Jr. and provides, among other things, that to the extent permitted by New Jersey law, we will indemnify the director against all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in conjunction with any suit in which he is a party or otherwise involved as a result of his service as a member of our board of directors.

Our letter agreement with Nightingale also permits us to engage personnel employed by Nightingale in addition to Mr. Hoffmann to provide consulting services to us from time to time. Pursuant to this arrangement, we incurred the following costs (dollars in thousands):

Three months ended	For the years ended December 31,
March 31, 2007	2006	2005	2004
$251	$976	$765	$274

Licensing Agreement

In connection with Philips’ tender offer, we entered into the Licensing Agreement. The Licensing Agreement was subsequently amended by the parties as of January 1, 2002, February 23, 2003, August 10, 2003, September 1, 2004, December 30, 2005 and February 13, 2007.

Under the Licensing Agreement, we license from PSRS its SpeechMagic speech recognition and processing software, including any updated versions of the software developed by PSRS during the term of the License Agreement (Licensed Product), for use by us anywhere in the world. We pay a fee for use of the Licensed Product based upon a per line fee for each transcribed line of text processed through the Licensed Product.

Upon the expiration of its initial term on June 28, 2005, the Licensing Agreement was renewed for an additional five year term. PSRS may terminate the Licensing Agreement for cause immediately in the event that we:

•       default in any payment due to PSRS and the default continues for a period of 30 business days after written notice to us;

•       fail to perform any material obligation, duty or responsibility or are in default with any material term or condition of the Licensing Agreement and the default continues for a period of 30 business days after written notice to us; or

•       become insolvent or file for bankruptcy.

We may terminate the Licensing Agreement for cause immediately in the event that PSRS:

•       fails to perform any material obligation, duty or responsibility or is in default with any material term or condition of the Licensing Agreement and the default continues for a period of 30 business days after written notice to PSRS; or

•       becomes insolvent or files for bankruptcy.

Either PSRS or we may terminate the Licensing Agreement for any reason upon at least two years prior written notice to the other party.

We may purchase, license or use a product competing with the Licensed Product during the term of the Licensing Agreement provided we give PSRS at least three months prior written notice and the opportunity to submit to us a commercially and technologically competitive offer. We, however, have no obligation to accept such an offer. PSRS is not prohibited from granting a license for the Licensed Product or any similar products to any of our competitors that provide outsourced medical transcription services in North America.

In connection with the Licensing Agreement, we have a consulting arrangement with PSRS whereby PSRS assists us with the integration of its speech and transcription technologies. We incurred the following aggregate costs under the Licensing Agreement and this consulting arrangement (dollars in thousands):

Three months ended	For the years ended December 31,
March 31, 2007	2006	2005	2004	2003
$514	$2,393	$1,378	$435	$2,167

OEM Supply Agreement

We entered into an OEM Supply Agreement with PSRS on September 23, 2004 pursuant to which we obtained the exclusive right in North America to sell certain PSRS Products (as defined below) created and/or developed by PSRS to third parties, to service such PSRS Products and to incorporate such PSRS Products into our own products (OEM Supply Agreement). Under the OEM Supply Agreement, “PSRS Products” is defined as:

•       PSRS’ in-house solution for radiology products, together with all derivations and future versions thereof; and

•       all multi-user solutions PSRS develops that include the core functionality of front-end speech recognition software for the medical market in North America.

Upon the expiration of its initial term on June 30, 2007, the OEM Agreement was renewed for an additional three year term. PSRS may terminate the OEM Agreement:

•       in the event of material breach by us which is not cured after 30 days written notice;

•       if we assign the OEM Agreement without PSRS’ consent; or

•       if we undergo a change of control and the control changes to a third party doing business in the dictation market or in the speech recognition market.

We may terminate the OEM Supply Agreement in the event of material breach by PSRS that is not cured after 30 days written notice.

PSRS may elect to convert the exclusive license under the OEM Supply Agreement to a non-exclusive license if we fail to meet the sales forecasts and commitments with respect to software purchases and payments set forth in the OEM Supply Agreement during its initial term. To exercise this right, PSRS must pay us a fixed amount for each month remaining in the initial term after the date exclusivity is terminated. In 2004, we made a payment to PSRS with respect to software purchases and payments under the OEM Supply Agreement in an amount equal to the sales forecast and commitment set forth in the OEM Supply Agreement for such year. We did not meet the sales forecast and commitment set forth in the OEM Supply Agreement for 2005 or 2006.

If PSRS decides to discontinue all business relating to the PSRS Products in North America, PSRS has the right to terminate the OEM Supply Agreement by giving us six months prior written notice, in which case PSRS agrees to negotiate in good faith with us the terms and conditions under which it will provide training and access to source code of the PSRS Products to the extent reasonably necessary for us to continue development and to support the installed base of PSRS Products in North America.

In consideration of PSRS’ development, maintenance and support for the first version of the PSRS Products, we paid PSRS a development fee in 2004. In addition, we pay monthly license fees to PSRS, subject to certain reductions based upon the level of purchases of PSRS Products by us under the OEM Supply Agreement relative to annual forecasted amounts.

Under the OEM Supply Agreement, we are required to use reasonable commercial efforts to sell end users a software maintenance agreement. The software maintenance agreement provides that the customer will obtain certain product releases and technical support directly from PSRS or from PSRS through us. We pay a fee to PSRS for each software maintenance agreement contract sold by us.

In connection with the OEM Supply Agreement, we incurred the following costs (dollars in thousands):

Three months ended	For the years ended December 31,
March 31, 2007	2006	2005	2004	2003
$166	$1,428	$1,521	$1,851	$—

Equipment Sales

We purchase dictation related equipment from Philips. We incurred the following costs for such equipment (dollars in thousands):

Three months ended	For the years ended December 31,
March 31, 2007	2006	2005	2004	2003
$171	$878	$1,238	$720	$1,061

Insurance Coverage through Philips

We obtain all of our business insurance coverage (other than workers’ compensation) through Philips. We incurred the following costs for business insurance coverage (dollars in thousands):

Three months ended	For the years ended December 31,
March 31, 2007	2006	2005	2004	2003
$215	$891	$957	$696	$522

Marketing Activities

In 2005, 2004 and 2003, we reimbursed Philips approximately $98,000, $88,000 and $7,000, respectively, for certain marketing costs, including costs incurred in connection with the payment by Philips for our exhibit space at certain conventions and trade shows.

Purchasing Agreements

We enter into annual letter agreements with Philips Electronics North America Corporation (PENAC), an affiliate of Philips, to purchase products and services from certain suppliers under the terms of the prevailing agreements between such suppliers and PENAC (Philips Supply Agreements). We incurred the following service fees for use of the Philips Supply Agreements (dollars in thousands):

Three months ended	For the years ended December 31,
March 31, 2007	2006	2005	2004	2003
$—	$30	$54	$50	$65

Purchases of Products and Implementation Services

From time to time Philips purchases certain products and implementation services from us. We have recorded net revenues from Philips in the following amounts pursuant to this arrangement (dollars in thousands):

Three months ended	For the years ended December 31,
March 31, 2007	2006	2005	2004	2003
$—	$26	$754	$650	$523

Item 14.                 Principal Accountant Fees and Services

The Audit Committee of our board of directors is responsible for the appointment, compensation, oversight and replacement, if necessary, of our independent registered public accounting firm. In accordance with the charter of the Audit Committee, the Audit Committee must approve, in advance of the service, all audit, internal control-related and permissible non-audit services provided by our independent registered public accounting firm, subject to a de minimis exception for non-audit services. In its review of non-audit service fees, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm. Our independent registered public accounting firm may not be retained to perform any of the non-audit services specified in Section 10A(g) of the Exchange Act.

All services provided by KPMG LLP, our independent registered accounting firm, for the years ended December 31, 2005, 2004 and 2003 were preapproved by the Audit Committee.

Fees Paid to the Principal Accountant—2005, 2004, 2003

The following table sets forth approximate aggregate fees billed to us for the years ended December 31, 2005, 2004 and 2003 by KPMG LLP (dollars in thousands):

Fees	2005	2004	2003
Audit Fees(1)	$1,014	$175	$386
Audit-Related Fees(2)	—	756	—
Tax Fees(3)	240	240	276
All Other Fees	—	—	—
Total Fees	$1,254	$1,171	$662

(1)          Audit Fees—represents (2005 only) aggregate fees paid or accrued for the audit of management’s assessment of, and the effective operation of, our internal control over financial reporting as required by Section 404, the audit of our annual financial statements and review of our interim financial statements, and fees for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)          Audit-Related Fees—represents aggregate fees paid or accrued for services rendered in connection with the independent review of alleged improper billing practices.

(3)          Tax Fees—represents fees for all professional services rendered by our independent registered public accounting firm’s tax professionals, except those related to the audit of our financial statements, including tax compliance, tax advice and tax planning.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)   Financial Statements.   The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page F-1.

(2)   Financial Statement Schedules.   All financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.

(3)   Exhibits.   See (b) below.

(b) Exhibits:

No.	Description
3.1	Certificate of Incorporation of MedQuist Inc. (as amended)
3.2	By-Laws of MedQuist Inc. (as amended)
4.1	Specimen Stock Certificate
10.1*	The MRC Group, Inc. Amended and Restated 1992 Stock Option Plan
10.2*	1992 Stock Option Plan of MedQuist Inc., as amended
10.3*	Nonstatutory Stock Option Plan for Non-Employee Directors of MedQuist Inc.
10.4*	MedQuist Inc. 2002 Stock Option Plan
10.5*	Form of Award Agreement under the MedQuist Inc. 2002 Stock Option Plan
10.6*	1996 Employee Stock Purchase Plan
10.7*	MedQuist Inc. Executive Deferred Compensation Plan
10.8*	Separation Agreement, dated as of December 10, 2004, between MedQuist Inc. and John W. Quaintance
10.9*	Separation Agreement, dated as of December 20, 2004, between MedQuist Inc. and Ethan Cohen
10.10*	Separation Agreement, dated as of October 24, 2005, between MedQuist Inc. and Terry Cameron
10.11*	Separation Agreement, dated as of October 27, 2005, between MedQuist Inc. and James Weiland
10.12*	Employment Agreement, dated as of February 9, 2005, between MedQuist Inc. and Adele Barbato
10.13*	Separation Agreement and General Release dated June 28, 2007 by and between MedQuist Inc. and Frank Lavelle
10.14*	Separation Agreement and General Release dated June 28, 2007 by and between MedQuist Inc. and Linda Reino
10.15*	Relocation Letter Agreement, dated as of April 26, 2006, between MedQuist Inc. and Adele T. Barbato
10.16*	Employment Agreement, dated as of February 24, 2005, between MedQuist Inc. and Frank Lavelle
10.16.1*	Amendment to Employment Agreement, dated as of February 16, 2007, between MedQuist Inc. and Frank Lavelle
10.17*	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Michael Clark
10.18*	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Mark Sullivan
10.19*	Employment Agreement, dated as of May 27, 2005, between MedQuist Inc. and Mark Ivie
10.20*	Employment Agreement, dated as of June 2, 2005, between MedQuist Inc. and Kathleen Donovan
10.21*	Employment Agreement, dated as of October 26, 2005, between MedQuist Inc. and R. Scott Bennett

10.22*	Employment Agreement, dated as of August 10, 2006, between MedQuist Inc. and Linda Reino
10.23*	Letter Agreement, dated as of November 10, 2006, by and between MedQuist Inc. and James Brennan
10.24*	Engagement Letter, dated as of July 30, 2004, between MedQuist Inc. and Nightingale & Associates, LLC
10.24.1*	Amendment to Engagement Letter, dated as of January 7, 2005, between MedQuist Inc. and Nightingale & Associates, LLC
10.24.2*	Amendment to Engagement Letter, dated as of September 25, 2006 between MedQuist Inc. and Nightingale & Associates, LLC
10.24.3*	Amendment to Engagement Letter, dated as of January 8, 2007, between MedQuist Inc. and Nightingale & Associates, LLC
10.25	Governance Agreement, dated as of May 22, 2000, between MedQuist Inc. and Koninklijke Philips Electronics N.V.
10.26	Licensing Agreement, dated as of May 22, 2000, between MedQuist Inc. and Philips Speech Processing GmbH
10.26.1	Amendment No. 1 to Licensing Agreement, dated as of January 1, 2002, between MedQuist Inc. and Philips Speech Processing GmbH
10.26.2#	Amendment No. 2 to Licensing Agreement, dated as of December 10, 2002, between MedQuist Inc. and Philips Speech Processing GmbH
10.26.3#	Amendment No. 3 to Licensing Agreement, dated as of August 10, 2003, between MedQuist Inc. and Philips Speech Processing GmbH
10.26.4#	Amendment No. 4 to Licensing Agreement, dated as of September 1, 2004, between MedQuist Inc. and Philips Speech Processing GmbH
10.26.5#	Amendment No. 5 to Licensing Agreement, dated as of December 30, 2005, between MedQuist Transcriptions, Ltd. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH
10.26.6#	Amendment No. 6 to Licensing Agreement, dated as of February 13, 2007, between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH
10.27#	OEM Supply Agreement, dated as of September 23, 2004, between MedQuist Inc. and Philips Speech Processing GmbH
10.28*	Indemnification Agreement, dated as of July 15, 2005, between MedQuist Inc. and John Simmons
10.29	Norcross, Georgia Office Lease Agreement dated as of September 6, 2002
10.30	Mt. Laurel, New Jersey Office Lease Agreement dated as of June 17, 2003
10.31	First Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of August 26, 2003
10.32	Second Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003
10.33	Third Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003

10.34	Confirmation of Lease Term regarding Mt. Laurel, New Jersey Office Lease dated as of August 10, 2006
10.35	Marietta, Georgia Office Lease Agreement dated as of September 6, 2002
10.36	First Amendment to Marietta, Georgia Office Lease Agreement dated March 24, 2006
10.37

Memorandum of Understanding dated March 23, 2007 by and among (i) MedQuist, Inc., Brian J. Kearns, David A. Cohen, John A. Donohoe, Ethan Cohen, John W. Quaintance, and Ronald F. Scarpone, and (ii) Greater Pennsylvania Carpenters Pension Fund

10.38*	MedQuist Inc. Board of Directors Deferred Compensation Plan
10.39*	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and John H. Underwood
10.40*	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and Richard H. Stowe
18.1	Preferability Letter from KPMG LLP
21	Subsidiaries of MedQuist Inc.
23	Consent of KPMG LLP
24	Power of Attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Management contract or compensatory plan or arrangement.

#                 Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

(c) Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDQUIST INC.
By:	/s/ HOWARD S. HOFFMANN
Howard S. Hoffmann
Chief Executive Officer and President
Date: July 5, 2007

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person, in so signing also makes, constitutes, and appoints Howard S. Hoffmann and Kathleen E. Donovan, and each of them acting alone, as his or her true and lawful attorneys-in-fact, with full power of substitution, in his or her name, place, and stead, to execute and cause to be filed with the SEC any or all amendments to this report.

Signature	Capacity	Date
/s/ HOWARD S. HOFFMANN	Chief Executive Officer and President	July 5, 2007
Howard S. Hoffmann	(Principal Executive Officer)
/s/ KATHLEEN E. DONOVAN	Senior Vice President and Chief Financial	July 5, 2007
Kathleen E. Donovan	Officer (Principal Financial Officer)
/s/ JAMES BRENNAN	Principal Accounting Officer, Controller and	July 5, 2007
James Brennan	Vice President
/s/ STEPHEN H. RUSCKOWSKI	Non-Executive Chairman of the Board of	July 5, 2007
Stephen H. Rusckowski	Directors
/s/ CLEMENT REVETTI, JR.	Director	July 5, 2007
Clement Revetti, Jr.
/s/ GREGORY M. SEBASKY	Director	July 5, 2007
Gregory M. Sebasky
/s/ N. JOHN SIMMONS, JR.	Director	July 5, 2007
N. John Simmons, Jr.
/s/ RICHARD H. STOWE	Director	July 5, 2007
Richard H. Stowe
/s/ JOHN H. UNDERWOOD	Director	July 5, 2007
John H. Underwood
/s/ SCOTT M. WEISENHOFF	Director	July 5, 2007
Scott M. Weisenhoff

EXHIBIT INDEX

No.	Description
3.1	Certificate of Incorporation of MedQuist Inc. (as amended)
3.2	By-Laws of MedQuist Inc. (as amended)
4.1	Specimen Stock Certificate
10.1*	The MRC Group, Inc. Amended and Restated 1992 Stock Option Plan
10.2*	1992 Stock Option Plan of MedQuist Inc., as amended
10.3*	Nonstatutory Stock Option Plan for Non-Employee Directors of MedQuist Inc.
10.4*	MedQuist Inc. 2002 Stock Option Plan
10.5*	Form of Award Agreement under the MedQuist Inc. 2002 Stock Option Plan
10.6*	1996 Employee Stock Purchase Plan
10.7*	MedQuist Inc. Executive Deferred Compensation Plan
10.8*	Separation Agreement, dated as of December 10, 2004, between MedQuist Inc. and John W. Quaintance
10.9*	Separation Agreement, dated as of December 20, 2004, between MedQuist Inc. and Ethan Cohen
10.10*	Separation Agreement, dated as of October 24, 2005, between MedQuist Inc. and Terry Cameron
10.11*	Separation Agreement, dated as of October 27, 2005, between MedQuist Inc. and James Weiland
10.12*	Employment Agreement, dated as of February 9, 2005, between MedQuist Inc. and Adele Barbato
10.13*	Separation Agreement and General Release dated June 28, 2007 by and between MedQuist Inc. and Frank Lavelle
10.14*	Separation Agreement and General Release dated June 28, 2007 by and between MedQuist Inc. and Linda Reino
10.15*	Relocation Letter Agreement, dated as of April 26, 2006, between MedQuist Inc. and Adele T. Barbato
10.16*	Employment Agreement, dated as of February 24, 2005, between MedQuist Inc. and Frank Lavelle
10.16.1*	Amendment to Employment Agreement, dated as of February 16, 2007, between MedQuist Inc. and Frank Lavelle
10.17*	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Michael Clark
10.18*	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Mark Sullivan
10.19*	Employment Agreement, dated as of May 27, 2005, between MedQuist Inc. and Mark Ivie
10.20*	Employment Agreement, dated as of June 2, 2005, between MedQuist Inc. and Kathleen Donovan
10.21*	Employment Agreement, dated as of October 26, 2005, between MedQuist Inc. and R. Scott Bennett
10.22*	Employment Agreement, dated as of August 10, 2006, between MedQuist Inc. and Linda Reino

10.23*	Letter Agreement, dated as of November 10, 2006, by and between MedQuist Inc. and James Brennan
10.24*	Engagement Letter, dated as of July 30, 2004, between MedQuist Inc. and Nightingale & Associates, LLC
10.24.1*	Amendment to Engagement Letter, dated as of January 7, 2005, between MedQuist Inc. and Nightingale & Associates, LLC
10.24.2*	Amendment to Engagement Letter, dated as of September 25, 2006 between MedQuist Inc. and Nightingale & Associates, LLC
10.24.3*	Amendment to Engagement Letter, dated as of January 8, 2007, between MedQuist Inc. and Nightingale & Associates, LLC
10.25	Governance Agreement, dated as of May 22, 2000, between MedQuist Inc. and Koninklijke Philips Electronics N.V.
10.26	Licensing Agreement, dated as of May 22, 2000, between MedQuist Inc. and Philips Speech Processing GmbH
10.26.1	Amendment No. 1 to Licensing Agreement, dated as of January 1, 2002, between MedQuist Inc. and Philips Speech Processing GmbH
10.26.2#	Amendment No. 2 to Licensing Agreement, dated as of December 10, 2002, between MedQuist Inc. and Philips Speech Processing GmbH
10.26.3#	Amendment No. 3 to Licensing Agreement, dated as of August 10, 2003, between MedQuist Inc. and Philips Speech Processing GmbH
10.26.4#	Amendment No. 4 to Licensing Agreement, dated as of September 1, 2004, between MedQuist Inc. and Philips Speech Processing GmbH
10.26.5#	Amendment No. 5 to Licensing Agreement, dated as of December 30, 2005, between MedQuist Transcriptions, Ltd. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH
10.26.6#	Amendment No. 6 to Licensing Agreement, dated as of February 13, 2007, between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH
10.27#	OEM Supply Agreement, dated as of September 23, 2004, between MedQuist Inc. and Philips Speech Processing GmbH
10.28*	Indemnification Agreement, dated as of July 15, 2005, between MedQuist Inc. and John Simmons
10.29	Norcross, Georgia Office Lease Agreement dated as of September 6, 2002
10.30	Mt. Laurel, New Jersey Office Lease Agreement dated as of June 17, 2003
10.31	First Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of August 26, 2003
10.32	Second Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003
10.33	Third Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003
10.34	Confirmation of Lease Term regarding Mt. Laurel, New Jersey Office Lease dated as of August 10, 2006

10.35	Marietta, Georgia Office Lease Agreement dated as of September 6, 2002
10.36	First Amendment to Marietta, Georgia Office Lease Agreement dated March 24, 2006
10.37

Memorandum of Understanding dated March 23, 2007 by and among (i) MedQuist, Inc., Brian J. Kearns, David A. Cohen, John A. Donohoe, Ethan Cohen, John W. Quaintance, and Ronald F. Scarpone, and (ii) Greater Pennsylvania Carpenters Pension Fund

10.38*	MedQuist Inc. Board of Directors Deferred Compensation Plan
10.39*	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and John H. Underwood
10.40*	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and Richard H. Stowe
18.1	Preferability Letter from KPMG LLP
21	Subsidiaries of MedQuist Inc.
23	Consent of KPMG LLP
24	Power of Attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Management contract or compensatory plan or arrangement.

#                 Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders’
MedQuist Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting as of December 31, 2005 (Item 9A(c)), that MedQuist Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MedQuist Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

Entity Level Controls

•                    The Company did not have adequate policies and procedures regarding communications throughout its organization with respect to matters affecting its financial reporting. Specifically, management’s process of providing and disseminating the Company’s policies and procedures to the Company’s employees did not ensure their effective communication and adoption. This led to a lack of awareness, understanding and consistent application of the Company’s policies and procedures in the performance of assigned responsibilities.

•                    The Company did not maintain a sufficient complement of accounting and finance personnel that were adequately trained and that possessed the appropriate level of knowledge in generally accepted accounting principles (GAAP) to properly account for complex accounting transactions. Specifically, the Company did not have personnel possessing sufficient technical expertise related to accounting for revenue recognition activities.

•                    The Company did not have sufficient processes, controls and management oversight to ensure that its books and records were appropriately maintained and that complex accounting transactions were effectively researched and recorded in accordance with GAAP. There was a lack of appropriate processes and controls within the financial close process, inconsistent preparation and review of journal entries as well as inadequate training and expertise within the accounting and finance organization.

These material weaknesses resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected. These material weaknesses also contributed to the other material weaknesses identified below.

Revenue Recognition

•                    The Company did not have a formal process to ensure that all non-DocQment™ Enterprise Platform (DEP) contract terms were accurately entered and maintained in the systems. This material weakness resulted in errors in calculating the proper amount of revenue to be recognized in the Company’s 2005 consolidated financial statements.

•                    The Company did not have adequate policies and procedures to ensure the proper recognition of post-contract customer support (PCS) and related hardware, software and implementation services in accordance with GAAP. In addition, individuals responsible for recording revenues in the Company’s consolidated financial statements did not fully comprehend criteria for revenue recognition. This material weakness resulted in errors in calculating the proper amount of revenues to defer in the Company’s 2005 consolidated financial statements.

These material weaknesses resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

Property and Equipment

•                    The Company did not maintain adequate policies and procedures to ensure that the Company’s employees accurately accounted for property and equipment. Specifically, the Company did not have a formal process in place to ensure that the disposal or transfer of its property and equipment was properly recorded in its general ledger.

This material weakness resulted in errors in calculating the proper amount of property and equipment to be capitalized in the Company’s 2005 consolidated financial statements. This material weakness resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

Information Technology

•                    The Company did not maintain adequate policies and procedures related to its information technology change management and access controls process in connection with its non-DEP medical transcription platforms.

This material weakness resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MedQuist Inc. and subsidiaries as of December 31, 2005, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and other comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated July 5, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that MedQuist Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, MedQuist Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Philadelphia, Pennsylvania
July 5, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders’ MedQuist Inc.:

We have audited the accompanying consolidated balance sheets of MedQuist Inc. and subsidiaries as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedQuist Inc. and subsidiaries as of December 31, 2005, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MedQuist Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 5, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

July 5, 2007

MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003
Net revenues	$353,005	$451,894	$484,762
Operating costs and expenses:
Cost of revenues	315,399	336,232	348,428
Selling, general and administrative	54,558	46,436	43,738
Research and development	9,784	10,539	10,228
Depreciation	17,099	18,521	18,658
Amortization of intangible assets	8,193	8,888	9,754
Cost of investigation and legal proceedings	34,127	10,253	—
Shareholder securities litigation settlement	7,750	—	—
Impairment charges	148	15,078	—
Restructuring charges (credits)	3,257	—	(277)
Total operating costs and expenses	450,315	445,947	430,529
Operating (loss) income	(97,310)	5,947	54,233
Equity in income (loss) of affiliated company	500	188	(513)
Interest income, net	5,940	1,840	1,073
(Loss) income before income taxes	(90,870)	7,975	54,793
Income tax provision	20,762	4,233	19,226
Net (loss) income	$(111,632)	$3,742	$35,567
Net (loss) income per share:
Basic	$(2.98)	$0.10	$0.96
Diluted	$(2.98)	$0.10	$0.94
Weighted average shares outstanding:
Basic	37,484	37,451	37,172
Diluted	37,484	37,636	37,715

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	As of December 31,
	2005	2004	2003
Assets
Current assets:
Cash and cash equivalents	$178,271	$196,219	$162,420
Accounts receivable, net	71,761	77,119	78,815
Income tax receivable	21,708	5,682	2,704
Deferred income taxes	2,385	12,589	11,267
Other current assets	9,973	11,111	8,288
Total current assets	284,098	302,720	263,494
Property and equipment, net	23,961	33,197	35,614
Goodwill	123,849	124,826	139,042
Other intangible assets, net	51,278	58,927	68,191
Deferred income taxes	2,756	13,915	12,689
Other assets	7,249	7,349	7,438
Total assets	$493,191	$540,934	$526,468
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,046	$12,395	$13,461
Accrued expenses	37,401	18,372	12,476
Accrued compensation	21,073	20,542	19,821
Customer accommodation and quantification	46,878	9,702	8,771
Deferred revenue	18,039	21,777	21,108
Total current liabilities	133,437	82,788	75,637
Deferred income taxes	15,482	—	—
Other non-current liabilities	3,052	4,196	3,339
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock—no par value; authorized 60,000 shares; 37,484, 37,484 and 37,259 shares issued and outstanding, respectively	232,963	232,926	231,368
Retained earnings	104,635	216,267	212,525
Deferred compensation	332	332	278
Accumulated other comprehensive income	3,290	4,425	3,321
Total shareholders’ equity	341,220	453,950	447,492
Total liabilities and shareholders’ equity	$493,191	$540,934	$526,468

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2005	2004	2003
Operating activities:
Net (loss) income	$(111,632)	$3,742	$35,567
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	25,292	27,409	28,412
Gain on disposal of property	—	—	(814)
Equity in (income) loss of affiliated company	(500)	(188)	513
Write-off and impairment of intangible assets	148	15,078	—
Deferred income tax (benefit) provision	36,655	(2,203)	1,005
Stock option expense	37	209	159
Stock based compensation—Board Members	—	54	54
Tax benefit from exercise of employee stock options	—	319	670
Provision for doubtful accounts	8,111	5,992	5,737
Asset writeoff charges	4,096	99	51
Changes in operating assets and liabilities excluding effects of acquisitions:
Accounts receivable	(2,749)	(4,253)	2,149
Income tax receivable	(15,981)	(1,824)	(2,705)
Other current assets	1,132	(3,041)	(43)
Other non-current assets	600	277	(663)
Accounts payable	(2,583)	(2,005)	1,656
Accrued expenses	16,799	5,327	(2,052)
Accrued compensation	527	30	2,600
Customer accommodation and quantification	37,176	931	2,142
Deferred revenue	(3,737)	1,140	2,184
Other non-current liabilities	(1,142)	409	1,209
Net cash (used in) provided by operating activities	(7,751)	47,502	77,831
Investing activities:
Purchase of property and equipment	(9,535)	(14,754)	(16,892)
Capitalized software	(638)	(22)	(547)
Proceeds from sale of property	—	—	814
Acquisitions, net of cash acquired	—	—	(3,568)
Net cash used in investing activities	(10,173)	(14,776)	(20,193)
Financing activities:
Repayment of debt	(25)	(29)	(30)
Proceeds from issuance of stock	—	216	459
Proceeds from exercise of stock options	—	814	931
Net cash (used in) provided by financing activities	(25)	1,001	1,360
Effect of exchange rate changes	1	72	30
Net (decrease) increase in cash and cash equivalents	(17,948)	33,799	59,028
Cash and cash equivalents—beginning of year	196,219	162,420	103,392
Cash and cash equivalents—end of year	$178,271	$196,219	$162,420
Supplemental cash flow information:
Cash paid for:
Interest	$—	$3	$5
Income taxes	$162	$9,609	$20,883

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income
Years ended December 31, 2005, 2004 and 2003
(In thousands)

					Accumulated
					Other	Total
	Common Stock		Retained	Deferred	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Compensation	Income (Loss)	Equity
Balance, December 31, 2002 as reported	37,091	$229,149	$181,216	$—	$596	$410,961
Adjustments	—	—	(4,258)	224	—	(4,034)
Balance, December 31, 2002 as restated (Note 5)	37,091	229,149	176,958	224	596	406,927
Comprehensive income:
Net income	—	—	35,567	—	—	35,567
Foreign currency translation adjustments	—	—	—	—	2,725	2,725
Total comprehensive income						38,292
Exercise of stock options, including tax benefit of $670	143	1,601	—	—	—	1,601
Employee stock compensation	—	159	—	—	—	159
Deferred compensation—stock grants	—	—	—	54	—	54
Issuance of common stock	25	459	—	—	—	459
Balance, December 31, 2003	37,259	231,368	212,525	278	3,321	447,492
Comprehensive income:
Net income	—	—	3,742	—	—	3,742
Foreign currency translation adjustments	—	—	—	—	1,104	1,104
Total comprehensive income						4,846
Exercise of stock options, including tax benefit of $319	210	1,133	—	—	—	1,133
Employee stock compensation		209	—	—	—	209
Deferred compensation—stock grants	—	—	—	54	—	54
Issuance of common stock	15	216	—	—	—	216
Balance, December 31, 2004	37,484	232,926	216,267	332	4,425	453,950
Comprehensive loss:
Net loss	—	—	(111,632)	—	—	(111,632)
Foreign currency translation adjustments	—	—	—	—	(1,135)	(1,135)
Total comprehensive loss						(112,767)
Employee stock compensation	—	37	—	—	—	37
Balance, December 31, 2005	37,484	$232,963	$104,635	$332	$3,290	$341,220

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

1.   Description of Business

We are a provider of medical transcription technology and services, which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in marketing and product development.

2.   Introductory Note

It has been over three years since our last periodic report which was a Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission (SEC) on November 12, 2003. A summary of significant events that have occurred since that time is listed below.

In November 2003, one of our employees raised allegations that we had engaged in improper billing practices. In response, our board of directors undertook an independent review of these allegations and engaged the law firm of Debevoise and Plimpton LLP, who in turn retained PricewaterhouseCoopers LLP, to assist in the review (Review). On March 16, 2004, we announced that we had delayed the filing of our 2003 annual report on Form 10-K pending completion of the Review. Subsequently, on March 25, 2004, we filed a Form 8-K detailing our determination that the Review would not be completed by the March 30, 2004 filing deadline for our 2003 Form 10-K. As a result of our noncompliance with the SEC’s periodic disclosure requirements, our common stock was delisted from the NASDAQ National Market on June 16, 2004.

On July 30, 2004, we issued a press release entitled “MedQuist Announces Key Findings Of Independent Review Of Client Billing,” which announced certain findings in the Review regarding our billing practices (July 2004 Press Release). The Review found, among other things, that with respect to our medical transcription services contracts that called for billing based on the “AAMT line” billing unit of measure, we used ratios and formulae to help calculate the number of AAMT transcription lines for which our customers (AAMT Customers) were billed rather than counting each of the relevant characters to determine a billable line as provided for in the contracts.  With respect to these contracts, our use of ratios and formulae to arrive at AAMT line counts was generally not disclosed to our AAMT Customers.

The AAMT line unit of measure was developed in 1993 by three medical transcription industry groups, including the American Association for Medical Transcription (AAMT), in an attempt to standardize industry billing practices for medical transcription services. Following the development of the AAMT line unit of measure, customers increasingly began to request AAMT line billing. Accordingly, we, along with other vendors in the medical transcription industry, began to incorporate the AAMT line unit of measure into certain customer contracts. The AAMT line definition provides that a “line” consists of 65 characters and defined the term “character” to include such things as macros and function keys as well as other information necessary for the final appearance and content of a document. However, these definitions turned out to be inherently ambiguous and difficult to apply in practice. As a result, the AAMT line was applied inconsistently throughout the medical transcription industry. In fact, no single set of

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

AAMT characters was ever defined or agreed upon for this unit of measure, and it was eventually renounced by the groups responsible for its development.

The Review concluded that our rationale for using ratios and formulae to determine the number of AAMT transcription lines for billing was premised on a good faith attempt to adopt a consistent and commercially reasonable billing method given the lack of common standards in the industry and ambiguities inherent in the AAMT line definition. The Review concluded that the use of ratios and formulae within the medical transcription platform setups may have resulted in over billing and under billing of some customers. In addition, in some instances, customers’ ratios and formulae were adjusted without disclosure to the AAMT Customers. However, the Review found no evidence that the amounts we billed AAMT Customers were, in general, commercially unfair or inconsistent with what competitors would have charged. Moreover, it was noted in the Review that we have been able to attract and retain customers in a competitive market.

Following the issuance of the July 2004 Press Release, we began an extensive review of our historical AAMT line billing (Management’s Billing Assessment) and in August 2004 informed our current and former customers that we would be contacting them to discuss how they might have been impacted. In response, several former and current customers, including some of our largest customers, contacted us requesting, among other things, (i) an explanation of the billing methods employed by us for the customer’s account; (ii) an individualized review of the customer’s past billings, and/or (iii) a meeting with a member of our management team to discuss the July 2004 Press Release as it pertained to the customer’s particular account. Some customers demanded an immediate refund or credit to their account; others threatened to withhold payment on invoices and/or take their business elsewhere unless we timely responded to their information and/or audit requests.

In response to our customers’ concern over the July 2004 Press Release, we made the decision to take action to try to avoid litigation and preserve and solidify our customer business relationships by offering a financial accommodation to our AAMT Customers. See Note 4.

Disclosure of the findings of the Review, along with the delisting of our common stock, precipitated a number of governmental investigations and civil lawsuits. See Note 14.

On November 2, 2004, we filed a Form 8-K disclosing our board of directors’ conclusion that our previously issued consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2002, our Forms 10-Q filed during 2002 and 2003, and all earnings releases and similar communications related to such periods, should no longer be relied upon.

3.   Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of MedQuist Inc. and its subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

Use of Estimates and Assumptions in the Preparation of Consolidated Financial Statements

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, valuation of long-lived and intangible assets and goodwill, valuation allowances for receivables, inventories and deferred income taxes, revenue recognition, and commitments and contingencies. Actual results could differ from those estimates.

Revenue Recognition

We follow revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, as amended by SAB 104. The majority of our revenues are derived from providing medical transcription services. Revenues for medical transcription services and medical records coding are recognized when the services are rendered. These services are based on contracted rates. The remainder of our revenues are derived from the sale and implementation of voice-capture and document management products including software, hardware and implementation, training and maintenance service related to these products.

We recognize software and software-related revenues pursuant to the requirements of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2 Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts, Emerging Issues Task Force (EITF) 00-03 Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, EITF 03-05 Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software and other authoritative accounting guidance.

We recognize software-related revenues using the residual method when vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more delivered elements. We allocate revenues to each undelivered element based on its respective fair value determined by the price charged when that element is sold separately or, for elements not yet sold separately, the price established by management if it is probable that the price will not change before the element is sold separately. We defer revenues for the undelivered elements and recognize the residual amount of the arrangement fee, if any, when the basic criteria in SOP 97-2 have been met.

Under SOP 97-2, provided that the arrangement does not involve significant production, modification, or customization of the software, revenues are recognized when all of the following four criteria have been met; persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

If at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenues are deferred until the arrangement fee becomes due and payable by the customer. If at the outset of an arrangement we determine that collectibility is not probable, revenues are deferred until payment is received. Our license agreements typically do not provide for a right of return other than

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

during the standard warranty period. If an arrangement allows for customer acceptance of the software or services, we defer revenues until the earlier of customer acceptance or when the acceptance rights lapse.

We separately market and sell hardware and software post contract customer support (PCS). PCS covers phone support, hardware parts and labor, software bug fixes and limited upgrades, if and when available. We do not commit to specific future software upgrades or releases. The contract period for PCS is generally one year. We recognize both hardware and software PCS on a straight line basis over the life of the underlying PCS contract. In some of our PCS contracts, we bill the customer prior to performing the services. As of December 31, 2005, 2004 and 2003, deferred PCS revenues of $13,895, $15,614 and $15,955 respectively, are included in deferred revenue and $956, $1,151 and $679, respectively, are included in non-current liabilities in the accompanying consolidated balance sheets.

Certain arrangements include multiple elements involving software, hardware and implementation, training, or other services that are not essential to the functionality of the software. VSOE for services does not exist. Since the undelivered elements are typically services, we recognize the entire arrangement fee ratably over the period during which the services are expected to be performed or the PCS period, whichever is longer, beginning with delivery of the software, provided that all other revenue recognition criteria in SOP 97-2 are met. The services are typically completed before the PCS term expires. As such, upon completion of the services, the difference between the VSOE of fair value for the remaining PCS period and the remaining unrecognized portion of the arrangement fee is recognized as revenue (i.e. the residual method), and the remaining deferred revenue is recognized ratably over the remaining PCS period, provided that all other revenue recognition criteria in SOP 97-2 are met.

Accounting for Consideration Given to a Customer

As a result of the Accommodation Analysis (which is described in Note 4), we offered significant financial accommodations to our customers. Pursuant to EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), (EITF 01-9), cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s services and, therefore, should be characterized as a reduction of revenues when recognized in the vendor’s income statement. For the year ended December 31, 2005, $57,678 of the authorized cash accommodation amount was recorded as a reduction of revenues. See Note 4.

Litigation and Settlement Costs

From time to time, we are involved in litigation, claims, contingencies and other legal matters. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of the loss can be reasonably estimated. We expense legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

Services Provided by Independent Registered Public Accounting Firm

Services provided by our independent registered public accounting firm are expensed as the services are provided and were $1,254, $1,171, and $662 for the years ended December 31, 2005, 2004 and 2003, respectively.

Restructuring Costs

A liability for restructuring cost associated with an exit or disposal activity is recognized and measured initially at fair value when the liability is incurred. We record a liability for severance costs when employees are notified that they are to be terminated and for future, non-cancellable operating lease costs when we vacate a facility.

Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded. At the end of each reporting period, we evaluate the remaining accrued restructuring charges to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. We periodically evaluate currently available information and adjust our accrued restructuring charges as necessary. Changes in estimates are accounted for as restructuring costs or credits in the period identified.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our statements of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. Management considers future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

Stock-Based Compensation

In December 2002, Financial Accounting Standards Board (FASB) Statement 148, Accounting for Stock-Based Compensation-Transition and Disclosure (Statement 148), was issued. Statement 148 amended FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 123, as amended by Statement 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25),

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

and related interpretations, and provide pro forma net income (loss) and net income (loss) per share disclosures for stock-based compensation as if the fair-value based method defined in Statement 123 had been applied. Through 2005, we have applied the provisions of APB 25 and provide the pro forma disclosures for our stock option plans in accordance with the provisions of Statement 123 and Statement 148, as shown below.

Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)), which became effective on January 1, 2006, requires us to calculate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as compensation to employees over the period the requisite services are performed. We adopted Statement 123(R) on January 1, 2006.

The following table illustrates the pro forma effect on net (loss) income and per share amounts if we had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation.

	Years ended December 31,
	2005	2004	2003
Net (loss) income	$(111,632)	$3,742	$35,567
Add: Stock-based employee compensation expense included in reported net (loss) income	37	209	159
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(3,487)	(3,771)	(6,188)
Pro forma net (loss) income	$(115,082)	$180	$29,538
Basic net (loss) income per share:
As reported	$(2.98)	$0.10	$0.96
Pro forma	$(3.07)	$0.00	$0.79
Diluted net (loss) income per share:
As reported	$(2.98)	$0.10	$0.94
Pro forma	$(3.07)	$0.00	$0.78

We did not grant any options during the years ended December 31, 2005 and 2004. The fair value of options granted for the year ended December 31, 2003 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.0%
Expected volatility	37.7%
Expected dividend yield	0%
Expected option life	5 years

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is computed by

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

dividing net income (loss) by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

The following table reflects weighted average shares outstanding used to compute basic and diluted net income (loss) per share for the years ended December 31:

	2005	2004	2003
Basic	37,484	37,451	37,172
Effect of dilutive stock options	—	185	543
Diluted	37,484	37,636	37,715

The computation of diluted net income (loss) per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income (loss) per share. During 2005, we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation. Shares having an anti-dilutive effect on net income (loss) per share and, therefore, excluded from the calculation of diluted income (loss) per share, totaled 3,432 shares, 3,619 shares and 3,362 shares for the years ended December 31, 2005, 2004 and 2003, respectively.

Advertising Costs

Advertising costs are expensed as incurred and for the years ended December 31, 2005, 2004 and 2003 were $2,098, $1,881 and $1,863, respectively.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Our cash management and investment policies dictate that cash equivalents be limited to investment grade, highly liquid securities. We place our temporary cash investments with high-credit rated, quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Consequently, our cash equivalents are subject to potential credit risk. As of December 31, 2005, 2004 and 2003, cash equivalents consisted of securities and obligations of the United States Treasury and money market investments. The carrying value of cash and cash equivalents approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The carrying value of accounts receivable approximates fair value. The allowance for doubtful accounts is our best estimate for losses inherent in our accounts receivable portfolio. This allowance is used to state trade receivables at estimated net realizable value.

We estimate uncollectible amounts based upon our historical write-off experience, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic conditions. Historically, these estimates have been adequate to cover our accounts receivable exposure.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

We enter into medical transcription service arrangements which contain provisions for performance penalties in the event certain service levels, primarily related to turnaround time on transcribed reports, are not achieved. We reduce revenues for any performance penalties incurred and have included an estimate of such credits in our allowance for uncollectible accounts.

Product revenues for sales to end-user customers and resellers are recognized upon passage of title if all other revenue recognition criteria have been met. End-user customers generally do not have a right of return. We provide certain of our resellers and distributors with limited rights of return of our products. We reduce revenues for rights to return our product based upon our historical experience and have included an estimate of such credits in our allowance for uncollectible accounts.

Inventories

Inventories, which are primarily comprised of finished goods, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories in excess of anticipated future demand or for obsolete products are reserved. As of December 31, 2005, 2004 and 2003, the net inventory balances were $4,200, $4,942 and $5,929, respectively, and are included in other current assets in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets which range from three to seven years for furniture, equipment and software, and the lesser of the lease term or estimated useful life for leasehold improvements. Repairs and maintenance costs are charged to expense as incurred while additions and betterments are capitalized. Gains or losses on disposals are charged to operations. Upon retirement, sale or other disposition, the related cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment at least annually.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). We consider three methods when determining fair value; the discounted cash flow method, the quoted price method and the public company method. Of these three methods, we assign the most significant weighting to the discounted cash flow method. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

Software Development

We capitalize software development costs pursuant to the requirements of FASB Statement 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (Statement 86), for our software developed for sale and AICPA SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for internal Use (SOP 98-1), for our software developed for internal use.

Statement 86 specifies that costs incurred in creating a computer software product shall be charged to expense when incurred as research and development until technical feasibility has been established. Technical feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized until the product is available for release to customers.

SOP 98-1 specifies that software costs incurred in the preliminary project stage should be expensed as incurred. Capitalization of costs should begin when the preliminary project stage is completed and management, with the relevant authority, authorizes and commits funding of the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization should cease no later than the point at which the project is substantially complete and ready for its intended use.

Capitalized software is reported at the lower of unamortized cost or net realizable value and is amortized over the product’s estimated economic life which is generally three years. As of December 31, 2005, 2004 and 2003, $689, $387 and $998, respectively, of unamortized software development costs are included in other intangible assets in the accompanying consolidated balance sheets. During 2005, 2004 and 2003, software amortization expense was $336, $633 and $583, respectively.

Long-Lived and Other Intangible Assets

Long-lived assets, including property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine the recoverability of long-lived assets, the estimated future undiscounted cash flows expected to be generated by an asset is compared to the carrying value of the asset. If the carrying value of the long-lived asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds its fair value. Annually we evaluate the reasonableness of the useful lives of these assets.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

Intangible assets include certain assets (primarily customer lists) obtained from business acquisitions and are being amortized using the straight-line method over their estimated useful lives which range from three to 20 years.

Foreign Currency Translation

Our operating subsidiaries in the United Kingdom and Canada use the local currency as their functional currency. We translate the assets and liabilities of those entities into U.S. dollars using the month-end exchange rate. We translate revenues and expenses using the average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded in accumulated other comprehensive income within shareholders’ equity. Gains and losses from foreign currency transactions are included in net income (loss) and were not material for the years ended December 31, 2005, 2004 and 2003, respectively.

Business Enterprise Segments

We operate in one reportable operating segment, medical transcription technology and services. As a result of the acquisition of Lanier Healthcare, LLC (Lanier) during July 2002, from July 2002 through December 31, 2004, we operated as two operating segments. Effective January 1, 2005, we changed the way we review our financial performance to include the provision of medical transcription services and technology as a single operating platform. Accordingly, as of January 1, 2005, we have determined that we have one operating segment for financial reporting purposes. All periods in these consolidated financial statements have been presented to reflect our current financial reporting structure.

Concentration of Risk, Geographic Data and Enterprise-wide Disclosures

No single customer accounted for more than 10% of our net revenues in any period. There is no single geographic area of significant concentration other than the United States.

The following table summarizes the net revenues generated by the categories of our products and services as a percentage of our total net revenues.

	2005	2004	2003
Medical transcription	79.5%	83.0%	82.5%
Products and related services	8.1%	7.1%	8.0%
PCS	9.3%	7.6%	6.9%
Other	3.1%	2.3%	2.6%
Total	100.0%	100.0%	100.0%

Other includes medical coding, application service provider and time and material revenues.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in our consolidated balance sheets at carrying values which approximate fair value due to the short-term nature of these instruments and the variability of the respective interest rates where applicable.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

Restatements and Reclassifications

We recorded adjustments to our December 31, 2002 retained earnings balance to reflect restatements of net income for the years 1999 - 2002, as well as a reclassification related to deferred compensation for stock grants previously reported in other liabilities. These adjustments to net income related to the Quantification (which is described in Note 4) and a change in estimate related to the useful lives of certain intangible assets. See Notes 4 and 5.

We have determined that certain costs previously classified as cost of revenues are no longer directly related to customer support activities and, therefore, should not be reported as cost of revenues, but rather, should be classified as selling, general and administrative and research and development expenses. Accordingly, certain reclassifications have been made to the first, second and third quarters of our 2003 consolidated financial statements to conform to our current year presentation. This change in classification had no effect on our previously reported operating income, net income or net income per share.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123(R), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. Statement 123(R) is a revision to Statement 123 and supersedes APB 25 and its related implementation guidance and requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. We adopted Statement 123(R) on January 1, 2006 under the modified prospective method of application. Under this method, we recognize compensation costs for new grants of share-based awards, awards modified after the effective date, and the remaining portion of the fair value of the unvested awards at the adoption date. The adoption of Statement 123(R) will result in our recording approximately $2,000 of compensation expense in 2006.

In June 2006, the EITF reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 31, 2006. We have historically presented taxes on a net basis and we do not intend to change our policy.

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are currently in the process of assessing the impact of FIN 48 on our consolidated financial statements.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 will require registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB 108 allows for a cumulative effect adjustment to beginning retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have any impact on our consolidated financial statements.

In September 2006, the FASB issued Statement 157, Fair Value Measurements, (Statement 157) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. Statement 157 does not require any new fair value measurements. The provisions of this statement are effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of Statement 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115 (SFAS 159) which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The following balance sheet items are within the scope of SFAS 159:

•       Recognized financial assets and financial liabilities unless a special exception applies;

•       Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;

•       Non-financial insurance contracts; and

•       Host financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument

SFAS 159 will be effective for fiscal years beginning after November 2007 with early adoption possible but subject to certain requirements. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

4.                 Customer Accommodation and Quantification

As discussed in Note 2, in connection with our decision to offer financial accommodations to our AAMT Customers, we analyzed our historical billing information and the available report-level data to develop individualized accommodation offers to be made to our AAMT Customers (Accommodation

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

Analysis). This analysis took approximately one year to complete. The methodology utilized to develop the individual accommodation offers was designed to generate positive accommodation outcomes for our AAMT Customers. As such, the methodology was not a calculation of potential over billing nor was it intended as a measure of damages or a reflection of any admission of liability due and owed to our AAMT Customers. Instead, the Accommodation Analysis was a methodology that was developed to arrive at commercially reasonable and fair accommodation offers that would be acceptable to our AAMT Customers without negotiation.

In the fourth quarter of 2005, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers to AAMT Customers in the aggregate amount of $65,413. In 2006, this amount was adjusted by a net additional amount of $1,157 resulting in an adjusted aggregate amount of $66,570. By accepting our accommodation offer, an AAMT Customer must agree, among other things, to release us from any and all claims and liability regarding AAMT line and other billing related issues.

As part of this process, we also conducted an analysis in an attempt to quantify the economic consequences of potentially unauthorized adjustments to AAMT Customers’ ratios and formulae within the transcription platform setups (Quantification). This Quantification was calculated to be $9,835.

Of the authorized cash accommodation amount of $65,413, $57,678 was treated as consideration given by a vendor to a customer and accordingly recorded as a reduction in revenues in 2005. The balance of $7,735 plus an additional $2,100 has been accounted for as a billing error associated with the Quantification resulting in a reduction of revenues in various reporting periods from 1999 to 2005 as noted below.

In connection with the Quantification, we recorded the following:

•       A reduction in revenues and a corresponding increase in accrued expenses of $133, $931, and $2,142 in 2005, 2004 and 2003, respectively.

•       Adjusted retained earnings by $3,977, deferred tax asset by $2,652 and accrued expenses by $6,629 as of December 31, 2002 for periods prior to fiscal 2003. See Note 5.

The following is a summary of the activity in accrued expenses related to the Accommodation Analysis and the Quantification:

Cumulative effect as of January 1, 2003	$6,629
Impact of Quantification in 2003	2,142
Balance as of December 31, 2003	8,771
Impact of Quantification in 2004	931
Balance as of December 31, 2004	9,702
Impact of Quantification in 2005	133
Customer accommodation	57,678
Payments	(20,635)
Balance as of December 31, 2005	$46,878

Cumulative effect as of January 1, 2003 reflects an adjustment for periods prior to fiscal 2003 of $2,219, $2,048, $1,762 and $600 in 2002, 2001, 2000 and 1999, respectively.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

The goal of our customer accommodation program was to reach a settlement with our AAMT Customers. However, the Accommodation Analysis for certain AAMT Customers did not result in positive accommodation outcomes. For certain other customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical AAMT line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006 we modified our customer accommodation to enable us to offer this group of AAMT Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit accommodation offers up to an additional $8,700 beyond amounts previously authorized.

5.                 Restatement of Financial Statements

We recorded a cumulative effect of a prior period adjustment to our December 31, 2002 retained earnings of $7,097 ($4,258, net of taxes). This adjustment relates to the following:

•       The Quantification adjustments of $6,629 (see Note 4).

•       A reduction in the estimated useful life of certain intangible assets acquired in the Lanier acquisition in July 2002 from 25 years to 10 years. This reduction was recorded retroactively to the time of the acquisition and resulted in $468 of additional amortization expense in 2002.

In addition, we recorded an adjustment to deferred compensation for stock grants which represents a reclassification from previously reported other liabilities. The following is a summary of the prior period adjustments made to our December 31, 2002 shareholders’ equity:

	Common Stock		Retained	Deferred	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Compensation	Income	Equity
Balance, December 31, 2002 as reported	37,091	$229,149	$181,216	$—	$596	$410,961
Cumulative effect of Quantification adjustments, net of taxes of $2,652			(3,977)			(3,977)
Change in estimated useful lives of intangible assets for 2002, net of taxes of $187	—	—	(281)	—	—	(281)
Deferred compensation—stock grants	—	—	—	224	—	224
Balance, December 31, 2002 as restated	37,091	$229,149	$176,958	$224	$596	$406,927

6.                 Cost of Investigation and Legal Proceedings

For the years ended December 31, 2005 and 2004, we recorded a charge of $34,127 and $10,253, respectively, for costs associated with the Review, Management’s Billing Assessment as well as defense and other costs associated with the governmental investigations and civil litigation. We did not record a charge

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

in 2003. The following is a summary of the amounts recorded in the accompanying consolidated statements of operations:

	2005	2004
Legal fees	$20,858	$8,408
Other professional fees	9,789	471
Nightingale and Associates, LLC (Nightingale) services	3,207	1,371
Other	273	3
Total	$34,127	$10,253

Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs.

7.                 Restructuring Charges

2005 Restructuring Plan

During 2005, we implemented a restructuring plan (2005 Plan) based on the implementation of a centralized national service delivery model. The plan involved the consolidation of operating facilities and a related reduction in workforce. The table below reflects the financial statement activity related to the 2005 Plan which is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2005.

	Total	Non-Cancelable Leases	Severance	Equipment
Initial charge	$3,257	$2,334	$704	$219
Usage	(1,207)	(641)	(347)	(219)
Balance as of December 31, 2005	$2,050	$1,693	$357	$—

The 2005 Plan will be completed in 2007 for severance and 2009 for non-cancelable leases. We expect to incur approximately $3,400 of additional charges in 2006 related to the 2005 Plan.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

2001 Restructuring Plans

During 2001, we implemented a restructuring plan associated with the rollout of a new medical transcription platform and recorded restructuring charges of $1,468. Also in 2001, we completed the purchase of a medical transcription company. In connection with this acquisition, we recorded restructuring charges of $1,790. The table below reflects the financial statement activity related to the 2001 plans for the years ended December 31, 2005, 2004 and 2003:

	Total	Non-Cancelable Leases	Severance
Balance as of December 31, 2002	$1,095	$1,004	$91
Usage	(707)	(657)	(50)
Reserve reversal	(242)	(201)	(41)
Balance as of December 31, 2003	$146	$146	$—
Usage	(120)	(120)	—
Balance as of December 31, 2004	$26	$26	$—
Additional charge	5	5	—
Usage	(31)	(31)	—
Balance as of December 31, 2005	$—	$—	$—

8.                 Accounts Receivable

Accounts receivable consisted of the following as of December 31:

	2005	2004	2003
Trade accounts receivable	$76,150	$81,762	$84,069
Less: Allowance for doubtful accounts and returns	(4,389)	(4,643)	(5,254)
Total accounts receivable, net	$71,761	$77,119	$78,815

9.                 Property and Equipment

Property and equipment consisted of the following as of December 31:

	2005	2004	2003
Computer equipment	$36,640	$69,206	$59,878
Communication equipment	11,466	45,355	49,501
Software	13,067	11,841	9,539
Furniture and office equipment	2,165	3,874	4,094
Leasehold improvements	2,760	4,157	2,946
Other	—	35	48
Total property and equipment	66,098	134,468	126,006
Less: accumulated depreciation	(42,137)	(101,271)	(90,392)
Property and equipment, net	$23,961	$33,197	$35,614

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

In the fourth quarter of 2005, based upon an inventory of fixed assets, we recorded a write-off of $4,070 (original cost $29,116 less accumulated depreciation $25,046). This expense was allocated between cost of revenues ($3,851) and restructuring charges related to the 2005 Plan ($219). In addition, during 2005, 2004 and 2003, $50,832, $7,942 and $11,819, respectively, in fully depreciated assets no longer in use were written off which had no impact on net (loss) income.

10.          Goodwill and Other Intangible Assets

Goodwill

After our annual goodwill impairment testing was performed on May 31, 2005, we changed our annual goodwill impairment test date to December 1 in order to align this testing with our normal business process for updating our strategic plan and forecasts which are finalized in the fourth quarter. As a result of this change in the method of applying an accounting principle, which we believe is preferable, we performed a goodwill impairment test on December 1, 2005. We believe the accounting change described above is an alternative accounting principle that is preferable under the circumstances and that the change was not intended to delay, accelerate or avoid an impairment charge.

In December 2004, we changed our organization structure from two reporting units (Services and Solutions) to one reporting unit. At that time, we tested the goodwill valuation of each reporting unit for impairment. Due to reduced sales and margins experienced in the Solutions reporting unit, expected operating profits and cash flows were forecast lower than previously anticipated. Accordingly, in December 2004, a goodwill impairment charge of $14,603 was recorded related to the Solutions reporting unit. The impairment charge is included as a separate line item in the accompanying consolidated statements of operations.

The following table reflects the activity and changes in the carrying amount of goodwill for the years ended December 31, 2005, 2004 and 2003:

Balance as of December 31, 2002	$136,127
Foreign currency adjustments	1,925
Tax adjustment	(95)
Adjustment to contingent purchase price	1,085
Balance as of December 31, 2003	139,042
Foreign currency adjustments	668
Tax adjustment	(281)
Goodwill impairment	(14,603)
Balance as of December 31, 2004	124,826
Foreign currency adjustments	(696)
Tax adjustment	(281)
Balance as of December 31, 2005	$123,849

The foreign currency adjustments reflect changes in the period-end currency rates of our foreign subsidiaries. The tax adjustment is due to book/tax differences related to two acquisitions in which tax

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

goodwill exceeded the book value of the goodwill, resulting in a permanent favorable difference that reduces goodwill as it is recognized on our tax returns.

Other Intangible Assets

As of December 31, the other intangible asset balances were:

	2005
	Cost	Accumulated Amortization	Net book Value
Customer lists	$77,185	$(27,920)	$49,265
Noncompete agreements	4,559	(4,095)	464
Tradenames	5,325	(4,465)	860
Capitalized software	2,539	(1,850)	689
Total	$89,608	$(38,330)	$51,278

	2004
	Cost	Accumulated Amortization	Net book Value
Customer lists	$77,160	$(23,211)	$53,949
Noncompete agreements	4,547	(3,165)	1,382
Tradenames	5,325	(3,152)	2,173
Capitalized software	1,901	(1,514)	387
Other	2,601	(1,565)	1,036
Total	$91,534	$(32,607)	$58,927

	2003
	Cost	Accumulated Amortization	Net book Value
Customer lists	$77,107	$(18,461)	$58,646
Noncompete agreements	5,061	(2,707)	2,354
Tradenames	5,800	(1,908)	3,892
Capitalized software	1,879	(881)	998
Other	6,188	(3,887)	2,301
Total	$96,035	$(27,844)	$68,191

The estimated useful life and the weighted average remaining lives of the intangible assets as of December 31, 2005 are as follows:

	Estimated	Weighted Average
	Useful Life	Remaining Lives
Customer lists	10 - 20 years	12.5 years
Noncompete agreements	4 - 5 years	0.4 years
Tradenames	3 years	1.8 years
Capitalized software	3 years	3.0 years

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

As part of the Lanier acquisition in 2002, we acquired a tradename used on Lanier products. In December 2004, our plans to continue selling this product changed and we determined that the tradename would be disposed of before its previously established useful life. In accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we compared the carrying value to its fair value. An impairment charge of $475 was recorded in December 2004 representing the excess of carrying value over fair value.

Estimated annual amortization expense for intangible assets is as follows:

2006	$5,867
2007	5,411
2008	4,989
2009	4,770
2010	4,714
Thereafter	25,527
Total	$51,278

11.          Contractual Obligations

Leases

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent and landlord incentives. Rental expense for operating leases for the years ended December 31, 2005, 2004 and 2003 was $5,710, $7,139 and $8,042, respectively. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2005 are:

	Total	Continuing	Restructuring
2006	$4,311	$2,941	$1,370
2007	3,031	2,449	582
2008	1,756	1,605	151
2009	1,332	1,196	136
2010 and thereafter	1,449	1,449	—
Total minimum lease payments	$11,879	$9,640	$2,239

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

Other Contractual Obligations

The following summarizes our other contractual obligations as of December 31, 2005:

	Total	Purchase	Severance and Other Guaranteed Payments	Other
2006	$13,492	$11,001	$991	$1,500
2007	6,200	6,100	100	—
2008	6,100	6,100	—	—
2009	6,100	6,100	—	—
2010 and thereafter	7,785	7,785	—	—
Total	$39,677	$37,086	$1,091	$1,500

Purchase obligations represent telecommunication contracts ($34,000), data center storage and disaster recovery ($2,300) and other recurring purchase obligations ($786). Severance and other guaranteed payments include severance ($441) and guaranteed compensation ($650). Other obligations are for consulting services provided by Nightingale ($200) and recruitment services ($300) as well as a prepayment required pursuant to a licensing agreement we entered into with Philips Speech Processing GmbH ($1,000) an affiliate of Koninklijke Philips Electronics N.V. (Philips) which is now known as Philips Speech Recognition Systems GmbH (PSRS). See Note 18.

As of December 31, 2005 we had agreements with certain of our senior management that provided for severance payments in the event these individuals were terminated without cause. The maximum cost related to these agreements was $2,161 as of December 31, 2005.

12.          Investment in A-Life Medical, Inc. (A-Life)

We have an investment in A-Life, a privately held entity which provides advanced natural language processing technology for the medical industry. Our investment is recorded under the equity method of accounting since we owned 33.6% of A-Life’s outstanding voting shares as of December 31, 2005, 2004 and 2003. The table below reflects the financial statement activity related to A-Life for the years ended December 31, 2005, 2004 and 2003 that is recorded in other assets in the accompanying consolidated balance sheets.

Balance as of December 31, 2002	$4,840
Amortization software	(333)
Share in loss	(180)
Balance as of December 31, 2003	4,327
Amortization software	(333)
Share in income	521
Balance as of December 31, 2004	4,515
Share in income	500
Balance as of December 31, 2005	$5,015

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

In August 2001, we entered into an Advance Agreement with A-Life (Advance Agreement). The Advance Agreement required a prepayment of $1,000 for $1,600 in services to be provided by A-Life to us. The Advance Agreement had an expiration date of December 31, 2005. Due to significantly lower than expected revenues as well as a determination that services to be provided by A-Life over the remaining life of the contract would not utilize the prepaid balance as of December 31, 2004, we recorded an impairment charge of $706 in the fourth quarter of 2004 in cost of revenues. The Advance Agreement terminated on December 31, 2005.

13.          Accrued Expenses

Accrued expenses consisted of the following as of December 31:

	2005	2004	2003
Professional services	$11,294	$1,875	$109
Shareholder litigation settlement	7,750	—	—
Other	18,357	16,497	12,367
Total accrued expenses	$37,401	$18,372	$12,476

No other individual accrued expense is in excess of 5% of total current liabilities.

14.          Commitments and Contingencies

Governmental Investigations

The SEC is currently conducting a formal investigation of us relating to our billing practices (see Notes 3, 4 and 5).

We have received an administrative Health Insurance Portability and Accountability Act of 1996 subpoena from the Department of Justice (DOJ) on December 17, 2004. The subpoena sought information primarily about our provision of medical transcription services to governmental and non-governmental customers. The information was requested in connection with a government investigation into whether we and others violated federal laws in connection with the provision of medical transcription services.

Civil Litigation

Customer Litigation—In September 2004, a purported class action was filed against us and some of our current and former officers on behalf of certain of our customers claiming, among other things, that they were wrongfully and fraudulently overcharged for medical transcription services based primarily on our use of the AAMT line billing unit of measure as discussed above. In January 2006, plaintiffs filed a third amended complaint which expanded their claims to include certain of our customers whose charges for medical transcription services were based on other, non-AAMT billing units of measure. On March 30, 2007, the Court issued an order holding that plaintiffs could not make out a claim that we had violated the Racketeer Influenced and Corrupt Organizations Act statute, thus eliminating any claim against us for treble damages. The Court also found that plaintiffs could not make out a claim that we had engaged in any unfair or deceptive acts or practices in violation of state law or that we were liable for any negligent misrepresentations to plaintiffs. In its ruling, the Court, without reaching a decision of whether any

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

wrongdoing had occurred, allowed plaintiffs to proceed with their claims against us for fraud, unjust enrichment and an accounting. The Court denied our motion to compel arbitration regarding those customers whose contracts contained an agreement to arbitrate. We have appealed that decision to the Third Circuit Court of Appeals and moved to stay all proceedings pending appeal. Plaintiffs oppose any stay and have filed a motion for summary action in the Third Circuit to dismiss the non-arbitration plaintiffs from the appeal.

Shareholder Securities Litigation—In November 2004, a complaint was filed, and thereafter amended twice, against us and some of our former and current officers, directors and auditors, purporting to be a class action under the federal securities laws on behalf of those shareholders who purchased our common stock during a period beginning March 29, 2000 and ending June 14, 2004. A hearing on our motion to dismiss was held on August 17, 2006. On September 29, 2006, the Court issued an order denying our motion to dismiss. However, in the same order, the Court granted the motion to dismiss filed by our former and current external auditors. On March 23, 2007, we entered into a memorandum of understanding with the lead plaintiff in which we agreed to pay $7,750 to settle all claims, throughout the class period, against all defendants in the action. On May 16, 2007, the Court issued an Order Preliminarily Approving Settlement and Providing for Notice. The Court scheduled a final approval hearing for August 15, 2007. The settlement is subject to final documentation by the parties and conditioned on final approval by the Court after notice to the putative class. Neither we nor any of the individuals named in the action has admitted or will admit to liability or any wrongdoing in connection with the proposed settlement. We recognized the $7,750 loss of the settlement in our consolidated statement of operations for the year ended December 31, 2005 and this amount is included in accrued expenses as of December 31, 2005 in our consolidated balance sheet.

Shareholder Derivative Litigation—In November 2004, a shareholder derivative lawsuit was filed against our majority shareholder, Philips, some current and former members of our board of directors, and us, as a nominal defendant, alleging that the defendants had breached their fiduciary duties. This matter was dismissed with prejudice in September 2005. In December 2005, plaintiff filed an appeal, which was denied on May 25, 2007.

Medical Transcriptionist Litigation—Between November 2004 and October 2005, three separate actions were filed by different parties against us and some of our current and former company officials, purportedly on behalf of an alleged class of our current and former employees and statutory workers, alleging among other things, breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Since the causes of action in each matter were substantially similar, the three cases were consolidated into one action. A hearing on our motion to dismiss was held on August 7, 2006. On December 21, 2006, the Court issued an order denying our motion to dismiss and the case has proceeded to the discovery stage.

Other than the shareholder securities litigation discussed above, at this time, based on the stage of litigation, and a review of the current facts and circumstances, no amount is probable and no amount within a range of possible outcomes is a better amount within the range that might result from an adverse judgment or a settlement of the matters discussed above.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

Developments relating to third party litigation and governmental investigations will continue to create various risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations and cash flows.

Other Matters

From time to time, we have been involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the outcome of such actions will not have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.

We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We have never incurred a liability relating to one of these indemnification provisions in the past and we believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of December 31, 2005, 2004 or 2003 related to these indemnification provisions.

We have insurance policies which provide coverage for certain of the matters related to the legal actions described herein. We filed claims for insurance recoveries, but, as of December 31, 2005, it was not probable that we would receive any of these insurance recoveries.

15.          Stock Option Plans

Our stock option plans provide for the granting of options to purchase shares of common stock to eligible employees (including officers) as well as to our non-employee directors. Options may be issued at the fair market value of the common stock on the date of grant or at a price determined by a committee of our board of directors. Stock options vest and are exercisable over periods determined by the committee, generally five years and expire no more than 10 years after the grant.

In July 2004, our board of directors affirmed our June 2004 decision to indefinitely suspend the exercise and future grant of options under our stock option plans. Ten former executives separated from us in 2004 and 2005. Notwithstanding the suspension, to the extent such executives held options that were vested as of their resignation date, such options remain exercisable for the post-termination period, generally 90 days, commencing on the date that the suspension is lifted for the exercise of options. There are 580 shares that have qualified for this post-termination exercise period at a weighted average exercise price of $37.59 per share. A summary of these post-termination options as of December 31, 2005 is as follows:

	Options exercisable
Range of Exercise Prices	Number of Shares	Intrinsic Value	Average Exercise Price
$ 2.71 - $10.00	34	$280	$5.39
$10.01 - $20.00	123	—	$15.59
$20.01 - $70.00	423	—	$46.59
	580	$280

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

The extension of the life of the awards resulted in a modification of the grants. Under APB 25, the modification creates intrinsic value for vested stock if the market value of the stock on the date of termination exceeds the grant price. Therefore, these grants required an immediate recognition of the compensation expense with an offsetting credit to common stock. We recorded a charge of $37 and $209 for the years ended December 31, 2005 and 2004, respectively.

Information with respect to our common stock options is as follows:

		Exercise price	Weighted average
	Shares	per share	exercise price
Outstanding, December 31, 2002	5,479	$2.17 - 70.00	$30.92
Granted	706	$16.02 - 20.50	$17.48
Exercised	(143)	$2.17 - 16.00	$6.52
Canceled	(614)	$5.21 - 70.00	$34.40
Outstanding, December 31, 2003	5,428	$2.71 - 70.00	$29.42
Exercised	(210)	$3.17 - 16.00	$3.87
Canceled	(1,169)	$3.17 - 70.00	$36.33
Outstanding, December 31, 2004	4,049	$2.71 - 70.00	$28.76
Canceled	(617)	$5.21 - 70.00	$31.99
Outstanding, December 31, 2005	3,432	$2.71 - 70.00	$28.18

A summary of outstanding and exercisable options as of December 31, 2005 is as follows:

	Options outstanding			Options exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.71 - $10.00	327	0.7	$5.75	327	$5.75
$ 10.01 - $20.00	1,057	3.2	$15.62	780	$15.03
$ 20.01 - $30.00	1,035	4.5	$26.97	755	$26.45
$ 30.01 - $40.00	354	2.4	$32.27	337	$32.27
$ 40.01 - $70.00	659	3.3	$59.12	659	$59.12
	3,432	3.3	$28.18	2,858	$29.19

As of December 31, 2005, there were 1,024 additional options available for grant under our stock option plans. When we become up to date in our reporting to the SEC, certain executive officers, in accordance with their employment agreements, will receive an aggregate of 200 options with an exercise price equal to the market value of our common stock on the date of grant. In 2005, $78 is included in the pro forma stock-based compensation amount depicted in Note 3 related to these options.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

16.   Income Taxes

The sources of (loss) income from operations before income taxes and the income tax (benefit) provision for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
(Loss) income before income taxes:
Domestic	$(93,021)	$6,394	$54,010
Foreign	2,151	1,581	783
(Loss) income before income taxes	$(90,870)	$7,975	$54,793
Current (benefit) provision:
Federal	$(16,171)	$5,501	$15,708
State and local	(151)	529	2,286
Foreign	429	406	227
Current income tax (benefit) provision	(15,893)	6,436	18,221
Deferred (benefit) provision:
Federal	28,702	(3,506)	1,258
State and local	7,830	(1,036)	52
Foreign	123	2,339	(305)
Deferred income tax (benefit) provision	36,655	(2,203)	1,005
Income tax provision	$20,762	$4,233	$19,226

The reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	5.0%	(3.9)%	1.0%
Valuation allowance	(62.5)%	17.8%	—
Impact of foreign operations	(0.5)%	2.0%	—
Adjustments to tax reserves	0.5%	1.1%	(1.2)%
Permanent differences	(0.7)%	1.8%	0.5%
Other	0.2%	(0.7)%	(0.2)%
Effective income tax rate	(22.8)%	53.1%	35.1%

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Deferred tax assets:
Foreign net operating loss carryforwards	$3,022	$3,628	$3,478
Domestic net operating loss carryforwards	2,687	101	—
Accounts receivable	1,964	2,040	2,192
Property and equipment	1,285	—	—
Intangibles	24,192	25,145	19,887
Employee compensation and benefit plans	2,136	1,799	1,616
Deferred compensation	954	1,332	1,151
Customer accommodation and quantification	18,485	3,832	3,465
Accruals and reserves	8,078	4,187	3,265
Other	1,761	1,851	1,155
Total gross deferred tax assets	64,564	43,915	36,209
Less: Valuation allowance	(58,039)	(1,476)	—
Total deferred tax assets	6,525	42,439	36,209
Deferred tax liabilities:
Property and equipment	—	(1,922)	(1,512)
Intangibles	(15,947)	(13,110)	(10,274)
Other	(919)	(903)	(467)
Total deferred tax liabilities	(16,866)	(15,935)	(12,253)
Net deferred tax (liability) asset	$(10,341)	$26,504	$23,956

As of December 31, 2005, 2004 and 2003, we had state net operating loss carry forwards of approximately $61,849, $6,650 and $0, respectively, which will expire between 2007 and 2025. In addition, we have foreign net operating loss carry forwards of approximately $14,853 which do not expire. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state and foreign provisions.

In assessing the future realization of deferred taxes, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on projections of our future taxable earnings. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

In the fourth quarter of 2004, a valuation allowance of $1,476 was established against deferred tax assets generated in foreign jurisdictions since management felt it was more likely than not that these assets would not be utilized. This valuation allowance was decreased by $245 during 2005.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

In the fourth quarter of 2005, a valuation allowance of $56,808 was established against various domestic deferred tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that a majority of the domestic deferred tax assets would not be realized.

Domestic deferred tax assets were recognized to the extent that objective positive evidence existed with respect to their future utilization. The objective positive evidence included the potential to carry back any losses generated by the deferred tax assets in the future as well as income expected to be recognized due to the reversal of deferred tax liabilities as of December 31, 2005. In analyzing deferred tax liabilities as a source for potential income for purposes of recognizing deferred tax assets, the deferred tax liabilities related to excess book basis in goodwill over tax basis in goodwill were not considered a source of future income due to their indefinite life and uncertainty of reversal during the same period as the deferred tax assets.

17.   Employee Benefit Plans

401(k) Plan

We have a tax-qualified retirement plan named the MedQuist 401(k) Plan (401(k) Plan) that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Our 401(k) Plan allows eligible employees to contribute up to 25% of their annual eligible compensation on a pre-tax basis, subject to applicable Internal Revenue Code limits. Elective deferral contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directives. Employee elective deferrals are 100% vested at all times. We match 50% of each participant’s contribution, up to a maximum of 5% of each participant’s total annual eligible compensation. Matching contributions are 20% vested after two years of service, 40% after three years of service, 60% after four years of service and 100% vested after five years of service. A matching contribution was made on a per pay basis semi-monthly, using our common stock until April 2004. Subsequent to April 2004, our match was made in cash. The charge to operations for our matching contributions for the years ended December 31, 2005, 2004 and 2003 was $1,380, $1,511 and $1,580, respectively. For the years ended December 31, 2004 and 2003, our 401(k) Plan purchased on the open market 53 shares of common stock for $801 and 85 shares of common stock for $1,563, respectively, to be invested in the funds offered in our 401(k) Plan at each participant’s direction.

Employee Stock Purchase Plan

In 2003, all full-time employees except those who owned 5% or more of our common stock were eligible to participate in our Employee Stock Purchase Plan (ESPP). The ESPP provided that participants could authorize us to withhold up to 10% of their earnings for the purchase of shares of our common stock. The purchase price of the common stock was determined by the compensation committee of our board of directors, but could not be less than 85% of the fair market value of our common stock on the date of purchase. For the years ended December 31, 2004 and 2003, the ESPP purchased from us 15 and 25 shares of common stock, respectively, at a total purchase price of $216 and $459, respectively. Effective June 15, 2004, we suspended the ESPP indefinitely and no purchases have been made since the plan was suspended.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

Executive Deferred Compensation Plan

We established the MedQuist Inc. Executive Deferred Compensation Plan (EDCP) in 2001. The EDCP, which is administered by the compensation committee of our board of directors, allowed certain members of management and highly compensated employees to defer a certain percentage of their income. Participants were permitted to defer compensation into an account in which proceeds were available either during or after termination of employment. The compensation committee authorized that certain contributions made to a retirement distribution account be matched with either shares of our common stock or cash. Participants were not entitled to receive matching contributions if they elected to make deferrals to an account into which proceeds are available during employment. Participants were able to defer up to 15% of base salary (or such other maximum percentage as may be approved by the compensation committee) and 90% of bonus (or such other maximum percentage as may be approved by the compensation committee). Distributions to a participant made pursuant to a retirement distribution account may be made to the participant upon the participant’s termination or attainment of age 65, as elected by the participant in their enrollment agreement. Distributions to a participant made pursuant to an in-service distribution account may be made at the election of the participant in their enrollment agreement, subject to certain exceptions. The balances in the EDCP are not funded, but are segregated, and participants in the EDCP are our general creditors. All amounts deferred in the EDCP increase or decrease based on hypothetical investment results of the executive’s selected investment alternatives, however, EDCP distributions are paid out of our funds rather than from a dedicated investment portfolio. As of December 31, 2005, 2004 and 2003, the value of the assets held, managed and invested pursuant to the EDCP was $1,096, $1,693 and $1,220, respectively, and is included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2005, 2004 and 2003, the corresponding deferred compensation liability reflecting amounts due to employees was $1,017, $1,882 and $1,408, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets.

Effective January 1, 2005, the EDCP was suspended and no further contributions have been made.

Board of Directors Deferred Compensation Plan

Under our Board of Directors Deferred Compensation Plan (BDDCP) in effect through December 31, 2003, each independent director had the right to receive an annual grant of deferred compensation in the form of our common stock having a fair market value of $18 on the date of grant. Under the BDDCP, common stock will not be issued until the date a director leaves our board of directors. For purposes of valuing common stock granted under the plan, fair market value equaled the closing price of the common stock on the date of grant. Grants were automatically made on January 1 of each year.

In 2004, our independent directors received cash payments for their services in lieu of deferred compensation in the form of common stock. Commencing on January 1, 2005, a portion of the compensation paid to our independent directors was deferred compensation in the form of common stock having a fair market value of $50 on the date of grant. Our board of directors postponed the granting of the deferred compensation awards for 2005 and 2006 until such time as we become up to date with our periodic reporting obligations with the SEC. As of December 31, 2005, 2004 and 2003, $332, $332 and $278, respectively, related to deferred compensation is included in the accompanying consolidated statements of shareholders’ equity and other comprehensive income.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

18.   Related-Party Transactions

From time to time, we enter into transactions in the normal course of business with related parties.

In connection with Philips’ investment in us, we have entered into various agreements with Philips. All material transactions between Philips and us are reviewed and approved by the supervisory committee of our board of directors. The supervisory committee is comprised of directors independent from Philips. Listed below is a summary of our material agreements with Philips.

Licensing Agreement

In connection with Philips’ tender offer, we entered into a Licensing Agreement on May 22, 2000 with PSRS (Licensing Agreement). The Licensing Agreement was subsequently amended by the parties as of January 1, 2002, February 23, 2003, August 10, 2003, September 1, 2004, December 30, 2005 and February 13, 2007.

Under the Licensing Agreement, we license from PSRS its SpeechMagic speech recognition and processing software, including any updated versions of the software developed by PSRS during the term of the License Agreement (Licensed Product), for use by us anywhere in the world. We pay a fee for use of this license based upon a per line fee for each transcribed line of text processed through the Licensed Product.

Upon the expiration of its initial term on June 28, 2005, the Licensing Agreement was renewed for an additional five year term.

In connection with the Licensing Agreement, we have a consulting arrangement with PSRS whereby PSRS assists us with the integration of its speech and transcription technologies.

OEM Supply Agreement

We entered into an OEM Supply Agreement with PSRS on September 23, 2004 pursuant to which we obtained the exclusive right in North America to sell certain PSRS Products (as defined below) created and/or developed by PSRS to third parties, to service such PSRS Products and to incorporate such PSRS Products into our own products (OEM Supply Agreement).

The initial term of the OEM Supply Agreement expires on June 30, 2007. Unless earlier terminated, the OEM Agreement automatically renews for two additional three year terms, provided that we are in compliance with the OEM Agreement at the end of the initial term and each renewal term.

In 2004, we made a payment to PSRS with respect to software purchases and payments under the OEM Supply Agreement in an amount equal to the sales forecast and commitment set forth in the OEM Supply Agreement for such year. We did not meet the sales forecast and commitment set forth in the OEM Supply Agreement for 2005.

If PSRS decides to discontinue all business relating to the PSRS Products in North America, PSRS has the right to terminate the OEM Supply Agreement by giving us six months prior written notice, in which case PSRS agrees to negotiate in good faith with us the terms and conditions under which it will

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

provide training and access to source code of the PSRS Products to the extent reasonably necessary for us to continue development and to support the installed base of PSRS Products in North America.

In consideration of PSRS’s development, maintenance and support for the first version of the PSRS Products, we paid PSRS a development fee in 2004. In addition, we pay monthly license fees to PSRS, subject to certain reductions based upon the level of purchases of PSRS Products by us under the OEM Supply Agreement relative to annual forecasted amounts.

Under the OEM Supply Agreement, we are required to use reasonable commercial efforts to sell end users a software maintenance agreement. The software maintenance agreement provides that the customer will obtain certain product releases and technical support directly from PSRS or from PSRS through us. We pay a fee to PSRS for each software maintenance agreement contract sold by us.

Equipment Sales

We purchase dictation related equipment from Philips.

Insurance Coverage through Philips

We obtain all of our business insurance coverage (other than workers’ compensation) through Philips.

Purchasing Agreements

We enter into annual letter agreements with Philips Electronics North America Corporation (PENAC), an affiliate of Philips, to purchase products and services from certain suppliers under the terms of the prevailing agreements between such suppliers and PENAC.

From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $754, $650 and $523 for the years ended December 31, 2005, 2004 and 2003, respectively.

Our consolidated balance sheets as of December 31, 2005, 2004 and 2003 reflect other current assets related to Philips of $1,786, $2,249 and $0, respectively, and accrued expenses related to Philips of $987, $847 and $219, respectively.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the years ended December 31, 2005, 2004 and 2003. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Years ended December 31,
	2005	2004	2003
PSRS licensing	$1,216	$—	$1,724
PSRS consulting	162	435	443
OEM agreement	1,521	1,851	—
Dictation equipment	1,238	720	1,061
Insurance	957	696	522
PENAC	54	50	65
Management and marketing	248	589	8
Total	$5,396	$4,341	$3,823

On July 29, 2004, we entered into an agreement with Nightingale under which Nightingale agreed to provide interim chief executive services to us. On July 30, 2004, our board of directors appointed Howard S. Hoffmann to serve as our Chief Executive Officer (CEO). Mr. Hoffmann serves as the Managing Partner of Nightingale. Pursuant to the terms of the Nightingale agreement, Mr. Hoffmann is to serve as our full time CEO until June 30, 2007. We expect that Mr. Hoffmann will continue to serve as our full time CEO after June 30, 2007 and we are currently negotiating the terms of an extension of this agreement. Our agreement with Nightingale also permits us to engage additional personnel employed by Nightingale to provide consulting services to us from time to time.

For the years ended December 31, 2005 and 2004, we incurred charges of $3,207 and $1,371, respectively, for Nightingale services. As of December 31, 2005 and 2004, accrued expenses included $487 and $529, respectively, for amounts due to Nightingale for services performed.

See Note 12 for a discussion of our agreements with A-Life.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

19.          Quarterly Data (unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2003
Net revenues, as reported	$124,662	$123,444	$121,166	$117,594
Adjustments and corrections	(752)	(687)	(665)	—
Net revenues, as restated	$123,910	$122,757	$120,501	$117,594
Net income, as reported	$10,525	$10,812	$9,000	$6,711
Adjustments and corrections	(522)	(498)	(461)	—
Net income, as restated	$10,003	$10,314	$8,539	$6,711
Net income per share:
Basic, as reported	$0.28	$0.29	$0.24	$0.18
Diluted, as reported	$0.28	$0.29	$0.24	$0.18
Basic, as restated	$0.27	$0.28	$0.23	—
Diluted, as restated	$0.27	$0.27	$0.23	—
Weighted average shares outstanding:
Basic, as reported	37,110	37,120	37,192	37,218
Diluted, as reported	37,630	37,768	37,827	37,656
Basic, as restated	37,110	37,145	37,192	—
Diluted, as restated	37,620	37,755	37,819	—
2004
Net revenues	$116,789	$112,845	$112,605	$109,655
Net income (loss)	$7,239	$4,461	$3,450	$(11,408)
Net income (loss) per share:
Basic	$0.19	$0.12	$0.09	($0.30)
Diluted	$0.19	$0.12	$0.09	($0.30)
Weighted average shares outstanding:
Basic	37,387	37,473	37,484	37,484
Diluted	37,709	37,656	37,595	37,484
2005
Net revenues	$108,449	$103,364	$97,084	$44,108
Net loss	$(1,160)	$(3,248)	$(4,722)	$(102,502)
Net loss per share:
Basic	($0.03)	($0.09)	($0.13)	($2.73)
Diluted	($0.03)	($0.09)	($0.13)	($2.73)
Weighted average shares outstanding:
Basic	37,484	37,484	37,484	37,484
Diluted	37,484	37,484	37,484	37,484

Net revenues, as reported refers to the amounts shown on our previously filed Forms 10-Q for the first, second and third quarters of 2003. The adjustments and corrections to the “net income, as reported” are the net result, after tax effect, of the Quantification adjustments and a change in the estimated useful lives for certain intangible assets. See Note 5.

MedQuist Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
(In thousands)

Allowance for Doubtful Accounts and Returns

	Balance at	Charged	Doubtful	Balance at
	Beginning	to Costs	Accounts	End of
	of Period	and Expenses	Written Off	Period
December 31, 2003	$5,606	5,737	(6,089)	$5,254
December 31, 2004	$5,254	5,992	(6,603)	$4,643
December 31, 2005	$4,643	8,111	(8,365)	$4,389

Includes amounts written off to costs and expenses for bad debts of ($101), ($519) and $540 for the years ended December 31, 2003, 2004 and 2005, respectively, and amounts charged to revenues for customer credits of $5,838, $6,511 and $7,571 for the years ended December 31, 2003, 2004 and 2005, respectively.

MEDQUIST INC. and SUBSIDIARIES
Condensed Consolidated Financial Statements
For the Three Months and Year ended December 31, 2005

MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended		Years ended
	December 31,		December 31,
	2005	2004	2005	2004
Net revenues	$44,108	$109,655	$353,005	$451,894
Operating costs and expenses:
Cost of revenues	76,770	85,001	315,399	336,232
Selling, general and administrative	15,658	13,725	54,558	46,436
Research and development	2,197	2,788	9,784	10,539
Depreciation	4,040	4,608	17,099	18,521
Amortization of intangible assets	2,011	2,092	8,193	8,888
Cost of investigation and legal proceedings	10,153	3,660	34,127	10,253
Shareholder securities litigation settlement	7,750	—	7,750	—
Impairment charges	148	15,078	148	15,078
Restructuring charges	2,627	—	3,257	—
Total operating costs and expenses	121,354	126,952	450,315	445,947
Operating (loss) income	(77,246)	(17,297)	(97,310)	5,947
Equity in income of affiliated company	96	221	500	188
Interest income, net	1,913	801	5,940	1,840
(Loss) income before income taxes	(75,237)	(16,275)	(90,870)	7,975
Income tax provision (benefit)	27,265	(4,867)	20,762	4,233
Net (loss) income	$(102,502)	$(11,408)	$(111,632)	$3,742
Net (loss) income per share:
Basic	$(2.73)	$(0.30)	$(2.98)	$0.10
Diluted	$(2.73)	$(0.30)	$(2.98)	$0.10
Weighted average shares outstanding:
Basic	37,484	37,484	37,484	37,451
Diluted	37,484	37,484	37,484	37,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$178,271	$196,219
Accounts receivable, net of allowance of $4,389 and $4,643, respectively	71,761	77,119
Income tax receivable	21,708	5,682
Deferred income taxes	2,385	12,589
Other current assets	9,973	11,111
Total current assets	284,098	302,720
Property and equipment, net	23,961	33,197
Goodwill	123,849	124,826
Other intangible assets, net	51,278	58,927
Deferred income taxes	2,756	13,915
Other assets	7,249	7,349
Total assets	$493,191	$540,934
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,046	$12,395
Accrued expenses	37,401	18,372
Accrued compensation	21,073	20,542
Customer accommodation and quantification	46,878	9,702
Deferred revenue	18,039	21,777
Total current liabilities	133,437	82,788
Deferred income taxes	15,482	—
Other non-current liabilities	3,052	4,196
Commitments and contingencies
Shareholders’ equity:
Common stock—no par value; authorized 60,000 shares; 37,484 and 37,484 shares issued and outstanding, respectively	232,963	232,926
Retained earnings	104,635	216,267
Deferred compensation	332	332
Accumulated other comprehensive income	3,290	4,425
Total shareholders’ equity	341,220	453,950
Total liabilities and shareholders’ equity	$493,191	$540,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Years ended December 31,
	2005	2004
Operating activities:
Net cash (used in) provided by operating activities	$(7,751)	$47,502
Investing activities:
Purchase of property and equipment	(9,535)	(14,754)
Capitalized software	(638)	(22)
Net cash used in investing activities	(10,173)	(14,776)
Financing activities:
Repayment of debt	(25)	(29)
Proceeds from issuance of stock	—	216
Proceeds from exercise of stock options	—	814
Net cash (used in) provided by financing activities	(25)	1,001
Effect of exchange rate changes	1	72
Net (decrease) increase in cash and cash equivalents	(17,948)	33,799
Cash and cash equivalents—beginning of period	196,219	162,420
Cash and cash equivalents—end of period	$178,271	$196,219
Supplemental cash flow information:
Cash paid for:
Interest	$—	$3
Income taxes	$162	$9,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

1.                 Description of Business

We are a provider of medical transcription technology and services, which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in marketing and product development.

2.                 Basis of Presentation

The condensed consolidated interim financial statements included herein are unaudited and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The condensed consolidated interim financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information contained herein. These condensed consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K and the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based upon full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

3.                 Stock-Based Compensation

In December 2002, FASB Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement 148), was issued. Statement 148 amended FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 123, as amended by Statement 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and provide pro forma net income (loss) and net income (loss) per share disclosures for stock-based compensation as if the fair-value based method defined in Statement 123 had been applied.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

Through 2005, we have applied the provisions of APB 25 and provide the pro forma disclosures for our stock option plans in accordance with the provisions of Statement 123 and Statement 148, as shown below.

Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)), which became effective on January 1, 2006, requires us to calculate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as compensation to employees over the period the requisite services are performed. We adopted Statement 123(R) on January 1, 2006.

The following table illustrates the pro forma effect on net (loss) income and per share amounts if we had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation.

	Three months ended December 31,		Years ended December 31,
	2005	2004	2005	2004
Net (loss) income	$(102,502)	$(11,408)	$(111,632)	$3,742
Add: Stock-based employee compensation expense included in reported net (loss) income	—	—	37	209
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,865)	(626)	(3,487)	(3,771)
Pro forma net loss	$(104,367)	$(12,034)	$(115,082)	$180
Basic net (loss) income per share:
As reported	$(2.73)	$(0.30)	$(2.98)	$0.10
Pro forma	$(2.78)	$(0.32)	$(3.07)	$0.00
Diluted net (loss) income per share:
As reported	$(2.73)	$(0.30)	$(2.98)	$0.10
Pro forma	$(2.78)	$(0.32)	$(3.07)	$0.00

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.

4.               Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

The following table reflects the weighted average shares outstanding used to compute basic and diluted net (loss) income per share for the three months and years ended December 31, 2005 and 2004:

	For the three months ended December 31,
	2005			2004
	Net Loss	Shares	Per share Amount	Net Loss	Shares	Per share Amount
Basic	$(102,502)	37,484	$(2.73)	$(11,408)	37,484	$(0.30)
Effect of dilutive stock	—	—	—	—	—	—
Diluted	$(102,502)	37,484	$(2.73)	$(11,408)	37,484	$(0.30)

	Years ended December 31,
	2005			2004
	Net Loss	Shares	Per share Amount	Net Income	Shares	Per share Amount
Basic	$(111,632)	37,484	$(2.98)	$3,742	37,451	$0.10
Effect of dilutive stock	—	—	—	—	185	—
Diluted	$(111,632)	37,484	$(2.98)	$3,742	37,636	$0.10

The computation of diluted net income (loss) per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income (loss) per share. For the three months ended December 31, 2005 and 2004, shares having an anti-dilutive effect on net (loss) income per share and, therefore, excluded from the calculation of diluted (loss) income per share, totaled 3,432 and 4,049 shares, respectively. For the years ended December 31, 2005 and 2004, shares excluded from the calculation of diluted (loss) income per share, totaled 3,432 and 3,619 shares, respectively.

5.                 Customer Accommodation and Quantification

In connection with our decision to offer financial accommodations to our AAMT Customers, we analyzed our historical billing information and the available report-level data to develop individualized accommodation offers to be made to our AAMT Customers (Accommodation Analysis). This analysis took approximately one year to complete. The methodology utilized to develop the individual accommodation offers was designed to generate positive accommodation outcomes for our AAMT Customers. As such, the methodology was not a calculation of potential over billing nor was it intended as a measure of damages or a reflection of any admission of liability due and owed to our AAMT Customers. Instead, the Accommodation Analysis was a methodology that was developed to arrive at commercially reasonable and fair accommodation offers that would be acceptable to our AAMT Customers without negotiation.

In the fourth quarter of 2005, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers to AAMT Customers in the aggregate amount of $65,413. In 2006, this amount was adjusted by a net additional amount of $1,157 resulting in an adjusted aggregate amount of $66,570. By accepting our accommodation offer, an AAMT Customer must agree, among other things, to release us from any and all claims and liability regarding AAMT line and other billing related issues.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

As part of this process, we also conducted an analysis in an attempt to quantify the economic consequences of potentially unauthorized adjustments to AAMT Customers’ ratios and formulae within the transcription platform setups (Quantification). This Quantification was calculated to be $9,835.

Of the authorized cash accommodation amount of $65,413, $57,678 was treated as consideration given by a vendor to a customer and accordingly recorded as a reduction in revenues in 2005. The balance of $7,735 plus an additional $2,100 has been accounted for as a billing error associated with the Quantification resulting in a reduction of revenues in various reporting periods from 1999 to 2005 as noted below.

In connection with the Quantification, we recorded a reduction in revenues and a corresponding increase in accrued expenses of $133 and $931 in December 2005 and 2004, respectively.

The table below reflects the activity associated with the Accommodation Analysis and the Quantification for the three months and years ended December 31, 2005 and 2004.

	Three months ended December 31,		Years ended December 31,
	2005	2004	2005	2004
Beginning balance	$11,129	$9,562	$9,702	$8,771
Quantification	—	140	133	931
Customer accommodation	51,939	—	57,678	—
Payments	(16,190)	—	(20,635)	—
Ending balance	$46,878	$9,702	$46,878	$9,702

The goal of our accommodation program was to reach a settlement with our AAMT Customers. However, the Accommodation Analysis for certain AAMT Customers did not result in positive accommodation outcomes. For certain other customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical AAMT line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006 we modified our accommodation program to enable us to offer this group of AAMT Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit accommodation offers up to an additional $8,700 beyond the previously authorized amount.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

6.                 Cost of Investigation and Legal Proceedings

For the three months ended December 31, 2005 and 2004, we recorded a charge of $10,153 and $3,660, respectively, and for the years ended December 31, 2005 and 2004, we recorded a charge of $34,127 and $10,253, respectively, for costs associated with the Review, Management’s Billing Assessment as well as defense and other costs associated with the governmental investigations and civil litigation. See Note 5. The following is a summary of the amounts recorded in the accompanying condensed consolidated statements of operations:

	Three months ended December 31,		Years ended December 31,
	2005	2004	2005	2004
Legal fees	$5,726	$2,362	$20,858	$8,408
Other professional fees	3,678	471	9,789	471
Nightingale and Associates, LLC (Nightingale) services	705	824	3,207	1,371
Other	44	3	273	3
Total	$10,153	$3,660	$34,127	$10,253

Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs.

7.                 Restructuring Charges

In the third quarter of 2005, we implemented a restructuring plan (2005 Plan) based on the implementation of a centralized national service delivery model. The plan involved the consolidation of operating facilities and a related reduction in workforce. The table below reflects the financial statement activity related to the 2005 Plan which is included in accrued expenses in the accompanying consolidated balance sheet.

	Total	Non-Cancelable Leases	Severance	Equipment
Initial charge	$630	$544	$86	$—
Usage	(259)	(173)	(86)	—
Balance as of September 30, 2005	371	371	—	—
Additional charge	2,627	1,790	618	219
Usage	(948)	(468)	(261)	(219)
Balance as of December 31, 2005	$2,050	$1,693	$357	$—

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

8.                 Property and Equipment

Property and equipment consisted of the following as of December 31:

	2005	2004
Computer equipment	$36,640	$69,206
Communication equipment	11,466	45,355
Software	13,067	11,841
Furniture and office equipment	2,165	3,874
Leasehold improvements	2,760	4,157
Other	—	35
Total property and equipment	66,098	134,468
Less: accumulated depreciation	(42,137)	(101,271)
Property and equipment, net	$23,961	$33,197

In the fourth quarter of 2005, based upon an inventory of fixed assets, we recorded a write-off of $4,070 (original cost $29,116 less accumulated depreciation $25,046). This expense was allocated between cost of revenues ($3,851) and restructuring charges related to the 2005 Plan ($219). In addition, during 2005 and 2004, $50,832 and $7,942, respectively, in fully depreciated assets no longer in use were written off which had no impact on net (loss) income.

9.                 Goodwill and Other Intangible Assets

Goodwill

In December 2004, we changed our organization structure from two reporting units (Services and Solutions) to one reporting unit. At that time, we tested the goodwill valuation of each reporting unit for impairment. Accordingly, in December 2004, a goodwill impairment charge of $14,603 was recorded related to the Solutions reporting unit. The impairment charge is included as a separate line item in the accompanying condensed consolidated statements of operations.

The following table reflects the activity and changes in the carrying amount of goodwill for the year ended December 31, 2005 and 2004:

Balance as of December 31, 2003	$139,042
Foreign currency adjustments	668
Tax adjustment	(281)
Goodwill impairment	(14,603)
Balance as of December 31, 2004	124,826
Foreign currency adjustments	(696)
Tax adjustment	(281)
Balance as of December 31, 2005	$123,849

The foreign currency adjustments reflect changes in the period-end currency rates of our foreign subsidiaries. The tax adjustment is due to book/tax differences related to two acquisitions in which tax

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

goodwill exceeded the book value of the goodwill, resulting in a permanent favorable difference that reduces goodwill as it is recognized on our tax returns.

Other Intangible Assets

As part of the Lanier acquisition in 2002, we acquired a tradename used on Lanier products. In December 2004, our plans to continue selling this product changed and we determined that the tradename would be disposed of before its previously established useful life. In accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we compared the carrying value to its fair value. An impairment charge of $475 was recorded in December 2004 representing the excess of carrying value over fair value.

10.          Investment in A-Life Medical, Inc. (A-Life)

As of December 31, 2005 and 2004, we had an investment of $5,015 and $4,515, respectively, in A-Life, a privately held entity which provides advanced natural language processing technology for the medical industry. Our investment is recorded under the equity method of accounting since we owned 33.6% of A-Life’s outstanding voting shares as of December 31, 2005 and 2004. Our investment in A-Life is recorded in other assets in the accompanying condensed consolidated balance sheets.

In August 2001, we entered into an Advance Agreement with A-Life (Advance Agreement). The Advance Agreement required a prepayment of $1,000 for $1,600 in services to be provided by A-Life to us. The Advance Agreement had an expiration date of December 31, 2005. Due to significantly lower than expected revenues as well as a determination that services to be provided by A-Life over the remaining life of the contract would not utilize the prepaid balance as of December 31, 2004, we recorded an impairment charge of $706 in the fourth quarter of 2004 in cost of revenues. The Advance Agreement terminated on December 31, 2005.

11.          Commitments and Contingencies

For a complete discussion of our December 31, 2005 commitments and contingencies, please refer to Note 14 to our audited consolidated financial statements included elsewhere in this Form 10-K.

12.          Income Taxes

In the fourth quarter of 2005, a valuation allowance of $56,808 was established against various domestic deferred tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that a majority of the domestic deferred tax assets would not be realized.

Domestic deferred tax assets were recognized to the extent that objective positive evidence existed with respect to their future utilization. The objective positive evidence included the potential to carry back any losses generated by the deferred tax assets in the future as well as income expected to be recognized due to the reversal of deferred tax liabilities as of December 31, 2005. In analyzing deferred tax liabilities as a source for potential income for purposes of recognizing deferred tax assets, the deferred tax liabilities related to excess book basis in goodwill over tax basis in goodwill were not considered a source of future

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

income due to their indefinite life and uncertainty of reversal during the same period as the deferred tax assets.

In the fourth quarter of 2004, a valuation allowance of $1,476 was established against deferred tax assets generated in foreign jurisdictions since management felt it was more likely than not that these assets would not be utilized. This valuation allowance was decreased by $245 during 2005.

13.          Related Party Transactions

For a description of our various agreements with Philips and our agreement with Nightingale, please refer to Note 18 to our audited consolidated financial statements included elsewhere in this Form 10-K.

From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $465 and $218 for the three months ended December 31, 2005 and 2004, respectively, and $754 and $650 for the years ended December 31, 2005 and 2004, respectively.

Our condensed consolidated balance sheets as of December 31, 2005 and 2004 reflect other current assets related to Philips of $1,786 and $2,249, respectively, and accrued expenses related to Philips of $987 and $847, respectively.

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three months and years ended December 31, 2005 and 2004. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

	Three months ended December 31,		Years ended December 31,
	2005	2004	2005	2004
PSRS licensing	$419	$—	$1,216	$—
PSRS consulting	1	317	162	435
OEM agreement	783	864	1,521	1,851
Dictation equipment	261	221	1,238	720
Insurance	240	174	957	696
PENAC	10	—	54	50
Marketing and management	—	501	248	589
Total	$1,714	$2,077	$5,396	$4,341

For the three months ended December 31, 2005 and 2004, we incurred charges of $705 and $824, respectively, and for the years ended December 31, 2005 and 2004, we incurred charges of $3,207 and $1,371, respectively, for Nightingale services. As of December 31, 2005 and 2004, accrued expenses included $487 and $529, respectively, for amounts due to Nightingale for services performed.

See Note 10 for a discussion of the agreements with A-Life.

MEDQUIST INC. and SUBSIDIARIES
Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2005

MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenues	$97,084	$112,605	$308,897	$342,239
Operating costs and expenses:
Cost of revenues	75,353	83,650	238,629	251,231
Selling, general and administrative	13,116	11,834	38,900	32,711
Research and development	2,641	3,223	7,587	7,751
Depreciation	4,341	4,780	13,059	13,913
Amortization of intangible assets	2,031	2,133	6,182	6,796
Cost of investigation and legal proceedings	9,293	2,255	23,974	6,593
Restructuring charges	630	—	630	—
Total operating costs and expenses	107,405	107,875	328,961	318,995
Operating (loss) income	(10,321)	4,730	(20,064)	23,244
Equity in income (loss) of affiliated company	137	81	404	(33)
Interest income, net	1,623	502	4,027	1,039
(Loss) income before income taxes	(8,561)	5,313	(15,633)	24,250
Income tax (benefit) provision	(3,839)	1,863	(6,503)	9,100
Net (loss) income	$(4,722)	$3,450	$(9,130)	$15,150
Net (loss) income per share:
Basic	$(0.13)	$0.09	$(0.24)	$0.40
Diluted	$(0.13)	$0.09	$(0.24)	$0.40
Weighted average shares outstanding:
Basic	37,484	37,484	37,484	37,466
Diluted	37,484	37,595	37,484	37,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$198,803	$196,219
Accounts receivable, net of allowance of $4,407 and $4,643, respectively	70,878	77,119
Income tax receivable	16,451	5,682
Deferred income taxes	10,833	12,589
Other current assets	10,302	11,111
Total current assets	307,267	302,720
Property and equipment, net	27,304	33,197
Goodwill	124,221	124,826
Other intangible assets, net	52,805	58,927
Deferred income taxes	11,566	13,915
Other assets	7,088	7,349
Total assets	$530,251	$540,934
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,327	$12,395
Accrued expenses	21,356	18,372
Accrued compensation	20,999	20,542
Customer accommodation and quantification	11,129	9,702
Deferred revenue	18,675	21,777
Total current liabilities	83,486	82,788
Other non-current liabilities	3,011	4,196
Commitments and contingencies
Shareholders’ equity:
Common stock—no par value; authorized 60,000 shares; 37,484 and 37,484 shares issued and outstanding, respectively	232,962	232,926
Retained earnings	207,138	216,267
Deferred compensation	332	332
Accumulated other comprehensive income	3,322	4,425
Total shareholders’ equity	443,754	453,950
Total liabilities and shareholders’ equity	$530,251	$540,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Nine months ended
	September 30,
	2005	2004
Operating activities:
Net cash provided by operating activities	$9,909	$39,157
Investing activities:
Purchase of property and equipment	(7,189)	(10,663)
Capitalized software	(37)	—
Net cash used in investing activities	(7,226)	(10,663)
Financing activities:
Repayment of debt	(25)	(29)
Proceeds from issuance of stock	—	216
Proceeds from exercise of stock options	—	814
Net cash (used in) provided by financing activities	(25)	1,001
Effect of exchange rate changes	(74)	(81)
Net increase in cash and cash equivalents	2,584	29,414
Cash and cash equivalents—beginning of period	196,219	162,420
Cash and cash equivalents—end of period	$198,803	$191,834
Supplemental cash flow information:
Cash paid for:
Interest	$—	$3
Income taxes	$596	$9,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

1.                 Description of Business

We are a provider of medical transcription technology and services, which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in marketing and product development.

2.                 Basis of Presentation

The condensed consolidated interim financial statements included herein are unaudited and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The condensed consolidated interim financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information contained herein. These condensed consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K and the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based upon full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

3.                 Stock-Based Compensation

In December 2002, FASB Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement 148), was issued. Statement 148 amended FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 123, as amended by Statement 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and provide pro forma net income (loss) and net income (loss) per share disclosures for stock-based compensation as if the fair-value based method defined in Statement 123 had been applied.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

Through 2005, we have applied the provisions of APB 25 and provide the pro forma disclosures for our stock option plans in accordance with the provisions of Statement 123 and Statement 148, as shown below.

Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)), which became effective on January 1, 2006, requires us to calculate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as compensation to employees over the period the requisite services are performed. We adopted Statement 123(R) on January 1, 2006.

The following table illustrates the pro forma effect on net (loss) income and per share amounts if we had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income	$(4,722)	$3,450	$(9,130)	$15,150
Add: Stock-based employee compensation expense included in reported net (loss) income	—	209	37	209
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(503)	(896)	(1,622)	(3,145)
Pro forma net (loss) income	$(5,225)	$2,763	$(10,715)	$12,214
Basic net (loss) income per share:
As reported	$(0.13)	$0.09	$(0.24)	$0.40
Pro forma	$(0.14)	$0.07	$(0.29)	$0.33
Diluted net (loss) income per share:
As reported	$(0.13)	$0.09	$(0.24)	$0.40
Pro forma	$(0.14)	$0.07	$(0.29)	$0.32

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.

4.                 Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

The following table reflects the weighted average shares outstanding used to compute basic and diluted net (loss) income per share for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,
	2005			2004
	Net Loss	Shares	Per share Amount	Net Income	Shares	Per share Amount
Basic	$(4,722)	37,484	$(0.13)	$3,450	37,484	$0.09
Effect of dilutive stock	—	—	—	—	111	—
Diluted	$(4,722)	37,484	$(0.13)	$3,450	37,595	$0.09

	For the nine months ended September 30,
	2005			2004
	Net Loss	Shares	Per share Amount	Net Income	Shares	Per share Amount
Basic	$(9,130)	37,484	$(0.24)	$15,150	37,466	$0.40
Effect of dilutive stock	—	—	—	—	177	—
Diluted	$(9,130)	37,484	$(0.24)	$15,150	37,643	$0.40

The computation of diluted net income (loss) per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income (loss) per share. For the three months ended September 30, 2005 and 2004, shares having an anti-dilutive effect on net (loss) income per share and, therefore, excluded from the calculation of diluted (loss) income per share, totaled 3,548 and 3,942 shares, respectively. For the nine months ended September 30, 2005 and 2004, shares excluded from the calculation of diluted (loss) income per share, totaled 3,548 and 3,942 shares, respectively.

5.                 Cost of Investigation and Legal Proceedings

For the three months ended September 30, 2005 and 2004, we recorded a charge of $9,293 and $2,255, respectively, and for the nine months ended September 30, 2005 and 2004, we recorded a charge of $23,974 and $6,593, respectively, for costs associated with the Review, Management’s Billing Assessment as well as defense and other costs associated with the governmental investigations and civil litigation. See Note 9. The following is a summary of the amounts recorded in the accompanying condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Legal fees	$5,800	$1,708	$15,132	$6,046
Other professional fees	2,668	—	6,111	—
Nightingale and Associates, LLC (Nightingale) services	762	547	2,502	547
Other	63	—	229	—
Total	$9,293	$2,255	$23,974	$6,593

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs.

6.                 Restructuring Charges

In the third quarter of 2005, we implemented a restructuring plan (2005 Plan) based on the implementation of a centralized national service delivery model. The plan involved the consolidation of operating facilities and a related reduction in workforce. The table below reflects the financial statement activity related to the 2005 Plan which is included in accrued expenses in the accompanying consolidated balance sheet.

	Non-Cancelable
	Total	Leases	Severance
Initial charge	$630	$544	$86
Usage	(259)	(173)	(86)
Balance as of September 30, 2005	$371	$371	$—

7.                 Commitments and Contingencies

For a complete discussion of our December 31, 2005 commitments and contingencies, please refer to Note 14 to our audited consolidated financial statements included elsewhere in this Form 10-K.

8.                 Related Party Transactions

For a description of our various agreements with Philips and our agreement with Nightingale, please refer to Note 18 to our audited consolidated financial statements included elsewhere in this Form 10-K.

From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $104 and $45 for the three months ended September 30, 2005 and 2004, respectively, and $289 and $432 for the nine months ended September 30, 2005 and 2004, respectively.

Our condensed consolidated balance sheets as of September 30, 2005 and 2004 reflect other current assets related to Philips of $1,204 and $0, respectively, and accrued expenses related to Philips of $514 and $466, respectively.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three and nine months ended September 30, 2005 and 2004. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
PSRS licensing	$315	$—	$797	$—
PSRS consulting	—	80	161	118
OEM agreement	197	887	738	987
Dictation equipment	209	203	977	499
Insurance	239	174	717	522
PENAC	10	13	44	50
Marketing and management	—	86	248	88
Total	$970	$1,443	$3,682	$2,264

For the three months ended September 30, 2005 and 2004, we incurred charges of $762 and $547, respectively, and for the nine months ended September 30, 2005 and 2004, we incurred charges of $2,502 and $547, respectively, for Nightingale services. As of September 30, 2005 and 2004, accrued expenses included $741 and $183, respectively, for amounts due to Nightingale for services performed.

In 2001, we entered into an Advance Agreement with A-Life Medical, Inc. (A-Life), a privately held entity that we owned 33.6% of the outstanding voting shares of during 2005 and 2004. The agreement required a prepayment of $1,000 for $1,600 in services to be provided to us by A-Life.

9.                 Customer Accommodation and Quantification

In connection with our decision to offer financial accommodations to our AAMT Customers, we analyzed our historical billing information and the available report-level data to develop individualized accommodation offers to be made to our AAMT Customers (Accommodation Analysis). This analysis took approximately one year to complete. The methodology utilized to develop the individual accommodation offers was designed to generate positive accommodation outcomes for our AAMT Customers. As such, the methodology was not a calculation of potential over billing nor was it intended as a measure of damages or a reflection of any admission of liability due and owed to our AAMT Customers. Instead, the Accommodation Analysis was a methodology that was developed to arrive at commercially reasonable and fair accommodation offers that would be acceptable to our AAMT Customers without negotiation.

In the fourth quarter of 2005, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers to AAMT Customers in the aggregate amount of $65,413. In 2006, this amount was adjusted by a net additional amount of $1,157 resulting in an adjusted aggregate amount of $66,570. By accepting our accommodation offer, an AAMT Customer must

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

agree, among other things, to release us from any and all claims and liability regarding AAMT line and other billing related issues.

As part of this process, we also conducted an analysis in an attempt to quantify the economic consequences of potentially unauthorized adjustments to AAMT Customers’ ratios and formulae within the transcription platform setups (Quantification). This Quantification was calculated to be $9,835.

Of the authorized cash accommodation amount of $65,413, $57,678 was treated as consideration given by a vendor to a customer and accordingly recorded as a reduction in revenues in 2005. The balance of $7,735 plus an additional $2,100 has been accounted for as a billing error associated with the Quantification resulting in a reduction of revenues in various reporting periods from 1999 to 2005 as noted below.

The table below reflects the activity associated with the Accommodation Analysis and the Quantification for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Beginning balance	$10,405	$9,361	$9,702	$8,771
Quantification	—	201	133	791
Customer accommodation	4,190	—	5,739	—
Payments	(3,466)	—	(4,445)	—
Ending balance	$11,129	$9,562	$11,129	$9,562

The goal of our accommodation program was to reach a settlement with our AAMT Customers. However, the Accommodation Analysis for certain AAMT Customers did not result in positive accommodation outcomes. For certain other customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical AAMT line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006 we modified our accommodation program to enable us to offer this group of AAMT Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit accommodation offers up to an additional $8,700 beyond the previously authorized amount.

MEDQUIST INC. and SUBSIDIARIES

Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2005

MedQuist Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	$103,364	$112,845	$211,813	$229,634
Operating costs and expenses:
Cost of revenues	80,473	83,752	163,276	167,581
Selling, general and administrative	12,230	9,555	25,784	20,877
Research and development	2,482	2,122	4,946	4,528
Depreciation	4,354	4,601	8,718	9,133
Amortization of intangible assets	2,049	2,225	4,151	4,663
Cost of investigation and legal proceedings	8,455	3,595	14,681	4,338
Total operating costs and expenses	110,043	105,850	221,556	211,120
Operating (loss) income	(6,679)	6,995	(9,743)	18,514
Equity in income (loss) of affiliated company	85	(59)	267	(114)
Interest income, net	1,369	284	2,404	537
(Loss) income before income taxes	(5,225)	7,220	(7,072)	18,937
Income tax (benefit) provision	(1,977)	2,759	(2,664)	7,237
Net (loss) income	$(3,248)	$4,461	$(4,408)	$11,700
Net (loss) income per share:
Basic	$(0.09)	$0.12	$(0.12)	$0.31
Diluted	$(0.09)	$0.12	$(0.12)	$0.31
Weighted average shares outstanding:
Basic	37,484	37,473	37,484	37,515
Diluted	37,484	37,656	37,484	37,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

Unaudited

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$198,187	$196,219
Accounts receivable, net of allowance of $4,302 and $4,643, respectively	73,619	77,119
Income tax receivable	10,877	5,682
Deferred income taxes	11,419	12,589
Other current assets	12,340	11,111
Total current assets	306,442	302,720
Property and equipment, net	29,146	33,197
Goodwill	124,309	124,826
Other intangible assets, net	54,791	58,927
Deferred income taxes	12,663	13,915
Other assets	6,935	7,349
Total assets	$534,286	$540,934
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,000	$12,395
Accrued expenses	20,881	18,372
Accrued compensation	20,431	20,542
Customer accommodation and quantification	10,405	9,702
Deferred revenue	19,767	21,777
Total current liabilities	82,484	82,788
Other long-term liabilities	3,109	4,196
Commitments and contingencies
Shareholders’ equity:
Common stock—no par value; authorized 60,000 shares; 37,484 and 37,484 shares issued and outstanding, respectively	232,962	232,926
Retained earnings	211,858	216,267
Deferred compensation	332	332
Accumulated other comprehensive income	3,541	4,425
Total shareholders’ equity	448,693	453,950
Total liabilities and shareholders’ equity	$534,286	$540,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Six months ended June 30,
	2005	2004
Operating activities:
Net cash provided by operating activities	$6,677	$26,457
Investing activities:
Net cash used in investing activities	(4,676)	(6,440)
Financing activities:
Repayment of debt	(25)	(28)
Proceeds from issuance of stock	—	216
Proceeds from exercise of stock options	—	814
Net cash (used in) provided by financing activities	(25)	1,002
Effect of exchange rate changes	(8)	65
Net increase in cash and cash equivalents	1,968	21,084
Cash and cash equivalents—beginning of period	196,219	162,420
Cash and cash equivalents—end of period	$198,187	$183,504
Supplemental cash flow information:
Cash paid for:
Interest	$—	$3
Income taxes	$448	$8,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2005 and 2004
(In thousands, except per share amounts)

1.    Description of Business

We are a provider of medical transcription technology and services, which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in marketing and product development.

2.    Basis of Presentation

The condensed consolidated interim financial statements included herein are unaudited and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The condensed consolidated interim financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information contained herein. These condensed consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K and the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based upon full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

3.    Stock-Based Compensation

In December 2002, FASB Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement 148), was issued. Statement 148 amended FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 123, as amended by Statement 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and provide pro forma net income (loss) and net income (loss) per share disclosures for stock-based compensation as if the fair-value based method defined in Statement 123 had been applied. Through 2005, we have applied the provisions of APB 25 and provide the pro forma disclosures for our stock option plans in accordance with the provisions of Statement 123 and Statement 148, as shown below.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2005 and 2004
(In thousands, except per share amounts)

Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)), which became effective on January 1, 2006, requires us to calculate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as compensation to employees over the period the requisite services are performed. We adopted Statement 123(R) on January 1, 2006.

The following table illustrates the pro forma effect on net (loss) income and per share amounts if we had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net (loss) income	$(3,248)	$4,461	$(4,408)	$11,700
Add: Stock-based employee compensation expense included in reported net (loss) income	—	—	37	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(486)	(794)	(1,119)	(2,249)
Pro forma net (loss) income	$(3,734)	$3,667	$(5,490)	$9,451
Basic net (loss) income per share:
As reported	$(0.09)	$0.12	$(0.12)	$0.31
Pro forma	$(0.10)	$0.10	$(0.15)	$0.25
Diluted net (loss) income per share:
As reported	$(0.09)	$0.12	$(0.12)	$0.31
Pro forma	$(0.10)	$0.10	$(0.15)	$0.25

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.

4.    Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

The following table reflects the weighted average shares outstanding used to compute basic and diluted net (loss) income per share for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,
	2005			2004
	Net Loss	Shares	Per share Amount	Net Income	Shares	Per share Amount
Basic	$(3,248)	37,484	$(0.09)	$4,461	37,473	$0.12
Effect of dilutive stock	—	—	—	—	183	—
Diluted	$(3,248)	37,484	$(0.09)	$4,461	37,656	$0.12

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2005 and 2004
(In thousands, except per share amounts)

	For the six months ended June 30,
	2005			2004
	Net Loss	Shares	Per share Amount	Net Income	Shares	Per share Amount
Basic	$(4,408)	37,484	$(0.12)	$11,700	37,515	$0.31
Effect of dilutive stock	—	—	—	—	160	—
Diluted	$(4,408)	37,484	$(0.12)	$11,700	37,675	$0.31

The computation of diluted net income (loss) per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income (loss) per share. For the three months ended June 30, 2005 and 2004, shares having an anti-dilutive effect on net (loss) income per share and, therefore, excluded from the calculation of diluted (loss) income per share, totaled 3,710 and 4,127 shares, respectively. For the six months ended June 30, 2005 and 2004, shares excluded from the calculation of diluted (loss) income per share, totaled 3,710 and 3,802 shares, respectively.

5.    Cost of Investigation and Legal Proceedings

For the three months ended June 30, 2005 and 2004, we recorded a charge of $8,455 and $3,595, respectively, and for the six months ended June 30, 2005 and 2004, we recorded a charge of $14,681 and $4,338, respectively, for costs associated with the Review, Management’s Billing Assessment as well as defense and other costs associated with the governmental investigations and civil litigation. See Note 8. The following is a summary of the amounts recorded in the accompanying condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Legal fees	$4,888	$3,595	$9,332	$4,338
Other professional fees	2,618	—	3,443	—
Nightingale and Associates, LLC (Nightingale) services	848	—	1,740	—
Other	101	—	166	—
Total	$8,455	$3,595	$14,681	$4,338

Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs.

6.   Commitments and Contingencies

For a complete discussion of our December 31, 2005 commitments and contingencies, please refer to Note 14 to our audited consolidated financial statements included elsewhere in this Form 10-K.

7.   Related Party Transactions

For a description of our various agreements with Philips and our agreement with Nightingale, please refer to Note 18 to our audited consolidated financial statements included elsewhere in this Form 10-K.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2005 and 2004
(In thousands, except per share amounts)

From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $155 and $9 for the three months ended June 30, 2005 and 2004, respectively, and $185 and $387 for the six months ended June 30, 2005 and 2004, respectively.

Our condensed consolidated balance sheets as of June 30, 2005 and 2004 reflect other current assets related to Philips of $1,520 and $0, respectively, and accrued expenses related to Philips of $412 and $176, respectively.

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements mentioned above for the three and six months ended June 30, 2005 and 2004. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
PSRS licensing	$301	$—	$482	$—
PSRS consulting	—	38	161	38
OEM agreement	472	100	541	100
Dictation equipment	405	97	768	296
Insurance	239	174	478	348
PENAC	10	13	34	37
Marketing and management	96	—	248	2
Total	$1,523	$422	$2,712	$821

For the three and six months ended June 30, 2005, we incurred charges of $848 and $1,740, respectively, for Nightingale services. As of June 30, 2005, accrued expenses included $725 for amounts due to Nightingale for services performed.

In 2001, we entered into an Advance Agreement with A-Life Medical, Inc. (A-Life), a privately held entity that we owned 33.6% of the outstanding voting shares of during 2005 and 2004. The agreement required a prepayment of $1,000 for $1,600 in services to be provided to us by A-Life.

8.   Customer Accommodation and Quantification

In connection with our decision to offer financial accommodations to our AAMT Customers, we analyzed our historical billing information and the available report-level data to develop individualized accommodation offers to be made to our AAMT Customers (Accommodation Analysis). This analysis took approximately one year to complete. The methodology utilized to develop the individual accommodation offers was designed to generate positive accommodation outcomes for our AAMT Customers. As such, the methodology was not a calculation of potential over billing nor was it intended as a measure of damages or a reflection of any admission of liability due and owed to our AAMT Customers. Instead, the Accommodation Analysis was a methodology that was developed to arrive at commercially reasonable and fair accommodation offers that would be acceptable to our AAMT Customers without negotiation.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2005 and 2004
(In thousands, except per share amounts)

In the fourth quarter of 2005, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers to AAMT Customers in the aggregate amount of $65,413. In 2006, this amount was adjusted by a net additional amount of $1,157 resulting in an adjusted aggregate amount of $66,570. By accepting our accommodation offer, an AAMT Customer must agree, among other things, to release us from any and all claims and liability regarding AAMT line and other billing related issues.

As part of this process, we also conducted an analysis in an attempt to quantify the economic consequences of potentially unauthorized adjustments to AAMT Customers’ ratios and formulae within the transcription platform setups (Quantification). This Quantification was calculated to be $9,835.

Of the authorized cash accommodation amount of $65,413, $57,678 was treated as consideration given by a vendor to a customer and accordingly recorded as a reduction in revenues in 2005. The balance of $7,735 plus an additional $2,100 has been accounted for as a billing error associated with the Quantification resulting in a reduction of revenues in various reporting periods from 1999 to 2005 as noted below.

The table below reflects the activity associated with the Accommodation Analysis and the Quantification for the three and six months ended June, 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Beginning balance	$9,807	$9,116	$9,702	$8,771
Quantification	28	245	133	590
Customer accommodation	1,549	—	1,549	—
Payments	(979)	—	(979)	—
Ending balance	$10,405	$9,361	$10,405	$9,361

The goal of our accommodation program was to reach a settlement with our AAMT Customers. However, the Accommodation Analysis for certain AAMT Customers did not result in positive accommodation outcomes. For certain other customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical AAMT line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006 we modified our accommodation program to enable us to offer this group of AAMT Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit accommodation offers up to an additional $8,700 beyond the previously authorized amount.

MEDQUIST INC. and SUBSIDIARIES
Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2005

MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended
	March 31,
	2005	2004
Net revenues	$108,449	$116,789
Operating costs and expenses:
Cost of revenues	82,803	83,829
Selling, general and administrative	13,554	11,322
Research and development	2,464	2,406
Depreciation	4,364	4,532
Amortization of intangible assets	2,102	2,438
Cost of investigation and legal proceedings	6,226	743
Total operating costs and expenses	111,513	105,270
Operating (loss) income	(3,064)	11,519
Equity in income (loss) of affiliated company	182	(55)
Interest income, net	1,035	253
(Loss) income before income taxes	(1,847)	11,717
Income tax (benefit) provision	(687)	4,478
Net (loss) income	$(1,160)	$7,239
Net (loss) income per share:
Basic	$(0.03)	$0.19
Diluted	$(0.03)	$0.19
Weighted average shares outstanding:
Basic	37,484	37,387
Diluted	37,484	37,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$198,711	$196,219
Accounts receivable, net of allowance of $4,984 and $4,643, respectively	73,805	77,119
Income tax receivable	7,463	5,682
Deferred income taxes	11,933	12,589
Other current assets	11,806	11,111
Total current assets	303,718	302,720
Property and equipment, net	31,659	33,197
Goodwill	124,672	124,826
Other intangible assets, net	56,833	58,927
Deferred income taxes	13,523	13,915
Other assets	6,875	7,349
Total assets	$537,280	$540,934
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,094	$12,395
Accrued expenses	18,736	18,372
Accrued compensation	20,343	20,542
Customer accommodation and quantification	9,807	9,702
Deferred revenue	21,221	21,777
Total current liabilities	81,201	82,788
Other non-current liabilities	3,513	4,196
Commitments and contingencies
Shareholders’ equity:
Common stock—no par value; authorized 60,000 shares;
37,484 and 37,484 shares issued and outstanding, respectively	232,962	232,926
Retained earnings	215,108	216,267
Deferred compensation	332	332
Accumulated other comprehensive income	4,164	4,425
Total shareholders’ equity	452,566	453,950
Total liabilities and shareholders’ equity	$537,280	$540,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Three months ended
	March 31,
	2005	2004
Operating activities:
Net cash provided by operating activities	$5,325	$19,850
Investing activities:
Net cash used in investing activities	(2,829)	(3,072)
Financing activities:
Repayment of debt	—	(2)
Proceeds from issuance of stock	—	216
Proceeds from exercise of stock options	—	691
Net cash provided by financing activities	—	905
Effect of exchange rate changes	(4)	32
Net increase in cash and cash equivalents	2,492	17,715
Cash and cash equivalents—beginning of period	196,219	162,420
Cash and cash equivalents—end of period	$198,711	$180,135
Supplemental cash flow information:
Cash paid for:
Income taxes	$147	$1,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

1.               Description of Business

We are a provider of medical transcription technology and services, which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in marketing and product development.

2.               Basis of Presentation

The condensed consolidated interim financial statements included herein are unaudited and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The condensed consolidated interim financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information contained herein. These condensed consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K and the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based upon full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

3.               Stock-Based Compensation

In December 2002, FASB Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement 148), was issued. Statement 148 amended FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 123, as amended by Statement 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and provide pro forma net income (loss) and net income (loss) per share disclosures for stock-based compensation as if the fair-value based method defined in Statement 123 had been applied.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

Through 2005, we have applied the provisions of APB 25 and provide the pro forma disclosures for our stock option plans in accordance with the provisions of Statement 123 and Statement 148, as shown below.

Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)), which became effective on January 1, 2006, requires us to calculate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as compensation to employees over the period the requisite services are performed. We adopted Statement 123(R) on January 1, 2006.

The following table illustrates the pro forma effect on net (loss) income and per share amounts if we had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation.

	Three months ended
	March 31,
	2005	2004
Net (loss) income	$(1,160)	$7,239
Add: Stock-based employee compensation expense included in reported net (loss) income	37	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(633)	(1,455)
Pro forma net (loss) income	$(1,756)	$5,784
Basic net (loss) income per share:
As reported	$(0.03)	$0.19
Pro forma	$(0.05)	$0.15
Diluted net (loss) income per share:
As reported	$(0.03)	$0.19
Pro forma	$(0.05)	$0.15

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.

4.               Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

The following table reflects the weighted average shares outstanding used to compute basic and diluted net (loss) income per share for the three months ended March 31, 2005 and 2004:

	For the three months ended March 31,
	2005			2004
	Net Loss	Shares	Per share Amount	Net Income	Shares	Per share Amount
Basic	$(1,160)	37,484	$(0.03)	$7,239	37,387	$0.19
Effect of dilutive stock	—	—	—	—	322	—
Diluted	$(1,160)	37,484	$(0.03)	$7,239	37,709	$0.19

The computation of diluted net income (loss) per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income (loss) per share. For the three months ended March 31, 2005 and 2004, shares having an anti-dilutive effect on net (loss) income per share and, therefore, excluded from the calculation of diluted (loss) income per share, totaled 3,901 and 3,951 shares, respectively.

5.               Cost of Investigation and Legal Proceedings

For the three months ended March 31, 2005 and 2004, we recorded a charge of $6,226 and $743, respectively, for costs associated with the Review, Management’s Billing Assessment as well as defense and other costs associated with the governmental investigations and civil litigation. See Note 8. The following is a summary of the amounts recorded in the accompanying condensed consolidated statements of operations:

	Three months ended March 31,
	2005	2004
Legal fees	$4,444	$743
Other professional fees	825	—
Nightingale and Associates, LLC (Nightingale) services	892	—
Other	65	—
Total	$6,226	$743

Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs.

6.               Commitments and Contingencies

For a complete discussion of our December 31, 2005 commitments and contingencies, please refer to Note 14 to our audited consolidated financial statements included elsewhere in this Form 10-K.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

7.               Related Party Transactions

For a description of our various agreements with Philips and our agreement with Nightingale, please refer to Note 18 to our audited consolidated financial statements included elsewhere in this Form 10-K.

From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $30 and $379 for the three months ended March 31, 2005 and 2004, respectively.

Our condensed consolidated balance sheets as of March 31, 2005 and 2004 reflect other current assets related to Philips of $2,031 and $0, respectively, and accrued expenses related to Philips of $913 and $248, respectively.

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three months ended March 31, 2005 and 2004. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

	Three months ended March 31,
	2005	2004
PSRS licensing	$181	$—
PSRS consulting	161	—
OEM agreement	69	—
Dictation equipment	363	199
Insurance	239	174
PENAC	24	24
Marketing and management	152	2
Total	$1,189	$399

For the three months ended March 31, 2005, we incurred a charge of $892 for Nightingale services. As of March 31, 2005 accrued expenses included $275 for amounts due to Nightingale for services performed.

In 2001, we entered into an Advance Agreement with A-Life Medical, Inc. (A-Life), a privately held entity that we owned 33.6% of the outstanding voting shares of during 2005 and 2004. The agreement required a prepayment of $1,000 for $1,600 in services to be provided to us by A-Life.

8.               Customer Accommodation and Quantification

In connection with our decision to offer financial accommodations to our AAMT Customers, we analyzed our historical billing information and the available report-level data to develop individualized accommodation offers to be made to our AAMT Customers (Accommodation Analysis). This analysis took approximately one year to complete. The methodology utilized to develop the individual accommodation offers was designed to generate positive accommodation outcomes for our AAMT Customers. As such, the methodology was not a calculation of potential over billing nor was it intended as a measure of damages or a reflection of any admission of liability due and owed to our AAMT Customers.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2005 and 2004
(In thousands, except per share amounts)
Unaudited

Instead, the Accommodation Analysis was a methodology that was developed to arrive at commercially reasonable and fair accommodation offers that would be acceptable to our AAMT Customers without negotiation.

In the fourth quarter of 2005, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers to AAMT Customers in the aggregate amount of $65,413. In 2006, this amount was adjusted by a net additional amount of $1,157 resulting in an adjusted aggregate amount of $66,570. By accepting our accommodation offer, an AAMT Customer must agree, among other things, to release us from any and all claims and liability regarding AAMT line and other billing related issues.

As part of this process, we also conducted an analysis in an attempt to quantify the economic consequences of potentially unauthorized adjustments to AAMT Customers’ ratios and formulae within the transcription platform setups (Quantification). This Quantification was calculated to be $9,835.

Of the authorized cash accommodation amount of $65,413, $57,678 was treated as consideration given by a vendor to a customer and accordingly recorded as a reduction in revenues in 2005. The balance of $7,735 plus an additional $2,100 has been accounted for as a billing error associated with the Quantification resulting in a reduction of revenues in various reporting periods from 1999 to 2005 as noted below.

The table below reflects the activity associated with the Accommodation Analysis and the Quantification for the three months ended March, 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
Beginning balance	$9,702	$8,771
Quantification	105	345
Ending balance	$9,807	$9,116

The goal of our accommodation program was to reach a settlement with our AAMT Customers. However, the Accommodation Analysis for certain AAMT Customers did not result in positive accommodation outcomes. For certain other customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical AAMT line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006 we modified our accommodation program to enable us to offer this group of AAMT Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit accommodation offers up to an additional $8,700 beyond the previously authorized amount.

MEDQUIST INC. and SUBSIDIARIES

Condensed Consolidated Financial Statements

For the Three Months and Year ended December 31, 2004

MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended		Years ended
	December 31,		December 31,
	2004	2003	2004	2003
Net revenues	$109,655	$117,594	$451,894	$484,762
Operating costs and expenses:
Cost of revenues	85,001	86,799	336,232	348,428
Selling, general and administrative	13,725	10,996	46,436	43,738
Research and development	2,788	3,495	10,539	10,228
Depreciation	4,608	4,449	18,521	18,658
Amortization of intangible assets	2,092	3,323	8,888	9,754
Cost of investigation and legal proceedings	3,660	—	10,253	—
Impairment charges	15,078	—	15,078	—
Restructuring credits	—	(54)	—	(277)
Total operating costs and expenses	126,952	109,008	445,947	430,529
Operating (loss) income	(17,297)	8,586	5,947	54,233
Equity in income (loss) of affiliated company	221	(84)	188	(513)
Interest income, net	801	377	1,840	1,073
(Loss) income before income taxes	(16,275)	8,879	7,975	54,793
Income tax (benefit) provision	(4,867)	2,168	4,233	19,226
Net (loss) income	$(11,408)	$6,711	$3,742	$35,567
Net (loss) income per share:
Basic	$(0.30)	$0.18	$0.10	$0.96
Diluted	$(0.30)	$0.18	$0.10	$0.94
Weighted average shares outstanding:
Basic	37,484	37,218	37,451	37,172
Diluted	37,484	37,656	37,636	37,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	December 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$196,219	$162,420
Accounts receivable, net of allowance of $4,643 and $5,254, respectively	77,119	78,815
Income tax receivable	5,682	2,704
Deferred income taxes	12,589	11,267
Other current assets	11,111	8,288
Total current assets	302,720	263,494
Property and equipment, net	33,197	35,614
Goodwill	124,826	139,042
Other intangible assets, net	58,927	68,191
Deferred income taxes	13,915	12,689
Other assets	7,349	7,438
Total assets	$540,934	$526,468
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,395	$13,461
Accrued expenses	18,372	12,476
Accrued compensation	20,542	19,821
Customer accommodation and quantification	9,702	8,771
Deferred revenue	21,777	21,108
Total current liabilities	82,788	75,637
Other non-current liabilities	4,196	3,339
Commitments and contingencies
Shareholders’ equity:
Common stock—no par value; authorized 60,000 shares; 37,484 and 37,259 shares issued and outstanding, respectively	232,926	231,368
Retained earnings	216,267	212,525
Deferred compensation	332	278
Accumulated other comprehensive income	4,425	3,321
Total shareholders’ equity	453,950	447,492
Total liabilities and shareholders’ equity	$540,934	$526,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Years ended
	December 31,
	2004	2003
Operating activities:
Net cash provided by operating activities	$47,502	$77,831
Investing activities:
Purchase of property and equipment	(14,754)	(16,892)
Capitalized software	(22)	(547)
Proceeds from sale of property	—	814
Acquisitions, net of cash acquired	—	(3,568)
Net cash used in investing activities	(14,776)	(20,193)
Financing activities:
Repayment of debt	(29)	(30)
Proceeds from issuance of stock	216	459
Proceeds from exercise of stock options	814	931
Net cash provided by financing activities	1,001	1,360
Effect of exchange rate changes	72	30
Net increase in cash and cash equivalents	33,799	59,028
Cash and cash equivalents—beginning of period	162,420	103,392
Cash and cash equivalents—end of period	$196,219	$162,420
Supplemental cash flow information:
Cash paid for:
Interest	$3	$5
Income taxes	$9,609	$20,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

1.   Description of Business

We are a provider of medical transcription technology and services, which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in marketing and product development.

2.   Basis of Presentation

The condensed consolidated interim financial statements included herein are unaudited and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The condensed consolidated interim financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information contained herein. These condensed consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K and the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based upon full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

3.   Stock-Based Compensation

In December 2002, FASB Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement 148), was issued. Statement 148 amended FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 123, as amended by Statement 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and provide pro forma net income (loss) and net income (loss) per share disclosures for stock-based compensation as if the fair-value based method defined in Statement 123 had been applied.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

Through 2005, we have applied the provisions of APB 25 and provide the pro forma disclosures for our stock option plans in accordance with the provisions of Statement 123 and Statement 148, as shown below.

Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)), which became effective on January 1, 2006, requires us to calculate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as compensation to employees over the period the requisite services are performed. We adopted Statement 123(R) on January 1, 2006.

The following table illustrates the pro forma effect on net (loss) income and per share amounts if we had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation.

	Three months ended December 31,		Years ended December 31,
	2004	2003	2004	2003
Net (loss) income	$(11,408)	$6,711	$3,742	$35,567
Add: Stock-based employee compensation expense included in reported net (loss) income	—	159	209	159
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(626)	(1,494)	(3,771)	(6,188)
Pro forma net (loss) income	$(12,034)	$(5,376)	$180	$29,538
Basic net (loss) income per share
As reported	$(0.30)	$0.18	$0.10	$0.96
Pro forma	$(0.32)	$0.14	$—	$0.79
Diluted net (loss) income per share:
As reported	$(0.30)	$0.18	$0.10	$0.94
Pro forma	$(0.32)	$0.14	$—	$0.78

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.

4.   Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

The following table reflects the weighted average shares outstanding used to compute basic and diluted net (loss) income per share for the three months and years ended December 31, 2004 and 2003:

	For the three months ended December 31,
	2004			2003
	Net Loss	Shares	Per share Amount	Net Income	Shares	Per share Amount
Basic	$(11,408)	37,484	$(0.30)	$6,711	37,218	$0.18
Effect of dilutive stock	—	—	—	—	438	—
Diluted	$(11,408)	37,484	$(0.30)	$6,711	37,656	$0.18

	Years ended December 31,
	2004			2003
	Net Income	Shares	Per share Amount	Net Income	Shares	Per share Amount
Basic	$3,742	37,451	$0.10	$35,567	37,172	$0.96
Effect of dilutive stock	—	185	—	—	543	(0.02)
Diluted	$3,742	37,636	$0.10	$35,567	37,715	$0.94

The computation of diluted net income (loss) per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income (loss) per share. For the three months ended December 31, 2004 and 2003, shares having an anti-dilutive effect on net (loss) income per share and, therefore, excluded from the calculation of diluted (loss) income per share, totaled 4,049 and 4,050 shares, respectively. For the years ended December 31, 2004 and 2003, shares excluded from the calculation of diluted (loss) income per share, totaled 3,619 and 3,362 shares, respectively.

5.   Cost of Investigation and Legal Proceedings

For the three months and year ended December 31, 2004, we recorded a charge of $3,660 and $10,253, respectively, for costs associated with the Review, Management’s Billing Assessment as well as defense and other costs associated with the governmental investigations and civil litigation. See Note 10. We did not record a charge in 2003. The following is a summary of the amounts recorded in the accompanying condensed consolidated statements of operations:

	Three months ended	Year ended
	December 31, 2004	December 31, 2004
Legal fees	$2,362	$8,408
Other professional fees	471	471
Nightingale and Associates, LLC (Nightingale) services	824	1,371
Other	3	3
Total	$3,660	$10,253

Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

6.   Commitments and Contingencies

For a complete discussion of our December 31, 2005 commitments and contingencies, please refer to Note 14 to our audited consolidated financial statements included elsewhere in this Form 10-K.

7.   Related Party Transactions

For a description of our various agreements with Philips and our agreement with Nightingale, please refer to Note 18 to our audited consolidated financial statements included elsewhere in this Form 10-K.

From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $218 and $508 for the three months ended December 31, 2004 and 2003, respectively, and $650 and $523 for the years ended December 31, 2004 and 2003, respectively.

Our condensed consolidated balance sheets as of December 31, 2004 and 2003 reflect other current assets related to Philips of $2,249 and $0, respectively, and accrued expenses related to Philips of $847 and $219, respectively.

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three months and years ended December 31, 2004 and 2003. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

	Three months ended December 31,		Years ended December 31,
	2004	2003	2004	2003
PSRS licensing	$—	$934	$—	$1,724
PSRS consulting	317	(19)	435	443
OEM agreement	864	—	1,851	—
Dictation equipment	221	344	720	1,061
Insurance	174	131	696	522
PENAC	—	14	50	65
Marketing and management	501	—	589	8
Total	$2,077	$1,404	$4,341	$3,823

For the three months and year ended December 31, 2004, we incurred charges of $824 and $1,371, respectively, for Nightingale services. As of December 31, 2004 accrued expenses included $529 for amounts due to Nightingale for services performed.

See Note 9 for a discussion of the agreements with A-Life.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

8.   Goodwill and Other Intangible Assets

Goodwill

In December 2004, we changed our organization structure from two reporting units (Services and Solutions) to one reporting unit. At that time, we tested the goodwill valuation of each reporting unit for impairment. Accordingly, in December 2004, a goodwill impairment charge of $14,603 was recorded related to the Solutions reporting unit. The impairment charge is included as a separate line item in the accompanying condensed consolidated statements of operations.

The following table reflects the activity and changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003:

Balance as of December 31, 2002	$136,127
Foreign currency adjustments	1,925
Tax adjustment	(95)
Adjustment to contingent purchase price	1,085
Balance as of December 31, 2003	139,042
Foreign currency adjustments	668
Tax adjustment	(281)
Goodwill impairment	(14,603)
Balance as of December 31, 2004	$124,826

The foreign currency adjustments reflect changes in the year-end currency rates of our foreign subsidiaries. The tax adjustment is due to book/tax differences related to two acquisitions in which tax goodwill exceeded the book value of the goodwill, resulting in a permanent favorable difference that reduces goodwill as it is recognized on our tax returns.

Other Intangible Assets

As part of the Lanier acquisition in 2002, we acquired a tradename used on Lanier products. In December 2004, our plans to continue selling this product changed and we determined that the tradename would be disposed of before its previously established useful life. In accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we compared the carrying value to its fair value. An impairment charge of $475 was recorded in December 2004 representing the excess of carrying value over fair value.

9.   Investment in A-Life Medical, Inc. (A-Life)

As of December 31, 2004 and 2003, we had an investment of $4,515 and $4,327, respectively, in A-Life, a privately held entity which provides advanced natural language processing technology for the medical industry. Our investment is recorded under the equity method of accounting since we owned 33.6% of A-Life’s outstanding voting shares as of December 31, 2004 and 2003. Our investment in A-Life is recorded in other assets in the accompanying condensed consolidated balance sheets.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

In August 2001, we entered into an Advance Agreement with A-Life (Advance Agreement). The Advance Agreement required a prepayment of $1,000 for $1,600 in services to be provided by A-Life to us. The Advance Agreement had an expiration date of December 31, 2005. Due to significantly lower than expected revenues as well as a determination that services to be provided by A-Life over the remaining life of the contract would not utilize the prepaid balance as of December 31, 2004, we recorded an impairment charge of $706 in the fourth quarter of 2004 in cost of revenues. The Advance Agreement terminated on December 31, 2005.

10.   Customer Accommodation and Quantification

In connection with our decision to offer financial accommodations to our AAMT Customers, we analyzed our historical billing information and the available report-level data to develop individualized accommodation offers to be made to our AAMT Customers (Accommodation Analysis). This analysis took approximately one year to complete. The methodology utilized to develop the individual accommodation offers was designed to generate positive accommodation outcomes for our AAMT Customers. As such, the methodology was not a calculation of potential over billing nor was it intended as a measure of damages or a reflection of any admission of liability due and owed to our AAMT Customers. Instead, the Accommodation Analysis was a methodology that was developed to arrive at commercially reasonable and fair accommodation offers that would be acceptable to our AAMT Customers without negotiation.

In the fourth quarter of 2005, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers to AAMT Customers in the aggregate amount of $65,413. In 2006, this amount was adjusted by a net additional amount of $1,157 resulting in an adjusted aggregate amount of $66,570. By accepting our accommodation offer, an AAMT Customer must agree, among other things, to release us from any and all claims and liability regarding AAMT line and other billing related issues.

As part of this process, we also conducted an analysis in an attempt to quantify the economic consequences of potentially unauthorized adjustments to AAMT Customers’ ratios and formulae within the transcription platform setups (Quantification). This Quantification was calculated to be $9,835.

Of the authorized cash accommodation amount of $65,413, $57,678 was treated as consideration given by a vendor to a customer and accordingly recorded as a reduction in revenues in 2005. The balance of $7,735 plus an additional $2,100 has been accounted for as a billing error associated with the Quantification resulting in a reduction of revenues in various reporting periods from 1999 to 2005 as noted below.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

The table below reflects the activity associated with the Accommodation Analysis and the Quantification for the three months and years ended December 31, 2004 and 2003.

	Three months ended December 31,		Years ended December 31,
	2004	2003	2004	2003
Beginning balance	$9,562	$8,334	$8,771	$6,629
Quantification	140	437	931	2,142
Ending balance	$9,702	$8,771	$9,702	$8,771

The goal of our accommodation program was to reach a settlement with our AAMT Customers. However, the Accommodation Analysis for certain AAMT Customers did not result in positive accommodation outcomes. For certain other customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical AAMT line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006 we modified our accommodation program to enable us to offer this group of AAMT Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit accommodation offers up to an additional $8,700 beyond the previously authorized amount.

MEDQUIST INC. and SUBSIDIARIES
Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2004

MedQuist Inc. and Subsidiaries
Consolidated Income Statements
(In thousands, except per share amounts)
Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2004	As restated 2003	2004	As restated 2003
Net revenues	$112,605	$120,501	$342,239	$367,168
Operating costs and expenses:
Cost of revenues	83,650	87,160	251,231	261,629
Selling, general and administrative	11,834	11,369	32,711	32,742
Research and development	3,223	2,379	7,751	6,733
Depreciation	4,780	4,828	13,913	14,209
Amortization of intangible assets	2,133	2,219	6,796	6,431
Cost of investigation and legal proceedings	2,255	—	6,593	—
Restructuring credits	—	(223)	—	(223)
Total operating costs and expenses	107,875	107,732	318,995	321,521
Operating income	4,730	12,769	23,244	45,647
Equity in income (loss) of affiliated company	81	(113)	(33)	(429)
Interest income, net	502	222	1,039	696
Income before income taxes	5,313	12,878	24,250	45,914
Income tax provision	1,863	4,339	9,100	17,058
Net income	$3,450	$8,539	$15,150	$28,856
Net income per share:
Basic	$0.09	$0.23	$0.40	$0.78
Diluted	$0.09	$0.23	$0.40	$0.76
Weighted average shares outstanding:
Basic	37,484	37,192	37,466	37,152
Diluted	37,595	37,827	37,643	37,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$191,834	$162,420
Accounts receivable, net of allowance of $4,659 and $5,254, respectively	72,509	78,815
Income tax receivable	5,403	2,704
Deferred income taxes	10,890	11,267
Other current assets	9,982	8,288
Total current assets	290,618	263,494
Property and equipment, net	32,251	35,614
Goodwill	138,832	139,042
Other intangible assets, net	61,433	68,191
Deferred income taxes	11,364	12,689
Other assets	7,645	7,438
Total assets	$542,143	$526,468
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,605	$13,461
Accrued expenses	14,164	12,476
Accrued compensation	21,463	19,821
Customer accommodation and quantification	9,562	8,771
Deferred revenue	18,731	21,108
Total current liabilities	74,525	75,637
Other non-current liabilities	3,565	3,339
Commitments and contingencies
Shareholders’ equity:
Common stock—no par value; authorized 60,000 shares; 37,484 and 37,259 shares issued and outstanding, respectively	232,904	231,368
Retained earnings	227,676	212,525
Deferred compensation	278	278
Accumulated other comprehensive income	3,195	3,321
Total shareholders’ equity	464,053	447,492
Total liabilities and shareholders’ equity	$542,143	$526,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Nine months ended September 30,
	2004	2003
Operating activities:
Net cash provided by operating activities	$39,157	$56,188
Investing activities:
Purchase of property and equipment	(10,663)	(14,014)
Proceeds from sale of property	—	814
Acquisitions, net of cash acquired	—	(3,568)
Net cash used in investing activities	(10,663)	(16,768)
Financing activities:
Repayment of debt	(29)	(29)
Proceeds from issuance of stock	216	459
Proceeds from exercise of stock options	814	548
Net cash provided by financing activities	1,001	978
Effect of exchange rate changes	(81)	76
Net increase in cash and cash equivalents	29,414	40,474
Cash and cash equivalents—beginning of period	162,420	103,392
Cash and cash equivalents—end of period	$191,834	$143,866
Supplemental cash flow information:
Cash paid for:
Interest	$3	$5
Income taxes	$9,466	$17,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004 and 2003
(In thousands, except per share amounts)
Unaudited

1.   Description of Business

We are a provider of medical transcription technology and services, which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in marketing and product development.

2.   Restatement and Reclassification of Financial Statements

We recorded certain reclassifications and adjustments to our previously filed Form 10-Q for the quarterly period ended September 30, 2003 as set forth below:

Notes to our restated, unaudited condensed consolidated income statements for the three and nine months ended September 30, 2003:

(a)          “As reported” represents our unaudited condensed consolidated income statement derived from our Form 10-Q for the quarterly period ended September 30, 2003 filed with the SEC on November 12, 2003.

(b)         Represents the impact of the Quantification adjustment as more fully described in Note 9 below.

(c)          Certain costs previously classified as cost of revenues that were no longer directly related to customer support activities have been reclassified as selling, general and administrative expenses and research and development expenses. In addition, certain volume rebates amounting to $150 and $399 were reclassified from cost of revenues to net revenues for the three and nine months ended September 30, respectively. These reclassifications had no effect on our previously reported operating income, net income or income per share.

(d)         Represents a reduction in the estimated useful life of certain intangible assets acquired in the Lanier acquisition in July 2002 from 25 years to 10 years. This reduction was recorded retroactively to the time of the acquisition and resulted in $234 of additional amortization expense per quarter.

(e)          Represents an income tax benefit related to the adjustments noted in (b) and (d) above.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004 and 2003
(In thousands, except per share amounts)
Unaudited

	Three months ended September 30, 2003
Condensed Consolidated Income Statement	As restated	Reclassifications		Adjustments		As reported (a)
Net revenues	$120,501	$(150	)(c)	$(515	)(b)	$121,166
Operating costs and expenses:
Cost of revenues	87,160	(4,287	)(c)	—		91,447
Selling, general and administrative	11,369	3,434	(c)	—		7,935
Research and development	2,379	703	(c)	—		1,676
Depreciation	4,828	—		—		4,828
Amortization of intangible assets	2,219	—		234	(d)	1,985
Restructuring credits	(223)	—		—		(223)
Total operating costs and expenses	107,732	(150)		234		107,648
Operating income	12,769	—		(749)		13,518
Equity in loss of affiliated company	(113)	—		—		(113)
Interest income	222	—		—		222
Income before income taxes	12,878	—		(749)		13,627
Income tax provision	4,339	—		(289	)(e)	4,628
Net income	$8,539	$—		$(460)		$8,999
Net income per share:
Basic	$0.23			$(0.01)		$0.24
Diluted	$0.23			$(0.01)		$0.24
Weighted average shares outstanding:
Basic	37,192					37,192
Diluted	37,827					37,827

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004 and 2003
(In thousands, except per share amounts)
Unaudited

	Nine months ended September 30, 2003
Condensed Consolidated Income Statement	As restated	Reclassifications		Adjustments		As reported (a)
Net revenues	$367,168	$(399	)(c)	$(1,705	)(b)	$369,272
Operating costs and expenses:
Cost of revenues	261,629	(12,937	)(c)	—		274,566
Selling, general and administrative	32,742	9,413	(c)	—		23,329
Research and development	6,733	2,310	(c)	—		4,423
Depreciation	14,209	—		—		14,209
Amortization of intangible assets	6,431	1	(c)	702	(d)	5,728
Restructuring credits	(223)	—		—		(223)
Gain on disposal of assets	—	814	(c)	—		(814)
Total operating costs and expenses	321,521	(399)		702		321,218
Operating income	45,647	—		(2,407)		48,054
Equity in loss of affiliated company	(429)	—		—		(429)
Interest income	696	—		—		696
Income before income taxes	45,914	—		(2,407)		48,321
Income tax provision	17,058	—		(927	)(e)	17,985
Net income	$28,856	$—		$(1,480)		$30,336
Net income per share:
Basic	$0.78			$(0.04)		$0.82
Diluted	$0.76			$(0.04)		$0.80
Weighted average shares outstanding:
Basic	37,152					37,152
Diluted	37,745					37,745

Notes to our restated, unaudited condensed consolidated balance sheet as of September 30, 2003:

(a)          “As reported” represents our unaudited condensed consolidated balance sheet derived from our Form 10-Q for the quarterly period ended September 30, 2003 filed with the SEC on November 12, 2003.

(b)         Represents a reduction in the estimated useful life of certain intangible assets acquired in the Lanier acquisition in July 2002 from 25 years to 10 years. This reduction was recorded retroactively to the time of the acquisition and resulted in $234 of additional amortization expense per quarter.

(c)          Represents the 2003 impact related to the reduction in the estimated useful life of certain intangible assets noted in (b) above.

(d)         Represents the tax effect of adjustments more fully described in the notes to our restated, unaudited condensed consolidated income statements noted above.

(e)          Represents the impact of the Quantification adjustment as more fully described in Note 9 below.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004 and 2003
(In thousands, except per share amounts)
Unaudited

(f)            Accrued compensation has been classified as a separate line item in current liabilities. In addition, deferred compensation related to non-employee members of our board of directors has been reclassified as a component of shareholders’ equity. Inventory and notes payable have been reclassified as a component of other current assets and accounts payable, respectively.

	September 30, 2003
Condensed Consolidated Balance Sheet	As restated	Reclassifications		Prior to 2003		Adjustments		As reported (a)
Assets
Current assets:
Cash and cash equivalents	$143,866	$—		$—		$—		$143,866
Accounts receivable, net	78,824	—		—		—		78,824
Inventory, net	—	(5,554	)(f)	—		—		5,554
Deferred income taxes	6,238	—		—		—		6,238
Other current assets	7,279	5,554	(f)	—		—		1,725
Total current assets	236,207	—		—		—		236,207
Property and equipment, net	37,667	—		—		—		37,667
Goodwill	137,039	—		—		—		137,039
Other intangible assets, net	69,984	—		(468	)(b)	(702	)(c)	71,154
Deferred income taxes	16,652	—		2,839	(d)	—		13,813
Other assets	7,638	—		—		—		7,638
Total assets	$505,187	$—		$2,371		$(702)		$503,518
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,626	$30	(f)	$—		$—		$8,596
Notes payable	—	(30	)(f)	—		—		30
Accrued expenses	11,961	(18,718	)(f)	—		(927	)(d)	31,605
Accrued compensation	18,493	18,493	(f)	—		—		—
Customer accommodation and quantification	8,334	—		6,629	(e)	1,705	(e)	—
Deferred revenue	18,020	1	(f)	—		—		18,019
Total current liabilities	65,434	(224)		6,629		778		58,250
Other non-current liabilities	2,070	—		—		—		2,070
Shareholders’ equity:
Common stock—no par value; authorized 60,000 shares; 37,211 shares issued and outstanding	230,653	—		—		—		230,653
Retained earnings	205,813	—		(4,258)		(1,480)		211,552
Deferred compensation	224	224	(f)	—		—		—
Accumulated other comprehensive income	993	—		—		—		993
Total shareholders’ equity	437,683	224		(4,258)		(1,480)		443,198
Total liabilities and shareholders’ equity	$505,187	$—		$2,371		$(702)		$503,518

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

Notes to our restated, unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2003:

(a)          “As reported” represents our unaudited condensed consolidated statements of cash flows derived from our Form 10-Q for the quarterly period ended September 30, 2003 filed with the SEC on November 12, 2003. The adjustments described in (b)—(e) below were made to certain captions included within operating activities in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2003. Operating activities in the accompanying condensed consolidated statements of cash flows are presented such that only the net cash provided by operating activities is presented.

(b)         Represents the cumulative adjustment to net income resulting from the adjustments described in items (c) - (e) below.

(c)          Represents a reduction in the estimated useful life of certain intangible assets acquired in the Lanier acquisition in July 2002 from 25 years to 10 years. This reduction was recorded retroactively to the time of the acquisition and resulted in $234 of additional amortization expense per quarter.

(d)         Represents the impact of the Quantification adjustment as more fully described in Note 9.

(e)          Represents an adjustment for the tax consequences of the adjustments noted in (c) and (d) above.

The following reflects the impact to previously reported amounts contained in the consolidated statement of cash flows if a non-condensed format had been presented:

	September 30, 2003
	As restated	Adjustments		As reported (a)
Cash flows from operating activities:
Net income	$28,856	$(1,480	)(b)	$30,336
Depreciation and amortization	$20,639	$702	(c)	$19,937
Customer accommodation and quantification	$1,705	$1,705	(d)	$—
Accrued expenses	$(952)	$(927	)(e)	$(25)

3.   Basis of Presentation

The condensed consolidated interim financial statements included herein are unaudited and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The condensed consolidated interim financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information contained herein. These condensed consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K and the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based upon full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

4.   Stock-Based Compensation

In December 2002, FASB Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement 148), was issued. Statement 148 amended FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 123, as amended by Statement 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and provide pro forma net income (loss) and net income (loss) per share disclosures for stock-based compensation as if the fair-value based method defined in Statement 123 had been applied. Through 2005, we have applied the provisions of APB 25 and provide the pro forma disclosures for our stock option plans in accordance with the provisions of Statement 123 and Statement 148, as shown below.

Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)), which became effective on January 1, 2006, requires us to calculate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as compensation to employees over the period the requisite services are performed. We adopted Statement 123(R) on January 1, 2006.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

The following table illustrates the pro forma effect on net (loss) income and per share amounts if we had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$3,450	$8,539	$15,150	$28,856
Add: Stock-based employee compensation expense included in reported net income	209	—	209	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(896)	(1,435)	(3,145)	(4,694)
Pro forma net income	$2,763	$7,104	$12,214	$24,162
Basic net income per share:
As reported	$0.09	$0.23	$0.40	$0.78
Pro forma	$0.07	$0.19	$0.33	$0.65
Diluted net income per share:
As reported	$0.09	$0.23	$0.40	$0.76
Pro forma	$0.07	$0.19	$0.32	$0.64

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.

5.   Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

The following table reflects the weighted average shares outstanding used to compute basic and diluted net income per share for the three and nine months ended September 30, 2004 and 2003:

	For the three months ended September 30,
	2004			2003
	Net Income	Shares	Per share Amount	Net Income	Shares	Per share Amount
Basic	$3,450	37,484	$0.09	$8,539	37,192	$0.23
Effect of dilutive stock	—	111	—	—	627	—
Diluted	$3,450	37,595	$0.09	$8,539	37,819	$0.23

	For the nine months ended September 30,
	2004			2003
	Net Income	Shares	Per share Amount	Net Income	Shares	Per share Amount
Basic	$15,150	37,466	$0.40	$28,856	37,152	$0.78
Effect of dilutive stock	—	177	—	—	581	(0.02)
Diluted	$15,150	37,643	$0.40	$28,856	37,733	$0.76

The computation of diluted net income per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income per share. For the three months ended September 30, 2004 and 2003, shares having an anti-dilutive effect on net income per share and, therefore, excluded from the calculation of diluted income per share, totaled 3,942 and 3,407 shares, respectively. For the nine months ended September 30, 2004 and 2003, shares excluded from the calculation of diluted income per share, totaled 3,942 and 3,401 shares, respectively.

6.   Cost of Investigation and Legal Proceedings

For the three and nine months ended September 30, 2004, we recorded a charge of $2,255 and $6,593, respectively, for costs associated with the Review, Management’s Billing Assessment as well as defense and other costs associated with the governmental investigations and civil litigation. See Note 9. We did not record a charge in 2003. The following is a summary of the amounts recorded in the accompanying condensed consolidated income statements:

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Legal fees	$1,708	$6,046
Nightingale and Associates, LLC (Nightingale) services	547	547
Total	$2,255	$6,593

7.   Commitments and Contingencies

For a complete discussion of our December 31, 2005 commitments and contingencies, please refer to Note 14 to our audited consolidated financial statements included elsewhere in this Form 10-K.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

8.   Related Party Transactions

For a description of our various agreements with Philips and our agreement with Nightingale, please refer to Note 18 to our audited consolidated financial statements included elsewhere in this Form 10-K.

From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $45 and $13 for the three months ended September 30, 2004 and 2003, respectively, and $432 and $16 for the nine months ended September 30, 2004 and 2003, respectively.

Our condensed consolidated balance sheets as of September 30, 2004 and 2003 reflect accrued expenses related to Philips of $466 and $504, respectively.

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three and nine months ended September 30, 2004 and 2003. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
PSRS licensing	$—	$168	$—	$788
PSRS consulting	80	182	118	462
OEM agreement	887	—	987	—
Dictation equipment	203	152	499	717
Insurance	174	130	522	391
PENAC	13	13	50	51
Marketing and management	86	—	88	8
Total	$1,443	$645	$2,264	$2,417

For the three months ended September 30, 2004, we incurred a charge of $547 for Nightingale services. As of September 30, 2004, accrued expenses included $183 for amounts due to Nightingale for services performed.

In 2001, we entered into an Advance Agreement with A-Life Medical, Inc. (A-Life), a privately held entity that we owned 33.6% of the outstanding voting shares of during 2005 and 2004. The agreement required a prepayment of $1,000 for $1,600 in services to be provided to us by A-Life.

9.   Customer Accommodation and Quantification

In connection with our decision to offer financial accommodations to our AAMT Customers, we analyzed our historical billing information and the available report-level data to develop individualized accommodation offers to be made to our AAMT Customers (Accommodation Analysis). This analysis took approximately one year to complete. The methodology utilized to develop the individual accommodation offers was designed to generate positive accommodation outcomes for our AAMT Customers. As such, the methodology was not a calculation of potential over billing nor was it intended as

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

a measure of damages or a reflection of any admission of liability due and owed to our AAMT Customers. Instead, the Accommodation Analysis was a methodology that was developed to arrive at commercially reasonable and fair accommodation offers that would be acceptable to our AAMT Customers without negotiation.

In the fourth quarter of 2005, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers to AAMT Customers in the aggregate amount of $65,413. In 2006, this amount was adjusted by a net additional amount of $1,157 resulting in an adjusted aggregate amount of $66,570. By accepting our accommodation offer, an AAMT Customer must agree, among other things, to release us from any and all claims and liability regarding AAMT line and other billing related issues.

As part of this process, we also conducted an analysis in an attempt to quantify the economic consequences of potentially unauthorized adjustments to AAMT Customers’ ratios and formulae within the transcription platform setups (Quantification). This Quantification was calculated to be $9,835.

Of the authorized cash accommodation amount of $65,413, $57,678 was treated as consideration given by a vendor to a customer and accordingly recorded as a reduction in revenues in 2005. The balance of $7,735 plus an additional $2,100 has been accounted for as a billing error associated with the Quantification resulting in a reduction of revenues in various reporting periods from 1999 to 2005 as noted below.

The table below reflects the activity associated with the Accommodation Analysis and the Quantification for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Beginning balance	$9,361	$7,819	$8,771	$6,629
Quantification	201	515	791	1,705
Ending balance	$9,562	$8,334	$9,562	$8,334

The goal of our accommodation program was to reach a settlement with our AAMT Customers. However, the Accommodation Analysis for certain AAMT Customers did not result in positive accommodation outcomes. For certain other customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical AAMT line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006 we modified our accommodation program to enable us to offer this group of AAMT Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit accommodation offers up to an additional $8,700 beyond the previously authorized amount.

MEDQUIST INC. and SUBSIDIARIES

Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2004

MedQuist Inc. and Subsidiaries
Consolidated Income Statements
(In thousands, except per share amounts)
Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2004	As restated 2003	2004	As restated 2003
Net revenues	$112,845	$122,757	$229,634	$246,667
Operating costs and expenses:
Cost of revenues	83,752	86,107	167,581	174,469
Selling, general and administrative	9,555	10,922	20,877	21,373
Research and development	2,122	2,116	4,528	4,354
Depreciation	4,601	4,745	9,133	9,381
Amortization of intangible assets	2,225	2,219	4,663	4,212
Cost of investigation and legal proceedings	3,595	—	4,338	—
Total operating costs and expenses	105,850	106,109	211,120	213,789
Operating income	6,995	16,648	18,514	32,878
Equity in loss of affiliated company	(59)	(132)	(114)	(316)
Interest income, net	284	254	537	474
Income before income taxes	7,220	16,770	18,937	33,036
Income tax provision	2,759	6,456	7,237	12,719
Net income	$4,461	$10,314	$11,700	$20,317
Net income per share:
Basic	$0.12	$0.28	$0.31	$0.55
Diluted	$0.12	$0.27	$0.31	$0.54
Weighted average shares outstanding:
Basic	37,473	37,120	37,515	37,103
Diluted	37,656	37,768	37,675	37,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$183,504	$162,420
Accounts receivable, net of allowance of $4,384 and $5,254, respectively	73,575	78,815
Income tax receivable	5,940	2,704
Deferred income taxes	10,970	11,267
Other current assets	9,680	8,288
Total current assets	283,669	263,494
Property and equipment, net	32,897	35,614
Goodwill	139,017	139,042
Other intangible assets, net	63,560	68,191
Deferred income taxes	11,856	12,689
Other assets	7,562	7,438
Total assets	$538,561	$526,468
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,995	$13,461
Accrued expenses	13,417	12,476
Accrued compensation	21,236	19,821
Customer accommodation and quantification	9,361	8,771
Deferred revenue	18,474	21,108
Total current liabilities	74,483	75,637
Other non-current liabilities	3,422	3,339
Commitments and contingencies
Shareholders’ equity:
Common stock—no par value; authorized 60,000 shares; 37,484 and 37,259 shares issued and outstanding, respectively	232,695	231,368
Retained earnings	224,226	212,525
Deferred compensation	278	278
Accumulated other comprehensive income	3,457	3,321
Total shareholders’ equity	460,656	447,492
Total liabilities and shareholders’ equity	$538,561	$526,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Six months ended
	June 30,
	2004	2003
Operating activities:
Net cash provided by operating activities	$26,457	$39,271
Investing activities:
Purchase of property and equipment	(6,440)	(8,669)
Proceeds from sale of property	—	814
Acquisitions, net of cash acquired	—	(2,848)
Net cash used in investing activities	(6,440)	(10,703)
Financing activities:
Repayment of debt	(28)	(28)
Proceeds from issuance of stock	216	228
Proceeds from exercise of stock options	814	446
Net cash provided by financing activities	1,002	646
Effect of exchange rate changes	65	124
Net increase in cash and cash equivalents	21,084	29,338
Cash and cash equivalents—beginning of period	162,420	103,392
Cash and cash equivalents—end of period	$183,504	$132,730

Supplemental cash flow information:
Cash paid for:
Interest	$3	$5
Income taxes	$8,636	$13,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004 and 2003
(In thousands, except per share amounts)
Unaudited

1.   Description of Business

We are a provider of medical transcription technology and services, which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in marketing and product development.

2.   Restatement and Reclassification of Financial Statements

We recorded certain reclassifications and adjustments to our previously filed Form 10-Q for the quarterly period ended June 30, 2003 as set forth below:

Notes to our restated, unaudited condensed consolidated income statements for the three and six months ended June 30, 2003:

(a)           “As reported” represents our unaudited condensed consolidated income statement derived from our Form 10-Q for the quarterly period ended June 30, 2003 filed with the SEC on August 12, 2003.

(b)          Represents the impact of the Quantification adjustment as more fully described in Note 9 below.

(c)           Certain costs previously classified as cost of revenues that were no longer directly related to customer support activities have been reclassified as selling, general and administrative expenses and research and development expenses. In addition, certain volume rebates amounting to $112 and $249 were reclassified from cost of revenues to net revenues for the three and six months ended June 30, 2003, respectively. These reclassifications had no effect on our previously reported operating income, net income or income per share.

(d)          Represents a reduction in the estimated useful life of certain intangible assets acquired in the Lanier acquisition in July 2002 from 25 years to 10 years. This reduction was recorded retroactively to the time of the acquisition and resulted in $234 of additional amortization expense per quarter.

(e)           Represents an income tax benefit related to the adjustments noted in (b) and (d) above.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004 and 2003
(In thousands, except per share amounts)
Unaudited

	Three months ended June 30, 2003
Condensed Consolidated Income Statement	As restated	Reclassifications		Adjustments		As reported(a)
Net revenues	$122,757	$(112	)(c)	$(575	)(b)	$123,444
Operating costs and expenses:
Cost of revenues	86,107	(4,209	)(c)	—		90,316
Selling, general and administrative	10,922	3,371	(c)	—		7,551
Research and development	2,116	726	(c)	—		1,390
Depreciation	4,745	—		—		4,745
Amortization of intangible assets	2,219	—		234	(d)	1,985
Total operating costs and expenses	106,109	(112)		234		105,987
Operating income	16,648	—		(809)		17,457
Equity in loss of affiliated company	(132)	—		—		(132)
Interest income	254	—		—		254
Income before income taxes	16,770	—		(809)		17,579
Income tax provision	6,456	—		(311	)(e)	6,767
Net income	$10,314	$—		$(498)		$10,812
Net income per share:
Basic	$0.28			$(0.01)		$0.29
Diluted	$0.27			$(0.01)		$0.29
Weighted average shares outstanding:
Basic	37,120					37,120
Diluted	37,768					37,768

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004 and 2003
(In thousands, except per share amounts)
Unaudited

	Six months ended June 30, 2003
Condensed Consolidated Income Statement	As restated	Reclassifications		Adjustments		As reported(a)
Net revenues	$246,667	$(249	)(c)	$(1,190	)(b)	$248,106
Operating costs and expenses:
Cost of revenues	174,469	(8,649	)(c)	—		183,118
Selling, general and administrative	21,373	5,979	(c)	—		15,394
Research and development	4,354	1,607	(c)	—		2,747
Depreciation	9,381	—		—		9,381
Amortization of intangible assets	4,212	—		468	(d)	3,744
Gain on disposal of assets	—	814	(c)	—		(814)
Total operating costs and expenses	213,789	(249)		468		213,570
Operating income	32,878	—		(1,658)		34,536
Equity in loss of affiliated company	(316)	—		—		(316)
Interest income	474	—		—		474
Income before income taxes	33,036	—		(1,658)		34,694
Income tax provision	12,719	—		(638	)(e)	13,357
Net income	$20,317	$—		$(1,020)		$21,337
Net income per share:
Basic	$0.55			$(0.03)		$0.58
Diluted	$0.54			$(0.03)		$0.57
Weighted average shares outstanding:
Basic	37,103					37,103
Diluted	37,699					37,699

Notes to our restated, unaudited condensed consolidated balance sheet as of June 30, 2003:

(a)           “As reported” represents our unaudited condensed consolidated balance sheet derived from our Form 10-Q for the quarterly period ended June 30, 2003 filed with the SEC on August 12, 2003.

(b)          Represents a reduction in the estimated useful life of certain intangible assets acquired in the Lanier acquisition in July 2002 from 25 years to 10 years. This reduction was recorded retroactively to the time of the acquisition and resulted in $234 of additional amortization expense per quarter.

(c)           Represents the 2003 impact related to the reduction in the estimated useful life of certain intangible assets noted in (b) above.

(d)          Represents the tax effect of adjustments more fully described in the notes to our restated, unaudited condensed consolidated income statements noted above.

(e)           Represents the impact of the Quantification adjustment as more fully described in Note 9 below.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004 and 2003
(In thousands, except per share amounts)
Unaudited

(f)             Accrued compensation has been classified as a separate line item in current liabilities. In addition, deferred compensation related to non-employee members of our board of directors has been reclassified as a component of shareholders’ equity. Inventory and notes payable have been reclassified as a component of other current assets and accounts payable, respectively.

	June 30, 2003
Condensed Consolidated Balance Sheet	As restated	Reclassifications		Prior to 2003		Adjustments		As reported(a)
Assets
Current assets:
Cash and cash equivalents	$132,730	$—		$—		$—		$132,730
Accounts receivable, net	77,505	—		—		—		77,505
Inventory, net	—	(5,332	)(f)	—		—		5,332
Deferred income taxes	6,238	—		—		—		6,238
Other current assets	8,383	5,332	(f)	—		—		3,051
Total current assets	224,856	—		—		—		224,856
Property and equipment, net	37,150	—		—		—		37,150
Goodwill	136,376	—		—		—		136,376
Other intangible assets, net	72,199	—		(468	)(b)	(468	)(c)	73,135
Deferred income taxes	16,819	—		2,839	(d)	—		13,980
Other assets	8,096	—		—		—		8,096
Total assets	$495,496	$—		$2,371		$(468)		$493,593
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,322	$31	(f)	$—		$—		$9,291
Notes payable	—	(31	)(f)	—		—		31
Accrued expenses	11,044	(18,416	)(f)	—		(638	)(d)	30,098
Accrued compensation	18,191	18,191	(f)	—		—		—
Customer accommodation and quantification	7,819	—		6,629	(e)	1,190	(e)	—
Deferred revenue	18,414	1	(f)	—		—		18,413
Total current liabilities	64,790	(224)		6,629		552		57,833
Other non-current liabilities	1,930	—		—		—		1,930
Shareholders’ equity:
Common stock—no par value; authorized 60,000 shares; 37,183 shares issued and outstanding	230,251	—		—		—		230,251
Retained earnings	197,275	—		(4,258)		(1,020)		202,553
Deferred compensation	224	224	(f)	—		—		—
Accumulated other comprehensive income	1,026	—		—		—		1,026
Total shareholders’ equity	428,776	224		(4,258)		(1,020)		433,830
Total liabilities and shareholders’ equity	$495,496	$—		$2,371		$(468)		$493,593

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004 and 2003
(In thousands, except per share amounts)
Unaudited

Notes to our restated, unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2003:

(a)           “As reported” represents our unaudited condensed consolidated statements of cash flows derived from our Form 10-Q for the quarterly period ended June 30, 2003 filed with the SEC on August 12, 2003. The adjustments described in (b)—(e) below were made to certain captions included within operating activities in the accompanying consolidated statements of cash flows for the six months ended June 30, 2003. Operating activities in the accompanying condensed consolidated statements of cash flows are presented such that only the net cash provided by operating activities is presented.

(b)          Represents the cumulative adjustment to net income resulting from the adjustments described in items (c) - (e) below.

(c)           Represents a reduction in the estimated useful life of certain intangible assets acquired in the Lanier acquisition in July 2002 from 25 years to 10 years. This reduction was recorded retroactively to the time of the acquisition and resulted in $234 of additional amortization expense per quarter.

(d)          Represents the impact of the Quantification adjustment as more fully described in Note 9.

(e)           Represents an adjustment for the tax consequences of the adjustments noted in (c) and (d) above.

The following reflects the impact to previously reported amounts contained in the consolidated statement of cash flows if a non-condensed format had been presented:

	June 30, 2003
	As restated	Adjustments		As reported(a)
Cash flows from operating activities:
Net income	$20,317	$(1,020	)(b)	$21,337
Depreciation and amortization	$13,593	$468	(c)	$13,125
Customer accommodation and quantification	$1,190	$1,190	(d)	$—
Accrued expenses	$(2,334)	$(638	)(e)	$(1,696)

3.   Basis of Presentation

The condensed consolidated interim financial statements included herein are unaudited and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The condensed consolidated interim financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004 and 2003
(In thousands, except per share amounts)
Unaudited

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information contained herein. These condensed consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K and the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based upon full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

4.   Stock-Based Compensation

In December 2002, FASB Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement 148), was issued. Statement 148 amended FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 123, as amended by Statement 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and provide pro forma net income (loss) and net income (loss) per share disclosures for stock-based compensation as if the fair-value based method defined in Statement 123 had been applied. Through 2005, we have applied the provisions of APB 25 and provide the pro forma disclosures for our stock option plans in accordance with the provisions of Statement 123 and Statement 148, as shown below.

Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)), which became effective on January 1, 2006, requires us to calculate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as compensation to employees over the period the requisite services are performed. We adopted Statement 123(R) on January 1, 2006.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004 and 2003
(In thousands, except per share amounts)
Unaudited

The following table illustrates the pro forma effect on net (loss) income and per share amounts if we had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$4,461	$10,314	$11,700	$20,317
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(794)	(1,638)	(2,249)	(3,259)
Pro forma net income	$3,667	$8,676	$9,451	$17,058
Basic net income per share:
As reported	$0.12	$0.28	$0.31	$0.55
Pro forma	$0.10	$0.23	$0.25	$0.46
Diluted net income per share:
As reported	$0.12	$0.27	$0.31	$0.54
Pro forma	$0.10	$0.23	$0.25	$0.45

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.

5.   Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

The following table reflects the weighted average shares outstanding used to compute basic and diluted net income per share for the three and six months ended June 30, 2004 and 2003:

	For the three months ended June 30,
	2004			2003
	Net Income	Shares	Per share Amount	Net Income	Shares	Per share Amount
Basic	$4,461	37,473	$0.12	$10,314	37,145	$0.28
Effect of dilutive stock	—	183	—	—	610	(0.01)
Diluted	$4,461	37,656	$0.12	$10,314	37,755	$0.27

	For the six months ended June 30,
	2004			2003
	Net Income	Shares	Per share Amount	Net Income	Shares	Per share Amount
Basic	$11,700	37,515	$0.31	$20,317	37,130	$0.55
Effect of dilutive stock	—	160	—	—	557	(0.01)
Diluted	$11,700	37,675	$0.31	$20,317	37,687	$0.54

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004 and 2003
(In thousands, except per share amounts)
Unaudited

The computation of diluted net income per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income per share. For the three months ended June 30, 2004 and 2003, shares having an anti-dilutive effect on net income per share and, therefore, excluded from the calculation of diluted income per share, totaled 4,127 and 3,611 shares, respectively. For the six months ended June 30, 2004 and 2003, shares excluded from the calculation of diluted income per share, totaled 3,802 and 3,609 shares, respectively.

6.   Cost of Investigation and Legal Proceedings

For the three and six months ended June 30, 2004, we recorded a charge for legal fees of $3,595 and $4,338, respectively, for costs associated with the Review. See Note 9. We did not record a charge in 2003.

7.   Commitments and Contingencies

For a complete discussion of our December 31, 2005 commitments and contingencies, please refer to Note 14 to our audited consolidated financial statements included elsewhere in this Form 10-K.

8.   Related Party Transactions

For a description of our various agreements with Philips, please refer to Note 18 to our audited consolidated financial statements included elsewhere in this Form 10-K.

From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $9 and $1 for the three months ended June 30, 2004 and 2003, respectively, and $387 and $2 for the six months ended June 30, 2004 and 2003, respectively.

Our condensed consolidated balance sheets as of June 30, 2004 and 2003 reflect accrued expenses related to Philips of $176 and $906, respectively.

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three and six months ended June 30, 2004 and 2003. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
PSRS licensing	$—	$200	$—	$620
PSRS consulting	38	206	38	280
OEM agreement	100	—	100	—
Dictation equipment	97	145	296	565
Insurance	174	131	348	261
PENAC	13	24	37	38
Marketing and management	—	3	2	8
Total	$422	$709	$821	$1,772

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004 and 2003
(In thousands, except per share amounts)
Unaudited

In 2001, we entered into an Advance Agreement with A-Life Medical, Inc. (A-Life), a privately held entity that we owned 33.6% of the outstanding voting shares of during 2005 and 2004. The agreement required a prepayment of $1,000 for $1,600 in services to be provided to us by A-Life.

9.   Customer Accommodation and Quantification

In connection with our decision to offer financial accommodations to our AAMT Customers, we analyzed our historical billing information and the available report-level data to develop individualized accommodation offers to be made to our AAMT Customers (Accommodation Analysis). This analysis took approximately one year to complete. The methodology utilized to develop the individual accommodation offers was designed to generate positive accommodation outcomes for our AAMT Customers. As such, the methodology was not a calculation of potential over billing nor was it intended as a measure of damages or a reflection of any admission of liability due and owed to our AAMT Customers. Instead, the Accommodation Analysis was a methodology that was developed to arrive at commercially reasonable and fair accommodation offers that would be acceptable to our AAMT Customers without negotiation.

In the fourth quarter of 2005, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers to AAMT Customers in the aggregate amount of $65,413. In 2006, this amount was adjusted by a net additional amount of $1,157 resulting in an adjusted aggregate amount of $66,570. By accepting our accommodation offer, an AAMT Customer must agree, among other things, to release us from any and all claims and liability regarding AAMT line and other billing related issues.

As part of this process, we also conducted an analysis in an attempt to quantify the economic consequences of potentially unauthorized adjustments to AAMT Customers’ ratios and formulae within the transcription platform setups (Quantification). This Quantification was calculated to be $9,835.

Of the authorized cash accommodation amount of $65,413, $57,678 was treated as consideration given by a vendor to a customer and accordingly recorded as a reduction in revenues in 2005. The balance of $7,735 plus an additional $2,100 has been accounted for as a billing error associated with the Quantification resulting in a reduction of revenues in various reporting periods from 1999 to 2005 as noted below.

The table below reflects the activity associated with the Accommodation Analysis and the Quantification for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Beginning balance	$9,116	$7,244	$8,771	$6,629
Quantification	245	575	590	1,190
Ending balance	$9,361	$7,819	$9,361	$7,819

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004 and 2003
(In thousands, except per share amounts)
Unaudited

The goal of our accommodation program was to reach a settlement with our AAMT Customers. However, the Accommodation Analysis for certain AAMT Customers did not result in positive accommodation outcomes. For certain other customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical AAMT line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006 we modified our accommodation program to enable us to offer this group of AAMT Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit accommodation offers up to an additional $8,700 beyond the previously authorized amount.

MEDQUIST INC. and SUBSIDIARIES
Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2004

MedQuist Inc. and Subsidiaries
Consolidated Income Statements
(In thousands, except per share amounts)
Unaudited

	Three months ended
	March 31,	As restated
	2004	2003
Net revenues	$116,789	$123,910
Operating costs and expenses:
Cost of revenues	83,829	88,362
Selling, general and administrative	11,322	10,451
Research and development	2,406	2,238
Depreciation	4,532	4,636
Amortization of intangible assets	2,438	1,993
Cost of investigation and legal proceedings	743	—
Total operating costs and expenses	105,270	107,680
Operating income	11,519	16,230
Equity in loss of affiliated company	(55)	(184)
Interest income, net	253	220
Income before income taxes	11,717	16,266
Income tax provision	4,478	6,263
Net income	$7,239	$10,003
Net income per share:
Basic	$0.19	$0.27
Diluted	$0.19	$0.27
Weighted average shares outstanding:
Basic	37,387	37,110
Diluted	37,709	37,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$180,135	$162,420
Accounts receivable, net of allowance of $5,541 and $5,254, respectively	72,620	78,815
Income tax receivable	671	2,704
Deferred income taxes	11,109	11,267
Other current assets	8,401	8,288
Total current assets	272,936	263,494
Property and equipment, net	34,134	35,614
Goodwill	139,190	139,042
Other intangible assets, net	65,780	68,191
Deferred income taxes	12,255	12,689
Other assets	7,597	7,438
Total assets	$531,892	$526,468
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,651	$13,461
Accrued expenses	12,977	12,476
Accrued compensation	20,161	19,821
Customer accommodation and quantification	9,116	8,771
Deferred revenue	20,255	21,108
Total current liabilities	72,160	75,637
Other non-current liabilities	3,530	3,339
Commitments and contingencies
Shareholders’ equity:
Common stock—no par value; authorized 60,000 shares; 37,460 and 37,259 shares issued and outstanding, respectively	232,489	231,368
Retained earnings	219,765	212,525
Deferred compensation	278	278
Accumulated other comprehensive income	3,670	3,321
Total shareholders’ equity	456,202	447,492
Total liabilities and shareholders’ equity	$531,892	$526,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Three months ended
	March 31,
	2004	2003
Operating activities:
Net cash provided by operating activities	$19,850	$26,910
Investing activities:
Purchase of property and equipment	(3,072)	(4,373)
Proceeds from sale of property	—	814
Acquisitions, net of cash acquired	—	(2,235)
Net cash used in investing activities	(3,072)	(5,794)
Financing activities:
Repayment of debt	(2)	—
Proceeds from issuance of stock	216	228
Proceeds from exercise of stock options	691	94
Net cash provided by financing activities	905	322
Effect of exchange rate changes	32	8
Net increase in cash and cash equivalents	17,715	21,446
Cash and cash equivalents—beginning of period	162,420	103,392
Cash and cash equivalents—end of period	$180,135	$124,838

Supplemental cash flow information:
Cash paid for:
Income taxes	$1,302	$1,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2004 and 2003
(In thousands, except share and per share amounts)

Unaudited

1.   Description of Business

We are a provider of medical transcription technology and services, which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in marketing and product development.

2.   Restatement and Reclassification of Financial Statements

We recorded certain reclassifications and adjustments to our previously filed Form 10-Q for the quarterly period ended March 31, 2003 as set forth below:

Notes to our restated, unaudited condensed consolidated income statements for the three months ended March 31, 2003:

(a)           “As reported” represents our unaudited condensed consolidated income statement derived from our Form 10-Q for the quarterly period ended March 31, 2003 filed with the SEC on May 13, 2003.

(b)          Represents the impact of the Quantification adjustment as more fully described in Note 9 below.

(c)           Certain costs previously classified as cost of revenues that were no longer directly related to customer support activities have been reclassified as selling, general and administrative expenses and research and development expenses. In addition, certain volume rebates amounting to $137. Were reclassified from cost of revenues to net revenues for the three months ended March 31, 2003. These reclassifications had no effect on our previously reported operating income, net income or income per share.

(d)          Represents a reduction in the estimated useful life of certain intangible assets acquired in the Lanier acquisition in July 2002 from 25 years to 10 years. This reduction was recorded retroactively to the time of the acquisition and resulted in $234 of additional amortization expense per quarter.

(e)           Represents an income tax benefit related to the adjustments noted in (b) and (d) above.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

	Three months ended March 31, 2003
Condensed Consolidated Income Statement	As restated	Reclassifications		Adjustments		As reported(a)
Net revenues	$123,910	$(137	)(c)	$(615	)(b)	$124,662
Operating costs and expenses:
Cost of revenues	88,362	(4,440	)(c)	—		92,802
Selling, general and administrative	10,451	2,608	(c)	—		7,843
Research and development	2,238	881	(c)	—		1,357
Depreciation	4,636	—		—		4,636
Amortization of intangible assets	1,993	—		234	(d)	1,759
Gain on disposal	—	814	(c)	—		(814)
Total operating costs and expenses	107,680	(137)		234		107,583
Operating income	16,230	—		(849)		17,079
Equity in loss of affiliated company	(184)	—		—		(184)
Interest income	220	—		—		220
Income before income taxes	16,266	—		(849)		17,115
Income tax provision	6,263	—		(327	)(e)	6,590
Net income	$10,003	$—		$(522)		$10,525
Net income per share:
Basic	$0.27			$(0.01)		$0.28
Diluted	$0.27			$(0.01)		$0.28
Weighted average shares outstanding:
Basic	37,110					37,110
Diluted	37,630					37,630

Notes to our restated, unaudited condensed consolidated balance sheet as of March 31, 2003:

(a)           “As reported” represents our unaudited condensed consolidated balance sheet derived from our Form 10-Q for the quarterly period ended March 31, 2003 filed with the SEC on May 13, 2003.

(b)          Represents a reduction in the estimated useful life of certain intangible assets acquired in the Lanier acquisition in July 2002 from 25 years to 10 years. This reduction was recorded retroactively to the time of the acquisition and resulted in $234 of additional amortization expense per quarter.

(c)           Represents the 2003 impact related to the reduction in the estimated useful life of certain intangible assets noted in (b) above.

(d)          Represents the tax effect of adjustments more fully described in the notes to our restated, unaudited condensed consolidated income statement noted above.

(e)           Represents the impact of the Quantification adjustment as more fully described in Note 9 below.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

(f)             Accrued compensation has been classified as a separate line item in current liabilities. In addition, deferred compensation related to non-employee members of our board of directors has been reclassified as a component of shareholders’ equity. Inventory and notes payable have been reclassified as a component of other current assets and accounts payable, respectively.

	March 31, 2003
Condensed Consolidated Balance Sheet	As restated	Reclassifications		Prior to 2003		Adjustments		As reported(a)
Assets
Current assets:
Cash and cash equivalents	$124,838	$—		$—		$—		$124,838
Accounts receivable, net	79,299	—		—		—		79,299
Inventory, net	—	(5,675	)(f)	—		—		5,675
Deferred income taxes	6,238	—		—		—		6,238
Other current assets	8,483	5,675	(f)	—		—		2,808
Total current assets	218,858	—		—		—		218,858
Property and equipment, net	37,580	—		—		—		37,580
Goodwill	135,883	—		—		—		135,883
Other intangible assets, net	74,386	—		(468	)(b)	(234	)(c)	75,088
Deferred income taxes	18,254	—		2,839	(d)	—		15,415
Other assets	7,275	—		—		—		7,275
Total assets	$492,236	$—		$2,371		$(234)		$490,099
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,289	$30	(f)	$—		$—		$8,259
Notes payable	—	(30	)(f)	—		—		30
Accrued expenses	19,629	(18,441	)(f)	—		(327	)(d)	38,397
Accrued compensation	18,217	18,217	(f)	—		—		—
Customer accommodation and quantification	7,244	—		6,629	(e)	615	(e)	—
Deferred revenue	19,772	—		—		—		19,772
Total current liabilities	73,151	(224)		6,629		288		66,458
Other non-current liabilities	1,751	—		—		—		1,751
Shareholders’ equity:
Common stock—no par value; authorized 60,000 shares; 37,120 shares issued and outstanding	229,542	—		—		—		229,542
Retained earnings	186,961	—		(4,258)		(522)		191,741
Deferred compensation	224	224	(f)	—		—		—
Accumulated other comprehensive income	607	—		—		—		607
Total shareholders’ equity	417,334	224		(4,258)		(522)		421,890
Total liabilities and shareholders’ equity	$492,236	$—		$2,371		$(234)		$490,099

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

Notes to our restated, unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2003:

(a)           “As reported” represents our unaudited condensed consolidated statements of cash flows derived from our Form 10-Q for the quarterly period ended March 31, 2003 filed with the SEC on May 13, 2003. The adjustments described in (b)-(e) below were made to certain captions included within operating activities in the accompanying consolidated statements of cash flows for the three months ended March 31, 2003. Operating activities in the accompanying condensed consolidated statements of cash flows are presented such that only the net cash provided by operating activities is presented.

(b)          Represents the cumulative adjustment to net income resulting from the adjustments described in items (c)-(e) below.

(c)           Represents a reduction in the estimated useful life of certain intangible assets acquired in the Lanier acquisition in July 2002 from 25 years to 10 years. This reduction was recorded retroactively to the time of the acquisition and resulted in $234 of additional amortization expense per quarter.

(d)          Represents the impact of the Quantification adjustment as more fully described in Note 9.

(e)           Represents an adjustment for the tax consequences of the adjustments noted in (c) and (d) above.

The following reflects the impact to previously reported amounts contained in the consolidated statement of cash flows if a non-condensed format had been presented:

	March 31, 2003
	As restated	Adjustments		As reported(a)
Cash flows from operating activities:
Net income	$10,003	$(522	)(b)	$10,525
Depreciation and amortization	$6,629	$234	(c)	$6,395
Customer accommodation and quantification	$615	$615	(d)	$—
Accrued expenses	$4,478	$(327	)(e)	$4,805

3.   Basis of Presentation

The condensed consolidated interim financial statements included herein are unaudited and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The condensed consolidated interim financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information contained herein. These condensed consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K and the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based upon full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

4.   Stock-Based Compensation

In December 2002, FASB Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement 148), was issued. Statement 148 amended FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 123, as amended by Statement 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and provide pro forma net income (loss) and net income (loss) per share disclosures for stock-based compensation as if the fair-value based method defined in Statement 123 had been applied. Through 2005, we have applied the provisions of APB 25 and provide the pro forma disclosures for our stock option plans in accordance with the provisions of Statement 123 and Statement 148, as shown below.

Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)), which became effective on January 1, 2006, requires us to calculate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as compensation to employees over the period the requisite services are performed. We adopted Statement 123(R) on January 1, 2006.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

The following table illustrates the pro forma effect on net (loss) income and per share amounts if we had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation.

	Three months ended
	March 31,
	2004	2003
Net income	$7,239	$10,003
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,455)	(1,621)
Pro forma net income	$5,784	$8,382
Basic net income per share:
As reported	$0.19	$0.27
Pro forma	$0.15	$0.23
Diluted net income per share:
As reported	$0.19	$0.27
Pro forma	$0.15	$0.22

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.

5.   Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

The following table reflects the weighted average shares outstanding used to compute basic and diluted net income per share for the three months ended March 31, 2004 and 2003:

	For the three months ended March 31,
	2004			2003
	Net Income	Shares	Per share Amount	Net Income	Shares	Per share Amount
Basic	$7,239	37,387	$0.19	$10,003	37,110	$0.27
Effect of dilutive stock	—	322	—	—	520	—
Diluted	$7,239	37,709	$0.19	$10,003	37,630	$0.27

The computation of diluted net income per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income per share. For the three months ended March 31, 2004 and 2003, shares having an anti-dilutive effect on net income per share and, therefore, excluded from the calculation of diluted income per share, totaled 3,951 and 4,193 shares, respectively.

6.   Cost of Investigation and Legal Proceedings

For the three months ended March 31, 2004, we recorded a charge for legal fees of $743, for costs associated with the Review. See Note 9. We did not record a charge in 2003.

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

7.   Commitments and Contingencies

For a complete discussion of our December 31, 2005 commitments and contingencies, please refer to Note 14 to our audited consolidated financial statements included elsewhere in this Form 10-K.

8.   Related Party Transactions

For a description of our various agreements with Philips, please refer to Note 18 to our audited consolidated financial statements included elsewhere in this Form 10-K.

From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $379 and $1 for the three months ended March 31, 2004 and 2003.

Our condensed consolidated balance sheets as of March 31, 2004 and 2003 reflect accrued expenses related to Philips of $248 and $883, respectively.

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three months ended March 31, 2004 and 2003. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

	Three months ended March 31,
	2004	2003
PSRS licensing	$—	$420
PSRS consulting	—	74
OEM agreement	—	—
Dictation equipment	199	420
Insurance	174	130
PENAC	24	14
Marketing and management	2	5
Total	$399	$1,063

In 2001, we entered into an Advance Agreement with A-Life Medical, Inc. (A-Life), a privately held entity that we owned 33.6% of the outstanding voting shares of during 2005 and 2004. The agreement required a prepayment of $1,000 for $1,600 in services to be provided to us by A-Life.

9.   Customer Accommodation and Quantification

In connection with our decision to offer financial accommodations to our AAMT Customers, we analyzed our historical billing information and the available report-level data to develop individualized accommodation offers to be made to our AAMT Customers (Accommodation Analysis). This analysis took approximately one year to complete. The methodology utilized to develop the individual accommodation offers was designed to generate positive accommodation outcomes for our AAMT

MedQuist Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2004 and 2003
(In thousands, except share and per share amounts)
Unaudited

Customers. As such, the methodology was not a calculation of potential over billing nor was it intended as a measure of damages or a reflection of any admission of liability due and owed to our AAMT Customers. Instead, the Accommodation Analysis was a methodology that was developed to arrive at commercially reasonable and fair accommodation offers that would be acceptable to our AAMT Customers without negotiation.

In the fourth quarter of 2005, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers to AAMT Customers in the aggregate amount of $65,413. In 2006, this amount was adjusted by a net additional amount of $1,157 resulting in an adjusted aggregate amount of $66,570. By accepting our accommodation offer, an AAMT Customer must agree, among other things, to release us from any and all claims and liability regarding AAMT line and other billing related issues.

As part of this process, we also conducted an analysis in an attempt to quantify the economic consequences of potentially unauthorized adjustments to AAMT Customers’ ratios and formulae within the transcription platform setups (Quantification). This Quantification was calculated to be $9,835.

Of the authorized cash accommodation amount of $65,413, $57,678 was treated as consideration given by a vendor to a customer and accordingly recorded as a reduction in revenues in 2005. The balance of $7,735 plus an additional $2,100 has been accounted for as a billing error associated with the Quantification resulting in a reduction of revenues in various reporting periods from 1999 to 2005 as noted below.

The table below reflects the activity associated with the Accommodation Analysis and the Quantification for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
Beginning balance	$8,771	$6,629
Quantification	345	615
Ending balance	$9,116	$7,244

The goal of our accommodation program was to reach a settlement with our AAMT Customers. However, the Accommodation Analysis for certain AAMT Customers did not result in positive accommodation outcomes. For certain other customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical AAMT line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006 we modified our accommodation program to enable us to offer this group of AAMT Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit accommodation offers up to an additional $8,700 beyond the previously authorized amount.