Form 10-Q
period 2006-03-31
MEDQUIST INC
filed 2007-08-31
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:
MEDQUIST INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2531298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 BISHOPS GATE BOULEVARD SUITE 300 MOUNT LAUREL, NEW JERSEY (Address of principal executive offices)	08054-4632 (Zip Code)

(856) 206-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of registrant’s shares of common stock, no par value, outstanding as of July 31, 2007 was 37,483,723.

MEDQUIST INC.

i

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

MedQuist Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three Months Ended
	March 31,
	2006	2005

Net revenues	$96,014	$108,449

Operating costs and expenses:
Cost of revenues	74,335	82,803
Selling, general and administrative	14,924	13,554
Research and development	3,201	2,464
Depreciation	2,891	4,364
Amortization of intangible assets	1,575	2,102
Cost of investigation and legal proceedings	7,537	6,226
Restructuring charges	1,212	—

Total operating costs and expenses	105,675	111,513

Operating loss	(9,661)	(3,064)
Equity in income of affiliated company	396	182
Interest income, net	1,797	1,035

Loss before income taxes	(7,468)	(1,847)
Income tax provision (benefit)	1,003	(687)

Net loss	$(8,471)	$(1,160)

Net loss per share:
Basic	$(0.23)	$(0.03)

Diluted	$(0.23)	$(0.03)

Weighted average shares outstanding:
Basic	37,484	37,484

Diluted	37,484	37,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)
Unaudited

	March 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$163,746	$178,271
Accounts receivable, net of allowance of $5,328 and $4,389, respectively	64,063	71,761
Income tax receivable	22,312	21,708
Deferred income taxes	1,232	2,385
Other current assets	10,481	9,973

Total current assets	261,834	284,098
Property and equipment, net	23,600	23,961
Goodwill	123,948	123,849
Other intangible assets, net	49,729	51,278
Deferred income taxes	2,876	2,756
Other assets	6,530	7,249

Total assets	$468,517	$493,191

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,311	$10,046
Accrued expenses	31,006	37,401
Accrued compensation	20,273	21,073
Customer accommodation and quantification	37,350	46,878
Deferred revenue	17,935	18,039

Total current liabilities	116,875	133,437
Deferred income tax liability	16,182	15,482
Other non-current liabilities	1,999	3,052

Commitments and contingencies
Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares; 37,484 and 37,484 shares issued and outstanding, respectively	233,560	232,963
Retained earnings	96,164	104,635
Deferred compensation	332	332
Accumulated other comprehensive income	3,405	3,290

Total shareholders’ equity	333,461	341,220

Total liabilities and shareholders’ equity	$468,517	$493,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Three Months Ended
	March 31,
	2006	2005

Operating activities:
Net cash (used in) provided by operating activities	$(12,151)	$5,325

Investing activities:
Purchase of property and equipment	(2,360)	(2,829)
Capitalized software	(21)	—

Net cash used in investing activities	(2,381)	(2,829)

Effect of exchange rate changes	7	(4)

Net (decrease) increase in cash and cash equivalents	(14,525)	2,492

Cash and cash equivalents — beginning of period	178,271	196,219

Cash and cash equivalents — end of period	$163,746	$198,711

Supplemental cash flow information:
Cash (recovered) paid for income taxes	$(143)	$147

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

1.	Description of Business

We are a provider of medical transcription technology and services which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in marketing and product development.

2.	Introductory Note

In November 2003, one of our employees raised allegations that we had engaged in improper billing practices. In response, our board of directors undertook an independent review of these allegations and engaged the law firm of Debevoise and Plimpton LLP, who in turn retained PricewaterhouseCoopers LLP, to assist in the review (Review). Subsequently, on March 25, 2004, we filed a Form 8-K detailing our determination that the Review would not be completed by the March 30, 2004 filing deadline for our 2003 Form 10-K. As a result of our noncompliance with the U.S. Securities and Exchange Commission’s (SEC) periodic disclosure requirements, our common stock was delisted from NASDAQ National Market on June 16, 2004.

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

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

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

In response to our customers’ concern over the July 2004 Press Release, we made the decision to take action to try to avoid litigation and preserve and solidify our customer business relationships by offering a financial accommodation to our AAMT Customers. See Note 6.

Disclosure of the findings of the Review, along with the delisting of our common stock, precipitated a number of governmental investigations and civil lawsuits. See Note 9.

3.	Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by us pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations although we believe that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information contained herein. These condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based upon full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

4.	Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123 (revised 2004), Share-Based Payment, (Statement 123(R)), using the modified prospective transition method which requires application of Statement 123(R) on the date of adoption and, therefore, we have not retroactively adjusted results from periods prior to 2006. Under the modified prospective transition method, compensation cost associated with share-based awards recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value previously estimated in accordance with the provisions of FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123). Had we granted options in 2006, the compensation cost for those options would have been based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). In March 2005, the SEC issued SAB 107 (SAB 107) which provided supplemental guidance related to Statement 123(R). We have applied the provisions of SAB 107 in our adoption of Statement 123(R).

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

Statement 123(R) requires companies to estimate the fair value of stock options on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service periods.

Stock-based compensation expense related to employee stock options recognized under Statement 123(R) for the three months ended March 31, 2006 was $597 which was charged to selling, general and administrative ($167), research and development ($85) and cost of revenues ($345). As of March 31, 2006, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $2,991, which is expected to be recognized over a weighted-average period of 2.5 years.

Prior to the adoption of Statement 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), as allowed under Statement 123. Under the intrinsic value method, no compensation expense for employee stock options was recognized in our consolidated statements of operations because the exercise price of the stock options granted to employees was greater than or equal to the fair market value of the underlying stock at the date of grant.

The following table illustrates the pro forma effect on net loss and per share amounts as if we had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation.

Three Months Ended
March 31,
2005

Net loss	$(1,160)
Add: Stock-based employee compensation expense included in reported net loss	37
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(633)

Pro forma net loss	$(1,756)

Basic net loss per share:
As reported	$(0.03)

Pro forma	$(0.05)

Diluted net loss per share:
As reported	$(0.03)

Pro forma	$(0.05)

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.

Our stock option plans provide for the granting of options to purchase shares of common stock to eligible employees (including officers) as well as to our non-employee directors. Options may be issued with exercise prices equal to the fair market value of the common stock on the date of grant or at a price determined by a committee of our board of directors. Stock options vest and are exercisable over periods determined by the committee, generally five years, and expire no more than 10 years after the grant.

In July 2004, our board of directors affirmed our June 2004 decision to indefinitely suspend the exercise and future grant of options under our stock option plans. Ten former executives separated from us in 2005 and 2004. Notwithstanding the suspension, to the extent such executives held options that were vested as of their resignation date, such options remain exercisable for the post-termination period, generally 90 days, commencing on the date

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

that the suspension is lifted for the exercise of options. There are 580 shares that have qualified for this post-termination exercise period. A summary of these post-termination options as of March 31, 2006 is as follows:

	Options Exercisable
			Average
	Number of	Intrinsic	Exercise
Range of Exercise Prices	Shares	Value	Price

$2.71-$10.00	34	$278	$5.39
$10.01-$20.00	123	—	$15.59
$20.01-$70.00	423	—	$46.59

	580	$278

The extension of the life of the awards was recorded as a modification of the grants. Under APB 25, the modification created intrinsic value for vested stock if the market value of the stock on the date of termination exceeded the grant price. Therefore, these grants required an immediate recognition of the compensation expense with an offsetting credit to common stock. As of March 31, 2006 and 2005, we recorded a charge related to these options of $0 and $37, respectively.

Information with respect to our common stock as of March 31, 2006 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value

Outstanding, December 31, 2005	3,432	$28.18
Forefeited	(46)	$22.52
Canceled	(729)	$15.86

Outstanding, March 31, 2006	2,657	$31.66	4.3	$641

Exercisable, March 31, 2006	2,389	$32.69	4.0	$641

Options vested and expected to vest as of March 31, 2006	2,600	$31.86	4.2	$641

There were no options granted or exercised during 2006 and 2005. The total fair value of shares vested during the three months ended March 31, 2006 was $534. The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of in-the-money options.

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

A summary of outstanding and exercisable options as of March 31, 2006 is as follows:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(in years)	Price	of Shares	Price

$2.71 - $10.00	47	3.0	$5.99	47	$5.99
$10.01 - $20.00	754	4.1	$15.99	611	$15.66
$20.01 - $30.00	1,001	4.4	$26.91	876	$26.74
$30.01 - $40.00	220	3.4	$32.36	220	$32.36
$40.01 - $70.00	635	3.2	$59.43	635	$59.43

	2,657	4.3	$31.66	2,389	$32.69

As of March 31, 2006, there were 1,058 additional options available for grant under our stock option plans. When we become up to date in our reporting to the SEC, certain executive officers, in accordance with their employment agreements, will receive an aggregate of 200 options with an exercise price equal to the then market value of our common stock on the date of grant. With respect to these stock options, for the three months ended March 31, 2006, $44 is included in selling, general and administrative expenses and $19 is included in research and development expenses in the accompanying condensed consolidated statement of operations. Since the exercise price of these options is not yet known, the fair value of such awards will be remeasured as of each balance sheet date until such time as the exercise price is determined.

5.	Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

The following table reflects the weighted average shares outstanding used to compute basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2006	2005

Net loss	$(8,471)	$(1,160)
Weighted average shares outstanding:
Basic	37,484	37,484
Diluted	37,484	37,484
Net loss per share:
Basic	$(0.23)	$(0.03)
Diluted	$(0.23)	$(0.03)

The computation of diluted net loss per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net loss per share. For the three months ended March 31, 2006 and 2005, shares having an anti-dilutive effect on net loss per share and, therefore, excluded from the calculation of diluted net loss per share, totaled 2,657 and 3,901 shares, respectively.

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

6.	Customer Accommodation and Quantification

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

In the fourth quarter of 2005, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers to AAMT customers in the aggregate amount of $65,413. In 2006, this amount was adjusted by a net additional amount of $1,157 based on a refinement of the Accommodation Analysis resulting in an aggregate amount of $66,570. By accepting our accommodation offer, an AAMT Customer must agree, among other things, to release us from any and all claims and liability regarding AAMT line and other billing related issues.

As part of this process, we also conducted an analysis in an attempt to quantify the economic consequences of potentially unauthorized adjustments to AAMT Customers’ ratios and formulae within the transcription platform setups (Quantification). This Quantification was calculated to be $9,835.

Of the authorized cash accommodation amount of $66,570, $1,157 and $57,678 were treated as consideration given by a vendor to a customer and accordingly recorded as a reduction in revenues in 2006 and 2005, respectively. The balance of $7,735 plus an additional $2,100 has been accounted for as a billing error associated with the Quantification resulting in a reduction of revenues in various reporting periods from 1999 to 2005

The goal of our accommodation program was to reach a settlement with our AAMT Customers. However, the Accommodation Analysis for certain AAMT Customers did not result in positive accommodation outcomes. For certain other customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical AAMT line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006 we modified our accommodation program to enable us to offer this group of AAMT Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit accommodation offers up to an additional $8,676 beyond amounts previously authorized. During 2006, this amount was adjusted by a net additional amount of $569 based on a refinement of the Accommodation Analysis, resulting in an aggregate amount of $9,245. In connection with the credit accommodation offers we recorded a reduction in revenues and corresponding increase in accrued expenses of $9,245 in 2006.

The following is a summary of the financial statement activity related to the customer accommodation and the Quantification which is included as a separate line item in the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005:

	Three Months Ended	Year Ended
	March 31, 2006	December 31, 2005

Beginning balance	$46,878	$9,702
Quantification	—	133
Customer accommodation	986	57,678
Payments and other adjustments	(10,514)	(20,635)

Ending balance	$37,350	$46,878

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

7.	Cost of Investigation and Legal Proceedings

For the three months ended March 31, 2006 and 2005, we recorded a charge of $7,537 and $6,226, respectively, for costs associated with Management’s Billing Assessment as well as defense and other costs associated with the SEC and U.S. Department of Justice (DOJ) investigations and civil litigation that we deemed to be unusual in nature. The following is a summary of the amounts recorded in the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2006	2005

Legal fees	$4,406	$4,444
Other professional fees	2,219	825
Nightingale and Associates, LLC (Nightingale) services	849	892
Other	63	65

Total	$7,537	$6,226

Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs.

8.	2005 Restructuring Plan

During 2005, we implemented a restructuring plan (2005 Plan) based on the implementation of a centralized national service delivery model. The plan involved the consolidation of operating facilities and a related reduction in workforce. The table below reflects the financial statement activity related to the 2005 Plan which is included in accrued expenses in the accompanying consolidated balance sheet as of March 31, 2006:

	Three Months Ended March 31, 2006
		Non-Cancelable
	Total	Leases	Severance	Equipment

Balance as of December 31, 2005	$2,050	$1,693	$357	$—
Additional charge	1,212	317	738	157
Usage	(1,729)	(711)	(861)	(157)

Balance as of March 31, 2006	$1,533	$1,299	$234	$—

The 2005 Plan will be completed in 2007 for severance and 2009 for non-cancelable leases.

9.	Commitments and Contingencies

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

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

The DOL is currently conducting a formal investigation into the administration of our 401(k) plan. We have been fully cooperating with the DOL since it opened its investigation in 2004. We have complied and are continuing to comply with information and document requests by the DOL.

Developments relating to the SEC, DOJ and/or DOL investigations will continue to create various risks and uncertainties that could materially and adversely affect our business and our historical and future financial condition, results of operations, and cash flows.

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

On August 16, 2005, a First Amended Complaint in the Shareholder Putative Class Action was filed against us in the United States District Court District of New Jersey. The First Amended Complaint named additional defendants, including certain current and former directors, certain of our former officers, our former and current external auditors and Philips. Like the original complaint, the First Amended Complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The Securities Class Period of the original complaint was expanded 20 months to include the period from March 29, 2000 through June 14, 2004. Pursuant to an October 17, 2005 consent order approved by the Court, lead plaintiff Greater Pennsylvania Pension Fund filed a Second Amended Complaint on November 15, 2005. The Second Amended Complaint dropped Philips as a defendant, but alleged the same claims and the same purported class period as the First Amended Complaint. Plaintiffs sought unspecified damages. Pursuant to the provisions of the Private Securities Litigation Reform Act, discovery in the action was stayed pending the filing and resolution of the defendants’ motions to dismiss, which were filed on January 17, 2006, and which were fully briefed as of June 16, 2006. On September 29, 2006, the Court denied our motions to dismiss and the motion to dismiss of the individual defendants. In the same order, the Court granted the motion to dismiss filed by our former and current external auditors. On November 3, 2006, we filed our Answer denying the material allegations contained in the Second Amended Complaint. On March 23, 2007, we entered into a memorandum of understanding and a stipulation of settlement with the lead plaintiff in which we agreed to pay $7.75 million to settle all claims, throughout the class period, against all defendants in the action. On May 16, 2007, the Court issued an Order Preliminarily Approving Settlement and Providing for Notice. The Court conducted a final approval hearing and approved the settlement on August 15, 2007. Neither we nor any of the individuals named in the action has admitted to liability or any wrongdoing in connection with the settlement.

Customer Litigation

A putative class action was filed in the United States District Court for the Central District of California. The action, entitled South Broward Hospital District, d/b/a Memorial Regional Hospital, et al. v. MedQuist, Inc. et al., Case No. CV-04-7520-TJH-VBKx, was filed on September 9, 2004 against us and certain of our present and former officials, purportedly on behalf of an alleged class of non-Federal governmental hospitals and medical centers that the complaint claims were wrongfully and fraudulently overcharged for transcription services by defendants based

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

primarily on our use of the AAMT line billing unit of measure. The complaint charged fraud, violation of the California Business and Professions Code, unjust enrichment, conversion, negligent supervision and violation of RICO. Plaintiffs seek damages in an unspecified amount, plus costs and interest, an injunction against alleged continuing illegal activities, an accounting, punitive damages and attorneys’ fees. Named as defendants, in addition to us, were one of our senior vice presidents, our former executive vice president of marketing and new business development, our former executive vice president and chief legal officer, and our former executive vice president and chief financial officer.

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

Plaintiffs filed the Third Amended Complaint on January 4, 2006. The Third Amended Complaint expands the claims made beyond issues arising from contracts based on AAMT line billing and beyond customers billed based on an AAMT line, alleging that we engaged in a scheme to inflate customers’ invoices without regard to the terms of individual contracts and even in the absence of any written contract. The Third Amended Complaint also limits plaintiffs’ claim for fraud in the inducement of the agreement to arbitrate to the three named plaintiffs whose contracts contain an arbitration provision and a subclass of similarly situated customers. On January 20, 2006 we and the individual defendants filed motions to dismiss the Third Amended Complaint for failure to state a claim and a motion to compel arbitration of all claims by the arbitration subclass and to stay the case in its entirety pending arbitration. On March 8, 2006 the Court held a hearing on these motions, and took the matter under submission. On March 30, 2007, the Court issued an order holding that plaintiffs could not make out a claim that we had violated the federal RICO statute, thus eliminating any claim against us for treble damages. The Court also found that plaintiffs could not make out a claim that we had engaged in any unfair or deceptive acts or practices in violation of state law, or that we had made any negligent misrepresentations to plaintiffs. In its ruling, the Court, without reaching a decision of whether any wrongdoing had occurred, allowed plaintiffs to proceed with their claims against us for fraud, unjust enrichment and an accounting. In its order, the Court denied our motion to compel arbitration regarding those customers whose contracts contained an agreement to arbitrate. We have appealed that decision to the Third Circuit Court of Appeals, and we moved the district court to stay the matter pending that appeal. The district court heard oral argument on our motion to stay on May 30, 2007 and took the motion under submission. On June 8, 2007, plaintiffs filed a Motion for Summary Action with the Third Circuit Court of Appeals, asking the Court to dismiss plaintiffs who did not enter into arbitration agreements with us from the appeal. We filed our opposition to this motion on June 25, 2007. The Court has referred the motion to the merits panel for decision after full briefing. In addition, on July 18, 2007, the Third Circuit Court of Appeals issued notice that the case had been assigned to mediation in the Court’s mediation program. On August 1, 2007, plaintiffs filed a motion for expedited review on appeal. We do not oppose this motion, and the parties have agreed to a schedule pursuant to which the appeal will be fully briefed by November 16, 2007. On August 21, 2007, the Third Circuit granted the motion for expedited review. Under the Court’s order, briefing is scheduled to be completed by November 16, 2007.

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

The Third Circuit also has ordered the parties to telephonic mediation, which is scheduled to proceed on September 12, 2007. We believe that the claims asserted have no merit and intend to defend the case vigorously.

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

The allegations contained in the Myers case are substantially similar to those contained in the Hoffmann and Force putative class actions and, as detailed above, the three actions have now been consolidated. A consolidated amended complaint was filed on January 31, 2006. In the consolidated amended complaint, the named plaintiffs assert claims for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and demand an accounting. On March 7, 2006 we filed a motion to dismiss all claims in the consolidated amended

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

complaint. The motion was fully briefed and argued on August 7, 2006. The Court denied the motion on December 21, 2006. On January 19, 2007, we filed an answer denying the mutual allegations pleaded in the consolidated amended complaint. The parties are now proceeding with discovery. The deadline to complete pretrial fact discovery is October 30, 2007. No date has been set for a class certification hearing or trial. We believe that the claims asserted in the consolidated actions have no merit and intend to vigorously defend the suit.

Shareholder Derivative Litigation

On October 4, 2005, we announced the dismissal with prejudice of a shareholder derivative action filed in United States District Court for the District of New Jersey. The suit, Rhoda Kanter (Plaintiff) v. Hans M. Barella et al. (Defendants), was filed on November 12, 2004 against Philips and 10 current and former members of our board of directors. We were named as a nominal defendant.

In a ruling dated September 21, 2005, the Court found plaintiff’s allegations that our board of directors breached their fiduciary duties to us to be insufficient. The plaintiff had alleged that for a period from 2001 through 2004, the Defendants violated their fiduciary duties by permitting artificial inflation of billing figures; failing to adequately ensure accurate and lawful billing practices; and failing to accurately report our true financial condition in its published financial statements. On October 3, 2005, plaintiff filed a motion for reconsideration of the Court’s order dismissing the action with prejudice. On November 16, 2005, the Court denied plaintiff’s motion for reconsideration. On December 13, 2005, plaintiff filed a Notice of Appeal with the United States Court of Appeals for the Third Circuit. Plaintiff’s appeal was fully briefed as of May 2006, and the Court of Appeals heard oral argument on the appeal on March 1, 2007. Plaintiff’s appeal was denied by the Court of Appeals on May 25, 2007.

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

We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of March 31, 2006 or December 31, 2005 related to these indemnification provisions.

We have insurance policies which provide coverage for certain of the matters related to the legal actions described herein. We filed claims for insurance recoveries, but, as of March 31, 2006, it was not probable that we would receive any of these insurance recoveries.

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

10.	Related Party Transactions

From time to time, we enter into transactions in the normal course of business with related parties. The audit committee of our board of directors has been charged with the responsibility of approving or ratifying all related party transactions other than those between us and Philips.

In connection with Philips’ investment in us, we have entered into various agreements with Philips. All material transactions between Philips and us are reviewed and approved by the supervisory committee of our board of directors. The supervisory committee is comprised of directors’ independent from Philips. Listed below is a summary of our material agreements with Philips.

Licensing Agreement

In connection with Philips’ tender offer, we entered into a Licensing Agreement with Philips Speech Processing GmbH, an affiliate of Philips which is now known as Philips Speech Recognition Systems GmbH (PSRS), on May 22, 2000 (Licensing Agreement). The Licensing Agreement was subsequently amended by the parties as of January 1, 2002, February 23, 2003, August 10, 2003, September 1, 2004, December 30, 2005 and February 13, 2007.

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

Upon the expiration of its initial term on June 30, 2007, the OEM Supply Agreement was renewed for an additional three year term. Unless earlier terminated, the OEM Supply Agreement automatically renews for one additional three year term, provided that we are in compliance with the OEM Supply Agreement at the end of the initial term and each renewal term.

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

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

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

From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $14 and $30 for the three months ended March 31, 2006 and 2005, respectively.

Our condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005 reflect other current assets related to Philips of $1,390 and $1,786, respectively, and accrued expenses related to Philips of $575 and $987, respectively.

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three months ended March 31, 2006 and 2005. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

	Three Months Ended
	March 31,
	2006	2005

PSRS licensing	$511	$181
PSRS consulting	3	161
OEM agreement	313	69
Dictation equipment	245	363
Insurance	223	239
PENAC	10	24
Other	42	152

Total	$1,347	$1,189

On July 29, 2004, we entered into an agreement with Nightingale under which Nightingale agreed to provide interim chief executive services to us. On July 30, 2004, our board of directors appointed Howard S. Hoffmann to

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

serve as our interim Chief Executive Officer (CEO). With the departure of our former President in May 2007, our board of directors appointed Mr. Hoffmann to the additional position of President in June 2007. Mr. Hoffmann serves as the Managing Partner of Nightingale. Mr. Hoffmann continues to serve as our President and Chief Executive Officer pursuant to the terms of the agreement between us and Nightingale, which expired on June 30, 2007. We are currently negotiating the terms of an extension of this agreement. Our board of directors is responsible for monitoring and reviewing the performance of Mr. Hoffmann on an ongoing basis. Our agreement with Nightingale also permits us to engage additional personnel employed by Nightingale to provide consulting services to us from time to time.

For the three months ended March 31, 2006 and 2005, we incurred charges of $849 and $892 respectively, for Nightingale services. As of March 31, 2006 and December 31, 2005, accrued expenses included $350 and $487, respectively, for amounts due to Nightingale for services performed.

In 2001, we entered into an Advance Agreement with A-Life Medical, Inc. (A-Life), a privately held entity that we owned 33.6% of the outstanding voting shares of during 2006 and 2005. The agreement required a prepayment of $1,000 for $1,600 in services to be provided to us by A-Life. The Advance Agreement had an expiration date of December 31, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ materially from those discussed herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “will,” “should,” “seeks,” “pro forma,” “potential,” “anticipates,” “predicts,” “plans,” “estimates,” or “intends,” or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements should be considered in light of various important factors, including those set forth under the caption “Risk Factors” in this Form 10-Q. All forward-looking statements, and reasons why results may differ, that are included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments.

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

In July 2000, Koninklijke Philips Electronics N.V. (Philips) completed a tender offer in which it acquired approximately 60% of our outstanding common stock. Subsequent to the completion of the tender offer, Philips increased its ownership position and currently owns approximately 69.6% of our common stock.

In 2001, we acquired Speech Machines, a company based in the United Kingdom, whose technology has since developed into our DocQmenttm Enterprise Platform (DEP). In 2002, we began the process of migrating our customers to our DEP from our many disparate transcription platforms. Following our press release in July 2004 announcing the results of the independent review of our billing practices (Review) resulting from allegations of one of our employees that we engaged in improper billing practices , we accelerated this process and completed it in the first quarter of 2007. As a result of this process, we encountered customer attrition.

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

The past few years has been marked by dramatic changes for both us and our industry. During this period, a significant portion of our time and attention has been devoted to matters outside the ordinary course of business such as replacing key members of our executive management team, cooperating with federal investigators, responding to ongoing legal proceedings, and completing the Review and the extensive review of our historical AAMT line billing (Management’s Billing Assessment). A summary of significant events that have occurred during this period is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Significant Events Since Our Last Regular Periodic Report” in Item 1, Business and Item 3, Legal Proceedings.

We have devoted significant resources over the past few years to improving our fundamental business systems, including our corporate governance functions, financial controls, and operational infrastructure. As our organization was focusing on all of these issues, we also pursued major operational initiatives to consolidate technology platforms, communicate actively with our customers, and restructure our business.

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

We believe the outsourced portion of the medical transcription services market will increase due in part to healthcare providers seeking the following:

•	reduction in overhead and other administrative costs;

•	improvement in the quality and speed of delivery of transcribed medical reports;

•	access to leading technologies, such as speech recognition technology, without any development and investment risk;

•	expertise in implementing and managing a medical transcription system tailored to the providers’ specific requirements;

•	access to skilled MTs; and

•	support for compliance with governmental and industry mandated privacy and security requirements and electronic health record initiatives.

Although we believe the outsourced portion of the medical transcription services market continues to grow, in order to benefit from this trend we must overcome the following challenges: reverse our recent market share decline, increase our profit margins and continue to develop technological advances.

We evaluate our performance based upon the following factors:

•	revenues;

•	operating income;

•	net income per share;

•	net cash provided by operating activities; and

•	days sales outstanding.

Our goal is to execute our strategy to yield growth in net revenues, operating income and net income per share.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates. These critical accounting policies and estimates have been discussed with the Audit committee.

We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2005 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Basis of Presentation

Sources of Revenues

We derive revenues primarily from the provision of medical transcription services to health systems, hospitals and large group medical practices. Our customers are generally charged a rate times the volume of work that we transcribe. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, maintenance services, digital dictation, speech recognition, electronic signature and medical coding technology and services. Our medical transcription revenues have been declining over the past several years, as prices have declined and some customers have switched to alternative vendors. Our technology products and services revenues also declined over the past several years, as many products reached the end of their life and new products have not replaced the lost revenue.

As a result of our analysis of our historical billing information and the available report-level data to develop individualized accommodation offers to our customers which were billed for medical transcription services using AAMT line billing, which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Significant Events Since Our Last Regular Periodic Report” contained in Item 1, Business, net revenues for the three months ended March 31, 2006 and 2005 were reduced by $986 and $105, respectively.

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

Cost of investigation and legal proceedings

Cost of investigation and legal proceedings include legal fees incurred in connection with the SEC and DOJ investigations and proceedings and the defense of civil litigation matters described in Part II, Item 1, Legal Proceedings in this report, litigation support consulting, and consulting services provided by Nightingale and Associates, LLC (Nightingale) in connection with the Review and Management’s Billing Assessment.

Consolidated Results of Operations

The following tables set forth our consolidated results of operations for the periods indicated below:

Comparison of Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006		2005
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	% Change
	($ in thousands)

Net revenues	$96,014	100.0%	$108,449	100.0%	$(12,435)	(11.5)%

Operating costs and expenses:
Cost of revenues	74,335	77.4%	82,803	76.4%	(8,468)	(10.2)%
Selling, general and administrative	14,924	15.5%	13,554	12.5%	1,370	10.1%
Research and development	3,201	3.3%	2,464	2.3%	737	29.9%
Depreciation	2,891	3.0%	4,364	4.0%	(1,473)	(33.8)%
Amortization of intangible assets	1,575	1.6%	2,102	1.9%	(527)	(25.1)%
Cost of investigation and legal proceedings	7,537	7.8%	6,226	5.7%	1,311	21.1%
Restructuring charges	1,212	1.3%	—	—	1,212	n.a.

Total operating costs and expenses	105,675	110.1%	111,513	102.8%	(5,838)	(5.2)%

Operating loss	(9,661)	(10.1)%	(3,064)	(2.8)%	(6,597)	215.3%
Equity in income of affiliated company	396	0.4%	182	0.2%	214	117.6%
Interest income, net	1,797	1.9%	1,035	1.0%	762	73.6%

Loss before income taxes	(7,468)	(7.8)%	(1,847)	(1.7)%	(5,621)	304.3%
Income tax expense (benefit)	1,003	1.0%	(687)	(0.6)%	1,690	(246.0)%

Net loss	$(8,471)	(8.8)%	$(1,160)	(1.1)%	$(7,311)	630.3%

Net revenues

Net revenues decreased $12.4 million, or 11.5%, to $96.0 million for the three months ended March 31, 2006 compared with $108.4 million for the three months ended March 31, 2005. This decrease was attributable primarily to:

•	reduced service revenues of $10.1 million resulting primarily from lower pricing to both new and existing customers and lower medical transcription volume of $9.1 million and a charge of $1.0 million related to the customer accommodation program. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP; and

•	reduced sales and implementations of our technology products of $2.3 million resulting primarily from the impact of certain technology products reaching the end of their life cycle.

Cost of revenues

Cost of revenues decreased $8.5 million, or 10.2%, to $74.3 million for the three months ended March 31, 2006 compared with $82.8 million for the three months ended March 31, 2005. This decrease was attributable primarily to:

•	reduced medical transcription payroll costs of $3.0 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	decreased telecommunications costs of $2.2 million associated with both the decrease in our service revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•	reduced other costs of $2.4 million related primarily to non-MT payroll; and

•	reduced costs of $0.9 million resulting from facility closures.

As a percentage of net revenues, cost of revenues increased to 77.4% for the three months ended March 31, 2006 from 76.4% for the same period in 2005 as a result largely of lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues.

Selling, general and administrative

SG&A expenses increased $1.4 million, or 10.1%, to $14.9 million for the three months ended March 31, 2006 compared with $13.6 million for the three months ended March 31, 2005. This increase was attributable primarily to increases in costs for audit and outside consulting fees of $1.9 million related to the audit of our financial statements and the audit of our internal control over financial reporting and increase in bad debt expense of $0.8 million. These increases were offset by decreases in costs of $1.3 million associated with the separation and replacement of certain members of our management team. SG&A expenses as a percentage of net revenues were 15.5% for the three months ended March 31, 2006 compared with 12.5% for the same period in 2005.

Research & development

R&D expenses increased $0.7 million, or 29.9%, to $3.2 million for the three months ended March 31, 2006 compared with $2.5 million for the three months ended March 31, 2005. This increase was due primarily to an increase in compensation expense of $0.3 million due to an increase in headcount, higher professional fees for outside consultants of $0.3 million and other miscellaneous expenses of $0.1 million. R&D expenses as a percentage of net revenues were 3.3% for the three months ended March 31, 2006 compared with 2.3% for the three months ended March 31, 2005.

Depreciation

Depreciation expense decreased $1.5 million, or 33.8%, to $2.9 million for the three months ended March 31, 2006 compared with $4.4 million for the three months ended March 31, 2005. This decrease was due primarily to $4.1 million write-off of assets in the fourth quarter of 2005 and assets reaching the end of their depreciation period in 2006. Depreciation expense as a percentage of net revenues was 3.0% for the three months ended March 31, 2006 compared with 4.0% for the same period in 2005.

Amortization

Amortization of intangible assets decreased $0.5 million, or 25.1%, to $1.6 million for the three months ended March 31, 2006 compared with $2.1 million for the three months ended March 31, 2005. This decrease was the result primarily of several assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 1.6% for the three months ended March 31, 2006 compared with 1.9% for the same period in 2005.

Cost of investigation and legal proceedings

Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings. These costs and expenses increased $1.3 million, or 21.1%, to $7.5 million for the three months ended March 31, 2006 compared with $6.2 million for the three months ended March 31, 2005. The increase was due primarily to litigation support consulting of $1.4 million.

Restructuring charges

During the latter half of 2005, we implemented a restructuring plan associated with a centralized national service delivery model to streamline our organizational and operational structure to better service our customers. The 2005 restructuring plan involved the consolidation of operating facilities and the related reduction in workforce. During the three months ended March 31, 2006, we recorded a restructuring charge of $1.2 million comprised of $0.3 million for non-cancelable leases related to the closure of offices, $0.2 million for the write-off of equipment and $0.7 million for severance obligations.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $0.8 million, or 73.6%, to $1.8 million for the three months ended March 31, 2006 compared with $1.0 million for the three months ended March 31, 2005. This increase was attributable to higher weighted average interest rates earned in the 2006 period (4.2%) compared to the 2005 period (2.1%) offset by $26 million lower average cash balance for the three months ended March 31, 2006 compared with the same period in 2005.

Income tax provision

The effective income tax rate for the three months ended March 31, 2006 was 13.4% compared with an effective income tax rate of 37.2% for the three months ended March 31, 2005. The difference in the tax rates is primarily attributable to our 2006 pre tax loss, for which no tax benefit was recorded, along with an increase in deferred income tax liabilities related to indefinite life assets which can not be considered as a source of future income to benefit deferred income tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that the deferred income tax assets would not be realized. In the three months ended March 31, 2006, adjustments were made to income tax expense to reflect the tax benefits for Alternative Minimum Tax credits offset by adjustments for various exposures related to state taxes.

Liquidity and Capital Resources

As of March 31, 2006, we had net working capital of $145.0 million compared with $150.7 million as of December 31, 2005. Our principal sources of liquidity were cash flows from operating activities and available cash on hand. Cash and cash equivalents decreased $14.5 million for the three months ended March 31, 2006 to $163.7 million as of March 31, 2006 from $178.3 million as of December 31, 2005. This decrease was driven primarily by cash used in operating activities of $12.2 million and purchases of property and equipment of $2.4 million. The $12.2 million net cash used by operating activities reflects a $8.5 million net loss and $10.2 million of customer accommodation payments offset by $4.5 million of depreciation and amortization expense and a $2.0 million increase in cash primarily from accounts receivables driven by improved days sales outstanding.

We believe our existing cash and cash equivalents and cash to be generated from operations, if any, will be sufficient to finance our operations for the foreseeable future. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our net revenues, or due to increased cash expenditures in excess of the net revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all. For instance, we may have increased cash expenditures relating to:

•	the SEC, DOJ and DOL investigations and proceedings; and

•	the defense and resolution of the civil litigation matters.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2006. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our inability to file this report within the required time period, our disclosure controls and procedures were not effective as of March 31, 2006. To compensate for the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the condensed consolidated financial statements included in this report. As a result of these expanded procedures, we believe that the condensed consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered thereby in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except as noted below, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Continued to move medical transcription customers from our non-DEP medical transcription platforms to our DEP. Internal controls governing our DEP include a secondary review of all initial customer setups, formal notification of all contractual changes to both billing and operations management and a strict limitation of available units of measure for billing purposes to only those supported by the system; and

•	Obtained and implemented a leading third party IT software application to assess employee access, evaluate the appropriate segregation of duties within the system, and report on compliance with internal IT controls and procedures.

Although our remediation efforts are underway, material weaknesses identified as of December 31, 2005 will not be considered remediated until new internal controls over financial reporting are fully implemented and operational for a period of time and are operating effectively.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

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

The DOL is currently conducting a formal investigation into the administration of our 401(k) plan. We have been fully cooperating with the DOL since it opened its investigation in 2004. We have complied and are continuing to comply with information and document requests by the DOL.

Developments relating to the SEC, DOJ and/or DOL investigations will continue to create various risks and uncertainties that could materially and adversely affect our business and our historical and future financial condition, results of operations, and cash flows.

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

On August 16, 2005, a First Amended Complaint in the Shareholder Putative Class Action was filed against us in the United States District Court District of New Jersey. The First Amended Complaint named additional defendants, including certain current and former directors, certain of our former officers, our former and current external auditors and Philips. Like the original complaint, the First Amended Complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The Securities Class Period of the original complaint was expanded 20 months to include the period from March 29, 2000 through June 14, 2004. Pursuant to an October 17, 2005 consent order approved by the Court, lead plaintiff Greater Pennsylvania Pension Fund filed a Second Amended Complaint on November 15, 2005. The Second Amended Complaint dropped Philips as a defendant, but alleged the same claims and the same purported class period as the First Amended Complaint. Plaintiffs sought unspecified damages. Pursuant to the provisions of the Private Securities Litigation Reform Act, discovery in the action was stayed pending the filing and resolution of the defendants’ motions to dismiss, which were filed on January 17, 2006, and which were fully briefed as of June 16, 2006. On September 29, 2006, the Court denied our motions to dismiss and the motion to dismiss of the individual defendants. In the same order, the Court granted the motion to dismiss filed by our former and current external auditors. On November 3, 2006, we filed our Answer denying the material allegations contained in the Second Amended Complaint. On March 23, 2007, we entered into a memorandum of understanding and a stipulation of settlement with the lead plaintiff in which we agreed to pay $7.75 million to settle all claims, throughout the class period, against all defendants in the action. On May 16, 2007, the Court issued an Order Preliminarily Approving Settlement and Providing for Notice. The Court

conducted a final approval hearing and approved the settlement on August 15, 2007. Neither we nor any of the individuals named in the action has admitted to liability or any wrongdoing in connection with the settlement.

Customer Litigation

A putative class action was filed in the United States District Court for the Central District of California. The action, entitled South Broward Hospital District, d/b/a Memorial Regional Hospital, et al. v. MedQuist, Inc. et al., Case No. CV-04-7520-TJH-VBKx, was filed on September 9, 2004 against us and certain of our present and former officials, purportedly on behalf of an alleged class of non-Federal governmental hospitals and medical centers that the complaint claims were wrongfully and fraudulently overcharged for transcription services by defendants based primarily on our use of the AAMT line billing unit of measure. The complaint charged fraud, violation of the California Business and Professions Code, unjust enrichment, conversion, negligent supervision and violation of RICO. Plaintiffs seek damages in an unspecified amount, plus costs and interest, an injunction against alleged continuing illegal activities, an accounting, punitive damages and attorneys’ fees. Named as defendants, in addition to us, were one of our senior vice presidents, our former executive vice president of marketing and new business development, our former executive vice president and chief legal officer, and our former executive vice president and chief financial officer.

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

Plaintiffs filed the Third Amended Complaint on January 4, 2006. The Third Amended Complaint expands the claims made beyond issues arising from contracts based on AAMT line billing and beyond customers billed based on an AAMT line, alleging that we engaged in a scheme to inflate customers’ invoices without regard to the terms of individual contracts and even in the absence of any written contract. The Third Amended Complaint also limits plaintiffs’ claim for fraud in the inducement of the agreement to arbitrate to the three named plaintiffs whose contracts contain an arbitration provision and a subclass of similarly situated customers. On January 20, 2006 we and the individual defendants filed motions to dismiss the Third Amended Complaint for failure to state a claim and a motion to compel arbitration of all claims by the arbitration subclass and to stay the case in its entirety pending arbitration. On March 8, 2006 the Court held a hearing on these motions, and took the matter under submission. On March 30, 2007, the Court issued an order holding that plaintiffs could not make out a claim that we had violated the federal RICO statute, thus eliminating any claim against us for treble damages. The Court also found that plaintiffs could not make out a claim that we had engaged in any unfair or deceptive acts or practices in violation of state law, or that we had made any negligent misrepresentations to plaintiffs. In its ruling, the Court, without reaching a decision of whether any wrongdoing had occurred, allowed plaintiffs to proceed with their claims against us for fraud, unjust enrichment and an accounting. In its order, the Court denied our motion to compel arbitration regarding those customers whose contracts contained an agreement to arbitrate. We have appealed that decision to the Third Circuit Court of Appeals, and we moved the district court to stay the matter pending that appeal. The district court heard oral argument on our motion to stay on May 30, 2007 and took the motion under submission. On June 8, 2007, plaintiffs filed a Motion for Summary Action with the Third Circuit Court of Appeals, asking the Court to dismiss plaintiffs who did not enter into arbitration agreements with us from the appeal. We filed our opposition to this motion on June 25, 2007. The Court has referred the motion to the merits panel for decision after full briefing. In addition, on July 18, 2007, the Third Circuit Court of Appeals issued notice that the case had been assigned to mediation in the Court’s mediation program. On August 1, 2007, plaintiffs filed a motion for expedited review on appeal. We do not oppose this motion, and the parties have agreed to a schedule pursuant to which the appeal will be fully briefed by November 16, 2007. On August 21, 2007, the Third Circuit granted the motion for expedited review. Under the Court’s order, briefing is scheduled to be completed by November 16, 2007. The Third Circuit also has ordered the parties to telephonic mediation, which is scheduled to proceed on September 12, 2007. We believe that the claims asserted have no merit and intend to defend the case vigorously.

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

The allegations contained in the Myers case are substantially similar to those contained in the Hoffmann and Force putative class actions and, as detailed above, the three actions have now been consolidated. A consolidated amended complaint was filed on January 31, 2006. In the consolidated amended complaint, the named plaintiffs assert claims for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and demand an accounting. On March 7, 2006 we filed a motion to dismiss all claims in the consolidated amended complaint. The motion was fully briefed and argued on August 7, 2006. The Court denied the motion on December 21, 2006. On January 19, 2007, we filed an answer denying the mutual allegations pleaded in the consolidated amended complaint. The parties are now proceeding with discovery. The deadline to complete pretrial fact discovery is October 30, 2007. No date has been set for a class certification hearing or trial. We believe that the claims asserted in the consolidated actions have no merit and intend to vigorously defend the suit.

Shareholder Derivative Litigation

On October 4, 2005, we announced the dismissal with prejudice of a shareholder derivative action filed in United States District Court for the District of New Jersey. The suit, Rhoda Kanter (Plaintiff) v. Hans M. Barella et al. (Defendants), was filed on November 12, 2004 against Philips and 10 current and former members of our board of directors. We were named as a nominal defendant.

In a ruling dated September 21, 2005, the Court found plaintiff’s allegations that our board of directors breached their fiduciary duties to us to be insufficient. The plaintiff had alleged that for a period from 2001 through 2004, the Defendants violated their fiduciary duties by permitting artificial inflation of billing figures; failing to adequately ensure accurate and lawful billing practices; and failing to accurately report our true financial condition in its published financial statements. To the contrary, the Court concluded: “Far from alleging facts supporting a substantial likelihood of liability, the plaintiff here has painted a picture of a board of directors that acted responsively given the circumstances . . . .” On October 3, 2005, plaintiff filed a motion for reconsideration of the Court’s order dismissing the action with prejudice. On November 16, 2005, the Court denied plaintiff’s motion for reconsideration. On December 13, 2005, plaintiff filed a Notice of Appeal with the United States Court of Appeals for the Third Circuit. Plaintiff’s appeal was fully briefed as of May 2006, and the Court of Appeals heard oral argument on the appeal on March 1, 2007. Plaintiff’s appeal was denied by the Court of Appeals on May 25, 2007.

Item 1A.	Risk Factors

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Exchange Act. Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	each of the factors discussed in this Item 1A, Risk Factors as well as risks discussed elsewhere in this report;

•	each of the matters discussed in Item 1, Legal Proceedings;

•	difficulties relating to our significant management turnover;

•	our ability to recruit and retain qualified medical MTs and other employees;

•	the impact of our new services and products on the demand for our existing services and products;

•	our current dependence on medical transcription for substantially all of our business;

•	our ability to become current in our periodic reporting obligations under the Exchange Act;

•	our ability to expand our customer base;

•	changes in law, including, without limitation, the impact Health Insurance Portability and Accountability Act of 1996 (HIPAA) will have on our business;

•	infringement on the proprietary rights of others;

•	our ability to diversify into other businesses;

•	the results of our review of strategic alternatives;

•	our ability to effectively integrate newly-acquired operations;

•	competitive pricing pressures in the medical transcription industry and our response to those pressures; and

•	general conditions in the economy and capital markets.

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

Set forth below are certain important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward- looking statements made by us. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition. More detailed information regarding risk factors described below is contained in other sections of this report.

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

The Review overseen by our board of directors led to a delay in the filings of this and other required reports with the SEC. Because of this delay, we were not in compliance with the listing standards of The NASDAQ Stock Exchange LLC (NASDAQ) and NASDAQ delisted our common stock on June 16, 2004.

On December 17, 2004, we received an administrative HIPAA subpoena for documents from the DOJ. The subpoena seeks information primarily about our provision of medical transcription services to governmental and non-governmental customers. The information was requested in connection with a dual civil and criminal government investigation into whether we and others violated federal laws in connection with the provision of medical transcription services. We have been and intend to continue cooperating fully with the DOJ.

On November 23, 2004 we received notice from the DOL of its commencement of a formal investigation into the administration of our 401(k) plan. We have been fully cooperating with the DOL since it opened its investigation in 2004. We have complied and are continuing to comply with information and document requests by the DOL.

We cannot predict when the investigations will be completed or the timing of any other developments, nor can we predict what the result of these matters may be. See Part II, Item 1, Legal Proceedings, for a further discussion of these matters.

Expenses incurred in connection with these matters (which include substantial fees for lawyers and other professional advisors) could adversely affect our financial position, results of operations and liquidity. We may be required to pay material judgments, fines, penalties or settlements or suffer other penalties, each of which could have a material adverse effect on our business and our historical and future results of operations, financial condition and liquidity. The investigations may adversely affect our ability to obtain, and/or increase the cost of obtaining directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse affect on our ability to retain our current or obtain new senior management and directors. In addition, the findings and outcomes of the investigations described above may adversely affect the course of the civil litigation pending against us.

Several lawsuits have been filed against us involving our billing practices and other related matters and the outcome of these lawsuits may have a material adverse effect on our business, financial condition, results of operations and cash flows.

A number of lawsuits have been filed against us, as well as certain of our past and current officers and/or directors and current majority shareholder, relating to, among other things, allegations of violations of the federal securities laws and various common laws based on allegedly unlawful billing and payroll practices. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial condition, results of operations and cash flows. See Part II, Item 1, Legal Proceedings, for a further discussion of these matters.

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

We are not current in our periodic reporting obligations under the Exchange Act. We have not filed our Forms 10-Q for the first and second quarters of 2007. In addition, we have not filed all periodic reports required during 2004 and 2005. Some of the consequences of our failure to meet our reporting obligations under the Exchange Act include:

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

We have had material weaknesses in our internal control over financial reporting and cannot provide assurance that additional material weaknesses will not be identified in the future. Our failure to effectively maintain our internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information or have a negative affect on our stock price.

We have determined that we had deficiencies in our internal control over financial reporting as of December 31, 2005 that constituted “material weaknesses” as defined by the Public Company Accounting Oversight Board’s Audit Standard No. 2. These material weaknesses are identified in Item 9A, Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We are reviewing strategic alternatives which could impact our operating results, our stock price and our business.

In July 2007 we engaged Bear, Stearns & Co. Inc. as our financial advisor to review our strategic alternatives. We are uncertain as to what impact any particular strategic alternative will have on our operating results, our stock price and our business if accomplished or whether any transaction will even occur as a result of this review. Other uncertainties and risks relating to our review of strategic alternatives include:

•	the review of strategic alternatives may disrupt our operations, affect morale, distract management and result in the loss of employees, vendors or customers, which could have a material adverse effect on our operating results and our business;

•	the process of reviewing strategic alternatives may be more time consuming and expensive than we currently anticipate; and

•	we may not be able to identify strategic alternatives that are worth pursuing.

We may pursue future transactions which could require us to incur debt and assume contingent liabilities and expenses, and we may not be able to effectively integrate new operations.

A significant portion of our historical growth has occurred through transactions, and we may pursue transactions in the future. Transactions involve risks that the combined businesses will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of the combined businesses will prove incorrect. We cannot guarantee that if we decide to pursue future transactions we will be able to identify attractive opportunities or successfully integrate any business or asset we combine with our existing business. Future transactions may involve high costs and may result in the incurrence of debt, contingent liabilities, interest expense, amortization expense or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.

We cannot guarantee that we will be able to successfully integrate any business we combine with our existing business or that any combined businesses will be profitable. The successful integration of new businesses depends on our ability to manage these new businesses effectively. The successful integration of future transactions may also require substantial attention from our senior management and the management of the combined businesses, which could decrease the time that they have to service and attract customers. In addition, because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight. Our inability to complete the integration of any new businesses we combine with our existing business in a timely and orderly manner could reduce our net revenues and negatively impact our results of operations.

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

As part of the operation of our business, our customers provide us with certain patient identifiable medical information. Although many regulatory and governmental requirements do not directly apply to our operations, our hospital and other healthcare provider customers must comply with a variety of requirements related to the handling of patient information, including laws and regulations protecting the privacy, confidentiality and security of protected health information (PHI). Most of our customers are covered entities and, in many of our relationships, we function as a business associate. In particular, the provisions of HIPAA require our customers to have business associate agreements in place with a medical transcription company such as ours under which we are required to appropriately safeguard the PHI we create or receive on their behalf. Further, our customers are required to comply with HIPAA security regulations that require them to implement certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic protected health information (EPHI). We are required by contract to protect the security of EPHI that we create, receive, maintain or transmit for our customers consistent with these regulations. To comply with our contractual obligations, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding HIPAA requirements. If we, or any of our MTs or subcontractors, are unable to maintain the privacy, confidentiality and security of the PHI that is entrusted to us, our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers. Additionally, because all HIPAA standards are subject to interpretation and change, we cannot predict the future impact of HIPAA on our business and operations. In the event that the standards and compliance requirements under HIPAA change or are interpreted in a way that requires any material change to the way in which we do business, our business, financial condition and results of operations could be adversely affected. To the extent that the laws of the states in which we or our customers operate are more restrictive than HIPAA, we may have to incur additional costs to maintain compliance with any such applicable requirements.

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

Philips beneficially owns approximately 69.6% of our outstanding common stock. Philips has the ability to cause the election of all of the members of our board of directors, the appointment of new management and the approval of any action requiring the approval of our shareholders, including amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. The directors elected by Philips will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. Our interests and the interests of our affiliates, including Philips, could conflict with the interest of our other shareholders. For a further description of these relationships, see Note 10 to our condensed consolidated financial statements included in this report.

In July 2007, Philips announced that it is reviewing all of its options with respect to its ownership interest in us following a determination by Philips that it views its ownership interest in us to be a non-core holding. In connection with such review, Philips may consider possible transactions or other changes in its ownership interest.

Our stock trades on the over-the-counter “Pink Sheets” market, which may decrease the liquidity of our common stock.

On June 16, 2004, NASDAQ delisted our common stock because we were not able to file our periodic reports with the SEC in a timely manner. Since that time, our common stock has been traded on the over-the-counter “Pink Sheets” market (Pink Sheets) under the symbol “MEDQ.PK.” Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater. Consequently, selling our common stock can be difficult because transactions can be delayed and security analyst and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. Although we intend to apply for the listing of our common stock on a national securities exchange once we are current in our periodic reporting obligations with the SEC, we cannot assure you that we will be successful in those efforts. We do not expect to become current in our periodic reporting obligations until the end of the third quarter of 2007, and we will not be able to apply for listing on a stock exchange until this time. Investors should realize that they may be unable to sell shares of our common stock that they purchase. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

No.		Description

10	.1(1)	First Amendment to Marietta, Georgia Office Lease Agreement dated March 24, 2006
31.1		Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on July 5, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST INC.

/s/ Howard S. Hoffmann
Howard S. Hoffmann
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 31, 2007

/s/  Kathleen E. Donovan
Kathleen E. Donovan
Senior Vice President and Chief Financial
Officer (Principal Financial Officer)

Date: August 31, 2007

Exhibit Index

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002