Form 10-Q
period 2006-06-30
MEDQUIST INC
filed 2007-08-31
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
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

MedQuist Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net revenues	$93,359	$103,364	$189,373	$211,813

Operating costs and expenses:
Cost of revenues	72,392	80,473	146,727	163,276
Selling, general and administrative	11,719	12,230	26,643	25,784
Research and development	3,057	2,482	6,258	4,946
Depreciation	3,003	4,354	5,894	8,718
Amortization of intangible assets	1,536	2,049	3,111	4,151
Cost of investigation and legal proceedings	5,336	8,455	12,873	14,681
Restructuring charges	493	—	1,705	—

Total operating costs and expenses	97,536	110,043	203,211	221,556

Operating loss	(4,177)	(6,679)	(13,838)	(9,743)
Equity in income of affiliated company	162	85	558	267
Interest income, net	1,901	1,369	3,698	2,404

Loss before income taxes	(2,114)	(5,225)	(9,582)	(7,072)
Income tax provision (benefit)	302	(1,977)	1,305	(2,664)

Net loss	$(2,416)	$(3,248)	$(10,887)	$(4,408)

Net loss per share:
Basic	$(0.06)	$(0.09)	$(0.29)	$(0.12)

Diluted	$(0.06)	$(0.09)	$(0.29)	$(0.12)

Weighted average shares outstanding:
Basic	37,484	37,484	37,484	37,484

Diluted	37,484	37,484	37,484	37,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)
Unaudited

	June 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$160,041	$178,271
Accounts receivable, net of allowance of $5,351 and $4,389, respectively	60,711	71,761
Income tax receivable	19,652	21,708
Deferred income taxes	872	2,385
Other current assets	10,001	9,973

Total current assets	251,277	284,098
Property and equipment, net	22,520	23,961
Goodwill	123,948	123,849
Other intangible assets, net	48,194	51,278
Deferred income taxes	3,039	2,756
Other assets	6,679	7,249

Total assets	$455,657	$493,191

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,606	$10,046
Accrued expenses	29,901	37,401
Accrued compensation	18,328	21,073
Customer accommodation and quantification	30,903	46,878
Deferred revenue	15,657	18,039

Total current liabilities	105,395	133,437
Deferred income tax liability	16,882	15,482
Other long-term liabilities	1,756	3,052

Commitments and contingencies
Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares; 37,484 and 37,484 shares issued and outstanding, respectively	234,115	232,963
Retained earnings	93,748	104,635
Deferred compensation	332	332
Accumulated other comprehensive income	3,429	3,290

Total shareholders’ equity	331,624	341,220

Total liabilities and shareholders’ equity	$455,657	$493,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Six Months Ended
	June 30,
	2006	2005

Operating activities:
Net cash (used in) provided by operating activities	$(13,971)	$6,677

Investing activities:
Purchase of property and equipment	(4,283)	(4,676)
Capitalized software	(21)	—

Net cash used in investing activities	(4,304)	(4,676)

Financing activities:
Repayment of debt	—	(25)

Net cash used in financing activities	—	(25)

Effect of exchange rate changes	45	(8)

Net (decrease) increase in cash and cash equivalents	(18,230)	1,968

Cash and cash equivalents — beginning of period	178,271	196,219

Cash and cash equivalents — end of period	$160,041	$198,187

Supplemental cash flow information:
Cash (recovered) paid for income taxes	$(3,443)	$448

Accommodation payments made with credits	$48	$—

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

The following table summarizes the stock-based compensation expense related to employee stock options recognized under Statement 123(R).

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Selling, general and administrative	$144	$311
Research and development	51	136
Cost of revenues	360	705

Total	$555	$1,152

As of June 30, 2006, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $2,380, which is expected to be recognized over a weighted-average period of 2.6 years.

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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss	$(3,248)	$(4,408)
Add: Stock-based employee compensation expense included in reported net loss	—	37
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(486)	(1,119)

Pro forma net loss	$(3,734)	$(5,490)

Basic net loss per share:
As reported	$(0.09)	$(0.12)

Pro forma	$(0.10)	$(0.15)

Diluted net loss per share:
As reported	$(0.09)	$(0.12)

Pro forma	$(0.10)	$(0.15)

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

In July 2004, our board of directors affirmed our June 2004 decision to indefinitely suspend the exercise and future grant of options under our stock option plans. Ten former executives separated from us in 2005 and 2004. Notwithstanding the suspension, to the extent such executives held options that were vested as of their resignation date, such options remain exercisable for the post-termination period, generally 90 days, commencing on the date that the suspension is lifted for the exercise of options. There are 580 shares that have qualified for this post-termination exercise period. A summary of these post-termination options as of June 30, 2006 is as follows:

	Options Exercisable
			Average
	Number of	Intrinsic	Exercise
Range of Exercise Prices	Shares	Value	Price

$ 2.71 - $10.00	34	$253	$5.39
$10.01 - $20.00	123	—	$15.59
$20.01 - $70.00	423	—	$46.59

	580	$253

The extension of the life of the awards was recorded as a modification of the grants. Under APB 25, the modification created intrinsic value for vested stock if the market value of the stock on the date of termination exceeded the exercise price. Therefore, these grants required an immediate recognition of the compensation expense with an offsetting credit to common stock. As of June 30, 2006 and 2005, we recorded a charge related to these options of $0 and $37, respectively.

Information with respect to our common stock as of June 30, 2006 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value

Outstanding, December 31, 2005	3,432	$28.18
Forefeited	(52)	$22.58
Canceled	(1,078)	$20.88

Outstanding, June 30, 2006	2,302	$31.72	4.6	$359

Exercisable , June 30, 2006	2,059	$32.82	4.4	$359

Options vested and expected to vest as of June 30, 2006	2,221	$32.06	4.5	$359

There were no options granted or exercised during 2006 and 2005. The total fair value of shares vested as of June 30, 2006 was $1,050. The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of in-the-money options.

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

A summary of outstanding and exercisable options as of June 30, 2006 is as follows:

Options outstanding
		Weighted		Options exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(in years)	Price	of Shares	Price

$ 2.71 - $10.00	46	2.8	$6.00	46	$6.00
$10.01 - $20.00	618	4.8	$16.59	478	$16.34
$20.01 - $30.00	897	4.6	$26.81	794	$26.50
$30.01 - $40.00	202	3.4	$32.38	202	$32.38
$40.01 - $70.00	539	3.5	$59.24	539	$59.24

	2,302	4.6	$31.72	2,059	$32.82

As of June 30, 2006, there were 1,094 additional options available for grant under our stock option plans. When we become up to date in our reporting to the SEC, certain executive officers, in accordance with their employment agreements, will receive an aggregate of 200 options with an exercise price equal to the then market value of our common stock on the date of grant. With respect to these stock options for the three and six months ended June 30, 2006, $28 and $72 is included in selling, general and administrative expenses, respectively, and $11 and $30 is included in research and development expenses, respectively, in the accompanying condensed consolidated statement of operations. Since the exercise price of these options is not yet known, the fair value of such awards will be remeasured as of each balance sheet date until such time as the exercise price is determined.

5.	Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

The following table reflects the weighted average shares outstanding used to compute basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net loss	$(2,416)	$(3,248)	$(10,887)	$(4,408)
Weighted average shares outstanding:
Basic	37,484	37,484	37,484	37,484
Diluted	37,484	37,484	37,484	37,484
Net loss per share:
Basic	$(0.06)	$(0.09)	$(0.29)	$(0.12)
Diluted	$(0.06)	$(0.09)	$(0.29)	$(0.12)

The computation of diluted net loss per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net loss per share. For the three months ended June 30, 2006 and 2005, shares having an anti-dilutive effect on net loss per share and, therefore, excluded from the calculation of diluted loss per share, totaled 2,302 and 3,710 shares, respectively. For the six months ended June 30, 2006 and 2005, shares excluded from the calculation of diluted net loss per share, totaled 2,302 and 3,710 shares, respectively.

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

The goal of our accommodation program was to reach a settlement with our AAMT Customers. However, the Accommodation Analysis for certain AAMT Customers did not result in positive accommodation outcomes. For certain other customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical AAMT line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006 we modified our accommodation program to enable us to offer this group of AAMT Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit accommodation offers up to an additional $8,676 beyond amounts previously authorized. During 2006, this amount was adjusted by a net additional amount of $569 based on a refinement of the Accommodation Analysis resulting in an aggregate amount of $9,245. In connection with the credit accommodation offers we recorded a reduction in revenues and corresponding increase in accrued expenses of $9,245 in 2006.

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

The following is a summary of the financial statement activity related to the customer accommodation and the Quantification which is included as a separate line item in the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005:

	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005

Beginning balance	$46,878	$9,702
Quantification	—	133
Customer accommodation	1,198	57,678
Payments and other adjustments	(17,125)	(20,635)
Credits	(48)	—

Ending balance	$30,903	$46,878

7.	Cost of Investigation and Legal Proceedings

For the three months ended June 30, 2006 and 2005, we recorded a charge of $5,336 and $8,455, respectively, and for the six months ended June 30, 2006 and 2005, we recorded a charge of $12,873 and $14,681, respectively, for costs associated with Management’s Billing Assessment as well as defense and other costs associated with the SEC and U.S. Department of Justice (DOJ) investigations and civil litigation that we deemed to be unusual in nature. The following is a summary of the amounts recorded in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Legal fees	$3,819	$4,888	$8,225	$9,332
Other professional fees	618	2,618	2,837	3,443
Nightingale and Associates, LLC (Nightingale) services	859	848	1,708	1,740
Other	40	101	103	166

Total	$5,336	$8,455	$12,873	$14,681

Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs.

8. 2005 Restructuring Plan

During 2005, we implemented a restructuring plan (2005 Plan) based on the implementation of a centralized national service delivery model. The plan involved the consolidation of operating facilities and a related reduction

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

in workforce. The table below reflects the financial statement activity related to the 2005 Plan which is included in accrued expenses in the accompanying consolidated balance sheet for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006
		Non-Cancelable
	Total	Leases	Severance	Equipment

Balance as of March 31, 2006	$1,533	$1,299	$234	$—
Additional charge	493	256	173	64
Usage	(739)	(394)	(281)	(64)

Balance as of June 30, 2006	$1,287	$1,161	$126	$—

	Six Months Ended June 30, 2006
		Non-Cancelable
	Total	Leases	Severance	Equipment

Balance as of December 31, 2005	$2,050	$1,693	$357	$—
Additional charge	1,705	573	911	221
Usage	(2,468)	(1,105)	(1,142)	(221)

Balance as of June 30, 2006	$1,287	$1,161	$126	$—

9.	Commitments and Contingencies

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

We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of June 30, 2006 or December 31, 2005 related to these indemnification provisions.

We have insurance policies which provide coverage for certain of the matters related to the legal actions described herein. We filed claims for insurance recoveries, but, as of June 30, 2006, it was not probable that we would receive any of these insurance recoveries.

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

From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $12 and $155 for the three months ended June 30, 2006 and 2005, respectively, and $26 and $185 for the six months ended June 30, 2006 and 2005, respectively.

Our condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005 reflect other current assets related to Philips of $824 and $1,786, respectively, and accrued expenses related to Philips of $510 and $987, respectively.

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements mentioned above for the three and six months ended June 30, 2006 and 2005. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

PSRS licensing	$614	$301	$1,125	$482
PSRS consulting	—	—	3	161
OEM agreement	232	472	545	541
Dictation equipment	285	405	530	768
Insurance	223	239	446	478
PENAC	10	10	20	34
Other	—	96	42	248

Total	$1,364	$1,523	$2,711	$2,712

On July 29, 2004, we entered into an agreement with Nightingale under which Nightingale agreed to provide interim chief executive services to us. On July 30, 2004, our board of directors appointed Howard S. Hoffmann to serve as our interim Chief Executive Officer (CEO). With the departure of our former President in May 2007, our board of directors appointed Mr. Hoffmann to the additional position of President in June 2007. Mr. Hoffmann serves as the Managing Partner of Nightingale. Mr. Hoffmann continues to serve as our President and Chief Executive Officer pursuant to the terms of the agreement between us and Nightingale, which expired on June 30, 2007. We are currently negotiating the terms of an extension of this agreement. Our board of directors is responsible for monitoring and reviewing the performance of Mr. Hoffmann on an ongoing basis. Our agreement with Nightingale also permits us to engage additional personnel employed by Nightingale to provide consulting services to us from time to time.

For the three months ended June 30, 2006 and 2005, we incurred charges of $859 and $848, respectively, and for the six months ended June 30, 2006 and 2005, we incurred charges of $1,708 and $1,740, respectively, for Nightingale services. As of June 30, 2006 and December 31, 2005, accrued expenses included $320 and $487, respectively, for amounts due to Nightingale for services performed.

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

In 2001, we acquired Speech Machines, a company based in the United Kingdom, whose technology has since developed into our DocQmenttm Enterprise Platform (DEP). In 2002, we began the process of migrating our customers to our DEP from our many disparate transcription platforms. Following our press release in July 2004 announcing the results of the independent review of our billing practices (Review) resulting from allegations of one of our employees that we engaged in improper billing practices, we accelerated this process and completed it in the first quarter of 2007. As a result of this process, we encountered customer attrition.

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

The past few years have been marked by dramatic changes for both us and our industry. During this period, a significant portion of our time and attention has been devoted to matters outside the ordinary course of business such as replacing key members of our executive management team, cooperating with federal investigators, responding to ongoing legal proceedings, and completing the Review and the extensive review of our historical AAMT line billing (Management’s Billing Assessment). A summary of significant events that have occurred during this period is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Significant Events Since Our Last Regular Periodic Report” in Item 1, Business and Item 3, Legal Proceedings.

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

As a result of our analysis of our historical billing information and the available report-level data to develop individualized accommodation offers to our customers which were billed for medical transcription services using AAMT line billing, which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Significant Events Since Our Last Regular Periodic Report” contained in Item 1, Business, net revenues for the six months ended June 30, 2006 and 2005 were reduced by $1.2 million and $1.5 million, respectively.

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

Consolidated Results of Operations

The following tables set forth our consolidated results of operations for the periods indicated below:

Comparison of Three Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,
	2006		2005
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	% Change
	($ in thousands)

Net revenues	$93,359	100.0%	$103,364	100.0%	$(10,005)	(9.7)%

Operating costs and expenses:
Cost of revenues	72,392	77.5%	80,473	77.9%	(8,081)	(10.0)%
Selling, general and administrative	11,719	12.6%	12,230	11.8%	(511)	(4.2)%
Research and development	3,057	3.3%	2,482	2.4%	575	23.2%
Depreciation	3,003	3.2%	4,354	4.2%	(1,351)	(31.0)%
Amortization of intangible assets	1,536	1.6%	2,049	2.0%	(513)	(25.0)%
Cost of investigation and legal proceedings	5,336	5.7%	8,455	8.2%	(3,119)	(36.9)%
Restructuring charges	493	0.5%	—	—	493	—

Total operating costs and expenses	97,536	104.5%	110,043	106.5%	(12,507)	(11.4)%

Operating loss	(4,177)	(4.5)%	(6,679)	(6.5)%	2,502	(37.5)%
Equity in income of affiliated company	162	0.2%	85	0.1%	77	90.6%
Interest income, net	1,901	2.0%	1,369	1.3%	532	38.9%

Loss before income taxes	(2,114)	(2.3)%	(5,225)	(5.1)%	3,111	(59.5)%
Income tax expense (benefit)	302	0.3%	(1,977)	(1.9)%	2,279	(115.3)%

Net loss	$(2,416)	(2.6)%	$(3,248)	(3.1)%	$832	(25.6)%

Net revenues

Net revenues decreased $10.0 million, or 9.7%, to $93.4 million for the three months ended June 30, 2006 compared with $103.4 million for the three months ended June 30, 2005. This decrease was attributable primarily to:

•	reduced service revenues of $6.4 million resulting primarily from lower pricing to both new and existing customers and lower medical transcription volume of $7.7 million offset by a lower charge for the customer accommodation program in the 2006 period ($0.2 million) compared to the 2005 period ($1.5 million). We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP; and

•	reduced sales and implementations of our technology products of $3.6 million resulting primarily from the impact of certain technology products reaching the end of their life cycle.

Cost of revenues

Cost of revenues decreased $8.1 million, or 10.0%, to $72.4 million for the three months ended June 30, 2006 compared with $80.5 million for the three months ended June 30, 2005. This decrease was attributable primarily to:

•	decreased telecommunications costs of $2.2 million associated with both the decrease in our service revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•	reduced medical transcription payroll costs of $2.2 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	reduced technology product costs of $1.4 million related directly to the reduction in our technology product revenues;

•	reduced costs of $1.3 million resulting from facility closures; and

•	reduced other costs of $1.0 million.

As a percentage of net revenues, cost of revenues decreased to 77.5% for the three months ended June 30, 2006 from 77.9% for the same period in 2005 as a result primarily of higher customer accommodation charges in the 2005 period offset by lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues.

Selling, general and administrative

SG&A expenses decreased $0.5 million, or 4.2%, to $11.7 million for the three months ended June 30, 2006 compared with $12.2 million for the three months ended June 30, 2005. This decrease was due primarily to decreased bonus expense of $1.2 million and decreased compensation costs of $0.7 million associated with the separation and replacement of certain members of our management team including members at the executive level. These decreases were offset by increases in costs associated with audit and outside consulting fees of $0.9 million related to the audit of our financial statements and the audit of our internal control over financial reporting and increase in other SG&A expenses of $0.5 million. SG&A expenses as a percentage of net revenues were 12.6% for the three months ended June 30, 2006 compared with 11.8% for the same period in 2005.

Research and development

R&D expenses increased $0.6 million, or 23.2%, to $3.1 million for the three months ended June 30, 2006 compared with $2.5 million for the three months ended June 30, 2005. This increase was attributable primarily to compensation expense of $0.3 million due to an increase in headcount and higher professional fees for outside consultants of $0.3 million. R&D expenses as a percentage of net revenues were 3.3% for the three months ended June 30, 2006 compared with 2.4% for the same period in 2005.

Depreciation

Depreciation expense decreased $1.4 million, or 31.0%, to $3.0 million for the three months ended June 30, 2006 compared with $4.4 million for the three months ended June 30, 2005. This decrease was attributable primarily to a $4.1 million write-off of assets in the fourth quarter of 2005 and assets reaching the end of their depreciable period in the 2006 period. Depreciation expense as a percentage of net revenues was 3.2% for the three months ended June 30, 2006 compared to 4.2% for the same period in 2005.

Amortization

Amortization of intangible assets decreased $0.5 million, or 25.0%, to $1.5 million for the three months ended June 30, 2006 compared with $2.0 million for the three months ended June 30, 2005. This decrease was the result primarily of several assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 1.6% for the three months ended June 30, 2006 compared with 2.0% for the same period in 2005.

Cost of investigation and legal proceedings

Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings. These cost and expenses decreased $3.1 million, or 36.9%, to $5.3 million for the three months ended June 30, 2006 compared with $8.5 million for the three months ended June 30, 2005. These decreased costs and expenses include legal fees incurred in connection with the SEC and DOJ investigations and proceedings, defense of civil litigation matters and litigation support consulting of $3.1 million.

Restructuring charges

During the latter half of 2005, we implemented a restructuring plan associated with a centralized national service delivery model to streamline our organizational and operational structure to better service our customers. The 2005 restructuring plan involved the consolidation of operating facilities and the related reduction in workforce. During the three months ended June 30, 2006, we recorded a restructuring charge of $0.5 million comprised of $0.3 million for non-cancelable leases related to the closure of offices, $0.1 million for the write-off of equipment and $0.2 million for severance obligations.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $0.5 million, or 38.9%, to $1.9 million for the three months ended June 30, 2006 compared with $1.4 million for the three months ended June 30, 2005. This increase was attributable to higher interest rates earned in the 2006 period (4.7%) compared to the 2005 period (2.8%) offset by $37 million lower average cash balance for the three months ended June 30, 2006 compared with the same period in 2005.

Income tax provision

The effective income tax rate for the three months ended June 30, 2006 was 14.3% compared with an effective income tax rate of 37.8% for the three months ended June 30, 2005. The difference in the tax rates is primarily attributable to our 2006 pre tax loss for which no tax benefit was recorded, along with an increase in deferred tax liabilities related to indefinite life assets which can not be considered as a source of future income to benefit deferred tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that the deferred tax assets would not be realized. In the six months ended June 30, 2006, adjustments were made to income tax expense to reflect the tax benefits for alternative minimum tax credits offset by adjustments for various exposures related to state taxes.

Comparison of Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,
	2006		2005
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	% Change
	($ in thousands)

Net revenues	$189,373	100.0%	$211,813	100.0%	$(22,440)	(10.6)%

Operating costs and expenses:
Cost of revenues	146,727	77.5%	163,276	77.1%	(16,549)	(10.1)%
Selling, general and administrative	26,643	14.1%	25,784	12.2%	859	3.3%
Research and development	6,258	3.3%	4,946	2.3%	1,312	26.5%
Depreciation	5,894	3.1%	8,718	4.1%	(2,824)	(32.4)%
Amortization of intangible assets	3,111	1.6%	4,151	2.0%	(1,040)	(25.1)%
Cost of investigation and legal proceedings	12,873	6.8%	14,681	6.9%	(1,808)	(12.3)%
Restructuring charges	1,705	0.9%	—	—	1,705	—

Total operating costs and expenses	203,211	107.3%	221,556	104.6%	(18,345)	(8.3)%

Operating loss	(13,838)	(7.3)%	(9,743)	(4.6)%	(4,095)	42.0%
Equity in income of affiliated company	558	0.3%	267	0.1%	291	109.0%
Interest income, net	3,698	2.0%	2,404	1.1%	1,294	53.8%

Loss before income taxes	(9,582)	(5.1)%	(7,072)	(3.3)%	(2,510)	35.5%
Income tax expense (benefit)	1,305	0.7%	(2,664)	(1.3)%	3,969	(149.0)%

Net loss	$(10,887)	(5.7)%	$(4,408)	(2.1)%	$(6,479)	147.0%

Net revenues

Net revenues decreased $22.4 million, or 10.6%, to $189.4 million for the six months ended June 30, 2006 compared with $211.8 million for the six months ended June 30, 2005. This decrease was attributable primarily to:

•	reduced service revenues of $16.5 million resulting primarily from lower pricing to both new and existing customers and lower medical transcription volume of $16.8 million offset by a lower charge for the customer accommodation program in the 2006 period ($1.2 million) compared to the 2005 period ($1.5 million). We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP; and

•	reduced sales and implementations of our technology products of $5.9 million resulting primarily from the impact of certain technology products reaching the end of their life cycle.

Cost of revenues

Cost of revenues decreased $16.5 million, or 10.1%, to $146.7 million for the six months ended June 30, 2006 compared with $163.3 million for the six months ended June 30, 2005. This decrease was attributable primarily to:

•	reduced medical transcription payroll costs of $5.2 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	decreased telecommunications costs of $4.4 million associated with both the decrease in our service revenues and the transition of customers from our non-DEP medical transcription platforms, which required

MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•	reduced other costs of $3.4 million related primarily to non-MT payroll;

•	reduced costs of $2.2 million resulting from facility closures; and

•	reduced technology product costs of $1.3 million related directly to the reduction in our technology product revenues.

As a percentage of net revenues, cost of revenues increased to 77.5% for the six months ended June 30, 2006 from 77.1% for the same period in 2005, as a result primarily from reduced customer accommodation charges, lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues.

Selling, general and administrative

SG&A expenses increased $0.9 million, or 3.3%, to $26.6 million for the six months ended June 30, 2006 compared with $25.8 million for the six months ended June 30, 2005. This increase was attributable primarily to increases in costs associated with audit and outside consulting fees of $2.8 million related to the audit of our financial statements and the audit of our internal control over financial reporting, increase in bad debt expense of $0.7 million and increases in other SG&A expenses of $0.4 million. These increases were offset by decreases in compensation costs of $2.0 million associated with the separation and replacement of certain members of our management team including members at the executive level and bonus expense of $1.0 million. SG&A expenses as a percentage of net revenues were 14.1% for the six months ended June 30, 2006 compared with 12.2% for the same period in 2005.

Research and development

R&D expenses increased $1.3 million, or 26.5%, to $6.3 million for the six months ended June 30, 2006 compared with $4.9 million for the six months ended June 30, 2005. This increase was attributable primarily to higher professional fees for outside consultants of $0.6 million, compensation expense of $0.5 million due to an increase in headcount and miscellaneous expenses of $0.2 million. R&D expenses as a percentage of net revenues were 3.3% for the six months ended June 30, 2006 compared with 2.3% for the same period in 2005.

Depreciation

Depreciation expense decreased $2.8 million, or 32.4%, to $5.9 million for the six months ended June 30, 2006 compared with $8.7 million for the six months ended June 30, 2005. This decrease was attributable primarily to a $4.1 million write-off of assets in the fourth quarter of 2005 and assets reaching the end of their depreciable period in the 2006 period. Depreciation expense as a percentage of net revenues was 3.1% for the six months ended June 30, 2006 compared to 4.1% for the same period in 2005.

Amortization

Amortization of intangible assets decreased $1.0 million, or 25.1%, to $3.1 million for the six months ended June 30, 2006 compared with $4.2 million for the six months ended June 30, 2005. This decrease was the result primarily of several assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 1.6% for the six months ended June 30, 2006 compared with 2.0% for the same period in 2005.

Cost of investigation and legal proceedings

Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings. The costs and expenses decreased $1.8 million, or 12.3%, to $12.9 million for the six months ended June 30, 2006 compared with $14.7 million for the six months ended June 30, 2005. These decreased costs and expenses include legal fees incurred in connection with the SEC and DOJ investigations and proceedings, defense of civil litigation matters and litigation support consulting of $1.7 million and other miscellaneous costs of $0.1 million.

Restructuring charges

During the latter half of 2005, we implemented a restructuring plan associated with a centralized national service delivery model to streamline our organizational and operational structure to better service our customers. The 2005 restructuring plan involved the consolidation of operating facilities and the related reduction in workforce. During the six months ended June 30, 2006, we recorded a restructuring charge of $1.7 million comprised of $0.6 million for non-cancelable leases related to the closure of offices, $0.2 million for the write-off of equipment and $0.9 million for severance obligations.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $1.3 million, or 53.8%, to $3.7 million for the six months ended June 30, 2006 compared with $2.4 million for the six months ended June 30, 2005. This increase was attributable to higher interest rates earned in the 2006 period (4.6%) compared to the 2005 period (2.4%), offset by $30 million lower average cash balance for the six months ended June 30, 2006 compared with the same period in 2005.

Income tax provision

The effective income tax rate for the six months ended June 30, 2006 was 13.6% compared with an effective income tax rate of 37.7% for the six months ended June 30, 2005. The difference in the tax rates is primarily attributable to our 2006 pre tax loss for which no tax benefit was recorded, along with an increase in deferred income tax liabilities related to indefinite life assets which can not be considered as a source of future income to benefit deferred income tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that the deferred income tax assets would not be realized. For the six months ended June 30, 2006, adjustments were made to income tax expense to reflect the tax benefits for Alternative Minimum Tax credits offset by adjustments for various exposures related to state taxes.

Liquidity and Capital Resources

As of June 30, 2006, we had net working capital of $145.9 million compared with $150.7 million as of December 31, 2005. Our principal sources of liquidity were cash flows from operating activities and available cash on hand. Cash and cash equivalents decreased $18.2 million for the six months ended June 30, 2006 to $160.0 million as of June 30, 2006 from $178.3 million as of December 31, 2005. This decrease was driven primarily by cash used in operating activities of $14.0 million and purchases of property and equipment of $4.3 million. The $14.0 million net cash used by operating activities reflects a $10.9 million net loss and $16.1 million of customer accommodation payments offset by $9.0 million of depreciation and amortization expense and a $4.0 million increase in cash primarily from accounts receivables driven by improved days sales outstanding.

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

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2006. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our inability to file this report within the required time period, our disclosure controls and procedures were not effective as of June 30, 2006. To compensate for the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the condensed consolidated financial statements included in this report. As a result of these expanded procedures, we believe that the condensed consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered thereby in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except as noted below, there have been no changes in our internal control over financial reporting during the fiscal quarter June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Established a formal month end process for identifying disposed assets and recording the appropriate entries into the fixed asset sub-ledger.

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

We cannot predict when the investigations will be completed or the timing of any other developments, nor can we predict what the result of these matters may be. See Item 1, Legal Proceedings, for a further discussion of these matters.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

No.		Description

10	.1*(1)	Relocation Letter Agreement, dated as of April 26, 2006, between MedQuist Inc. and Adele T. Barbato
31.1		Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on July 5, 2007.

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