Form 10-Q
period 2006-09-30
MEDQUIST INC
filed 2007-08-31
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.
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

MedQuist Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net revenues	$82,096	$97,084	$271,469	$308,897

Operating costs and expenses:
Cost of revenues	67,929	75,353	214,656	238,629
Selling, general and administrative	12,765	13,116	39,408	38,900
Research and development	3,447	2,641	9,705	7,587
Depreciation	3,149	4,341	9,043	13,059
Amortization of intangible assets	1,363	2,031	4,474	6,182
Cost of investigation and legal proceedings	(3,854)	9,293	9,019	23,974
Restructuring charges	1,234	630	2,939	630

Total operating costs and expenses	86,033	107,405	289,244	328,961

Operating loss	(3,937)	(10,321)	(17,775)	(20,064)
Equity in income of affiliated company	180	137	738	404
Interest income, net	1,977	1,623	5,675	4,027

Loss before income taxes	(1,780)	(8,561)	(11,362)	(15,633)
Income tax provision (benefit)	324	(3,839)	1,629	(6,503)

Net loss	$(2,104)	$(4,722)	$(12,991)	$(9,130)

Net loss per share:
Basic	$(0.06)	$(0.13)	$(0.35)	$(0.24)

Diluted	$(0.06)	$(0.13)	$(0.35)	$(0.24)

Weighted average shares outstanding:
Basic	37,484	37,484	37,484	37,484

Diluted	37,484	37,484	37,484	37,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)
Unaudited

	September 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$154,678	$178,271
Accounts receivable, net of allowance of $5,005 and $4,389, respectively	57,627	71,761
Income tax receivable	20,140	21,708
Deferred income taxes	616	2,385
Other current assets	17,131	9,973

Total current assets	250,192	284,098
Property and equipment, net	21,899	23,961
Goodwill	124,428	123,849
Other intangible assets, net	46,835	51,278
Deferred income taxes	3,092	2,756
Other assets	6,859	7,249

Total assets	$453,305	$493,191

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,932	$10,046
Accrued expenses	27,662	37,401
Accrued compensation	17,087	21,073
Customer accommodation and quantification	32,125	46,878
Deferred revenue	15,863	18,039

Total current liabilities	104,669	133,437
Deferred income tax liability	17,582	15,482
Other non-current liabilities	614	3,052

Commitments and contingencies
Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares; 37,484 and 37,484 shares issued and outstanding, respectively	234,549	232,963
Retained earnings	91,644	104,635
Deferred compensation	332	332
Accumulated other comprehensive income	3,915	3,290

Total shareholders’ equity	330,440	341,220

Total liabilities and shareholders’ equity	$453,305	$493,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedQuist Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Nine Months Ended
	September 30,
	2006	2005

Operating activities:
Net cash (used in) provided by operating activities	$(16,328)	$9,909

Investing activities:
Purchase of property and equipment	(7,296)	(7,189)
Capitalized software	(21)	(37)

Net cash used in investing activities	(7,317)	(7,226)

Financing activities:
Repayment of debt	—	(25)

Net cash used in financing activities	—	(25)

Effect of exchange rate changes	52	(74)

Net (decrease) increase in cash and cash equivalents	(23,593)	2,584

Cash and cash equivalents — beginning of period	178,271	196,219

Cash and cash equivalents — end of period	$154,678	$198,803

Supplemental cash flow information:
Cash (recovered) paid for income taxes	$(3,465)	$596

Accommodation payments made with credits	$424	$—

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

The following table summarizes the stock-based compensation expense related to employee stock options recognized under Statement 123(R).

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006

Selling, general and administrative	$87	$398
Research and development	39	175
Cost of revenues	313	1,018

Total	$439	$1,591

As of September 30, 2006, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $2,019, which is expected to be recognized over a weighted-average period of 3.1 years.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

Net loss	$(4,722)	$(9,130)
Add: Stock-based employee compensation expense included in reported net loss	—	37
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(503)	(1,622)

Pro forma net loss	$(5,225)	$(10,715)

Basic net loss per share:
As reported	$(0.13)	$(0.24)

Pro forma	$(0.14)	$(0.29)

Diluted net loss per share:
As reported	$(0.13)	$(0.24)

Pro forma	$(0.14)	$(0.29)

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

Our stock option plans provide for the granting of options to purchase shares of common stock to eligible employees (including officers) as well as to our non-employee directors. Options may be issued with the exercise prices equal to the fair market value of the common stock on the date of grant or at a price determined by a committee of our board of directors. Stock options vest and are exercisable over periods determined by the committee, generally five years, and expire no more than 10 years after the grant.

In July 2004, our board of directors affirmed our June 2004 decision to indefinitely suspend the exercise and future grant of options under our stock option plans. Ten former executives separated from us in 2005 and 2004. Notwithstanding the suspension, to the extent such executives held options that were vested as of their resignation date, such options remain exercisable for the post-termination period, generally 90 days, commencing on the date that the suspension is lifted for the exercise of options. There are 580 shares that have qualified for this post-termination exercise period. A summary of these post-termination options as of September 30, 2006 is as follows:

	Options Exercisable
			Average
Range of	Number of	Intrinsic	Exercise
Exercise Prices	Shares	Value	Price

$ 2.71 - $10.00	34	$212	$5.39
$10.01 - $20.00	123	—	$15.59
$20.01 - $70.00	423	—	$46.59

	580	$212

The extension of the life of the awards was recorded as a modification of the grants. Under APB 25, the modification created intrinsic value for vested stock if the market value of the stock on the date of termination exceeded the exercise price. Therefore, these grants required an immediate recognition of the compensation expense with an offsetting credit to common stock. As of September 30, 2006 and 2005, we recorded a charge related to these options of $0 and $37, respectively.

Information with respect to our common stock as of September 30, 2006 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value

Outstanding, December 31, 2005	3,432	$28.18
Forefeited	(68)	$22.06
Canceled	(1,127)	$21.39

Outstanding, September 30, 2006	2,237	$31.78	4.2	$275

Exercisable, September 30, 2006	2,011	$32.82	4.1	$275

Options vested and expected to vest as of September 30, 2006	2,120	$32.29	4.2	$275

There were no options granted or exercised during 2006 and 2005. The total fair value of shares vested during the nine months ended September 30, 2006 was $1,489. The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of in-the-money options.

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

A summary of outstanding and exercisable options as of September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(in years)	Price	of Shares	Price

$ 2.71 - $10.00	46	2.6	$6.00	46	$6.00
$10.01 - $20.00	590	4.8	$16.62	463	$16.40
$20.01 - $30.00	876	4.5	$26.78	777	$26.47
$30.01 - $40.00	199	3.2	$32.39	199	$32.39
$40.01 - $70.00	526	3.3	$59.21	526	$59.21

	2,237	4.2	$31.78	2,011	$32.82

As of September 30, 2006, there were 1,111 additional options available for grant under our stock option plans. When we become up to date in our reporting to the SEC, certain executive officers, in accordance with their employment agreements, will receive an aggregate of 200 options with an exercise price equal to the then market value of our common stock on the date of grant. With respect to these stock options, for the nine months ended September 30, 2006, $72 is included in selling, general and administrative expense and $30 is included in research and development expense in the accompanying consolidated statement of operations. Since the exercise price of these options is not yet known, the fair value of such will be remeasured as of each balance sheet date until such time as the exercise price is determined.

5.	Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

The following table reflects the weighted average shares outstanding used to compute basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net loss	$(2,104)	$(4,722)	$(12,991)	$(9,130)
Weighted average shares outstanding:
Basic	37,484	37,484	37,484	37,484
Diluted	37,484	37,484	37,484	37,484
Net loss per share:
Basic	$(0.06)	$(0.13)	$(0.35)	$(0.24)
Diluted	$(0.06)	$(0.13)	$(0.35)	$(0.24)

The computation of diluted net loss per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net loss per share. For the three months ended September 30, 2006 and 2005, shares having an anti-dilutive effect on net loss per share and, therefore, excluded from the calculation of diluted loss per share, totaled 2,237 and 3,548 shares, respectively. For the nine months ended September 30, 2006

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

and 2005, shares excluded from the calculation of diluted net loss per share, totaled 2,237 and 3,548 shares, respectively.

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

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

The following is a summary of the financial statement activity related to the customer accommodation and the Quantification which is included as a separate line item in the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2006	2005

Beginning balance	$46,878	$9,702
Quantification	—	133
Customer accommodation	9,744	57,678
Payments and other adjustments	(24,073)	(20,635)
Credits	(424)	—

Ending balance	$32,125	$46,878

7.	Cost of Investigation and Legal Proceedings

For the three months ended September 30, 2006 and 2005, we recorded a credit of $3,854 and a charge of $9,293, respectively, and for the nine months ended September 30, 2006 and 2005, we recorded a charge of $9,019 and $23,974, respectively, for costs associated with Management’s Billing Assessment as well as defense and other costs associated with the SEC and U.S. Department of Justice (DOJ) investigations and civil litigation that we deemed to be unusual in nature. The following is a summary of the amounts recorded in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Legal fees	$3,327	$5,800	$11,552	$15,132
Other professional fees	805	2,668	3,642	6,111
Nightingale and Associates, LLC (Nightingale) services	648	762	2,356	2,502
Insurance claims	(8,702)	—	(8,702)	—
Other	68	63	171	229

Total	$(3,854)	$9,293	$9,019	$23,974

Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs. The insurance claims were recorded in other current assets in the accompanying consolidated balance sheet as of September 30, 2006 and payment related to these claims was received in the fourth quarter of 2006.

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

8.	2005 Restructuring Plan

During 2005, we implemented a restructuring plan (2005 Plan) based on the implementation of a centralized national service delivery model. The plan involved the consolidation of operating facilities and a related reduction in workforce. The table below reflects the financial statement activity related to the 2005 Plan which is included in accrued expenses in the accompanying consolidated balance sheets for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006
		Non-Cancelable
	Total	Leases	Severance	Equipment

Balance as of June 30, 2006	$1,287	$1,161	$126	$—
Additional charge	1,234	796	328	110
Usage	(1,467)	(1,105)	(252)	(110)

Balance as of September 30, 2006	$1,054	$852	$202	$—

	Nine Months Ended September 30, 2006
		Non-Cancelable
	Total	Leases	Severance	Equipment

Balance as of December 31, 2005	$2,050	$1,693	$357	$—
Additional charge	2,939	1,369	1,239	331
Usage	(3,935)	(2,210)	(1,394)	(331)

Balance as of September 30, 2006	$1,054	$852	$202	$—

	Three and Nine Months Ended September 30, 2005
		Non-Cancelable
	Total	Leases	Severance	Equipment

Initial charge	$630	$544	$86	$—
Usage	(259)	(173)	(86)	—

Balance as of September 30, 2005	$371	$371	$—	$—

The 2005 Plan will be completed in 2007 for severance and 2009 for non-cancelable leases.

9.	Commitments and Contingencies

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

The allegations contained in the Myers case are substantially similar to those contained in the Hoffmann and Force putative class actions and, as detailed above, the three actions have now been consolidated. A consolidated amended complaint was filed on January 31, 2006. In the consolidated amended complaint, the named plaintiffs assert claims for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and demand an accounting. On March 7, 2006 we filed a motion to dismiss all claims in the consolidated amended

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

complaint. The motion was fully briefed and argued on August 7, 2006. The Court denied the motion on December 21, 2006. On January 19, 2007, we filed an answer denying the mutual allegations pleaded in the consolidated amended complaint. The parties are now proceeding with discovery. The deadline to complete pretrial fact discovery is October 30, 2007. No date has been set for a class certification hearing or trial We believe that the claims asserted in the consolidated actions have no merit and intend to vigorously defend the suit.

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

We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of September 30, 2006 or December 31, 2005 related to these indemnification provisions.

We have insurance policies which provide coverage for certain of the matters related to the legal actions described herein. As of September 30, 2006, we recorded insurance claims of $8,702 and reduced our cost of investigation and legal proceedings in the accompanying consolidated statements of operations. The insurance claims were recorded in other current assets in the accompanying consolidated balance sheet as of September 30, 2006 and payment was received in the fourth quarter of 2006. Subsequent to September 30, 2006, we received additional insurance recoveries of $16,093.

MedQuist Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

10.	Related Party Transactions

From time to time, we enter into transactions in the normal course of business with related parties. The audit committee of our board of directors has been charged with the responsibility of approving or ratifying all related party transactions other than those between us and Philips

In connection with Philips’ investment in us, we have entered into various agreements with Philips. All material transactions between Philips and us are reviewed and approved by the supervisory committee of our board of directors. The supervisory committee is comprised of directors’ independent from Philips. Listed below is a summary of our material agreements with Philips.

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

From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $0 and $104 for the three months ended September 30, 2006 and 2005, respectively, and $26 and $289 for the nine months ended September 30, 2006 and 2005, respectively.

Our condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005 reflect other current assets related to Philips of $58 and $1,786, respectively, and accrued expenses related to Philips of $1,430 and $987, respectively.

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three and nine months ended September 30, 2006 and 2005. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

PSRS licensing	$718	$315	$1,843	$797
PSRS consulting	—	—	3	161
OEM agreement	383	197	928	738
Dictation equipment	129	209	659	977
Insurance	843	239	1,289	717
PENAC	—	10	20	44
Other	—	—	42	248

Total	$2,073	$970	$4,784	$3,682

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

For the three months ended September 30, 2006 and 2005, we incurred charges of $648 and $762, respectively, and for the nine months ended September 30, 2006 and 2005, we incurred charges of $2,356 and $2,502, respectively, for Nightingale services. As of September 30, 2006 and December 31, 2005, accrued expenses included $305 and $487, respectively, for amounts due to Nightingale for services performed.

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

As a result of our analysis of our historical billing information and the available report level data to develop individualized accommodation offers to our customers which were billed for medical transcription services using AAMT line billing, which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Significant Events Since Our Last Regular Periodic Report” contained in Item 1, Business, net revenues for the nine months ended September 30, 2006 and 2005 were reduced by $9.7 million and $5.7 million, respectively.

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

Comparison of Three Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,
	2006		2005
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	% Change
	($ in thousands)

Net revenues	$82,096	100.0%	$97,084	100.0%	(14,988)	$(15.4)%

Operating costs and expenses:
Cost of revenues	67,929	82.7%	75,353	77.6%	(7,424)	(9.9)%
Selling, general and administrative	12,765	15.5%	13,116	13.5%	(351)	(2.7)%
Research and development	3,447	4.2%	2,641	2.7%	806	30.5%
Depreciation	3,149	3.8%	4,341	4.5%	(1,192)	(27.5)%
Amortization of intangible assets	1,363	1.7%	2,031	2.1%	(668)	(32.9)%
Cost of investigation and legal proceedings	(3,854)	(4.7)%	9,293	9.6%	(13,147)	(141.5)%
Restructuring charges	1,234	1.5%	630	0.6%	604	95.9%

Total operating costs and expenses	(86,033)	104.8%	107,405	110.6%	(21,372)	(19.9)%

Operating loss	(3,937)	(4.8)%	(10,321)	(10.6)%	6,384	(61.9)%
Equity in income of affiliated company	180	0.2%	137	0.1%	43	31.4%
Interest income, net	1,977	2.4%	1,623	1.7%	354	21.8%

Loss before income taxes	(1,780)	(2.2)%	(8,561)	(8.8)%	6,781	(79.2)%
Income tax expense (benefit)	324	0.4%	(3,839)	(4.0)%	4,163	(108.4)%

Net loss	$(2,104)	(2.6)%	$(4,722)	(4.9)%	$2,618	(55.4)%

Net revenues

Net revenues decreased $15.0 million, or 15.4%, to $82.1 million for the three months ended September 30, 2006 compared with $97.1 million for the three months ended September 30, 2005. This decrease was attributable primarily to:

•	reduced service revenues of $12.1 million resulting primarily from lower pricing to both new and existing customers and lower medical transcription volume of $7.8 million and a higher charge for the customer accommodation program in the 2006 period ($8.5 million) compared to the 2005 period ($4.2 million). We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP; and

•	reduced sales and implementations of our technology products of $2.9 million resulting primarily from the impact of certain technology products reaching the end of their life cycle.

Cost of revenues

Cost of revenues decreased $7.4 million, or 9.9%, to $67.9 million for the three months ended September 30, 2006 from $75.4 million for the three months ended September 30, 2005. This decrease was attributable primarily to:

•	decreased telecommunications costs of $2.5 million associated with both the decrease in our service revenues and the transition of customers from our non-DEP medical transcription platforms, which required

MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•	reduced medical transcription payroll costs of $2.2 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	reduced technology product costs of $1.3 million related directly to the reduction in technology product revenues;

•	reduced costs of $0.8 million resulting from facility closures; and

•	reduced other costs of $0.6 million.

As a percentage of net revenues, cost of revenues increased to 82.7% for the three months ended September 30, 2006 from 77.6% for the same period in 2005 as a result primarily of lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues and the higher charge for the customer accommodation program in the 2006 period compared to the 2005 period.

Selling, general and administrative

SG&A expenses decreased $0.4 million, or 2.7%, to $12.8 million for the three months ended September 30, 2006 compared with $13.1 million for the three months ended September 30, 2005. This decrease was due primarily to a decrease in bonus and commission expense of $0.7 million, a $0.7 million bad debt credit recorded for the three months ended September 30, 2006 that did not occur in 2005, a reduction in compensation costs of $0.3 million associated with the separation and replacement of certain of members of our management team, including members at the executive level, and all other miscellaneous SG&A expenses of $1.1 million. These decreases were offset by an increase in audit and outside consulting fees of $0.9 million related to the audit of our financial statements and the audit of our internal control over financial reporting, legal costs of $0.9 million due to higher than anticipated fees for matters unrelated to the Review and Management’s Billing Assessment, and an increase of $0.6 million in insurance premiums as a result of insurance recoveries related to legal expenses. SG&A expenses as a percentage of net revenues were 15.5% for the three months ended September 30, 2006 compared with 13.5% for the same period in 2005.

Research and development

R&D expenses increased $0.8 million, or 30.5%, to $3.4 million for the three months ended September 30, 2006 compared with $2.6 million for the three months ended September 30, 2005. This increase was attributable to an increase in compensation expense of $0.5 million due to an increase in headcount, higher professional fees for outside consultants of $0.2 million and other miscellaneous expenses of $0.1 million. R&D expenses as a percentage of net revenues were 4.2% for the three months ended September 30, 2006 compared with 2.7% for the same period in 2005.

Depreciation

Depreciation expense decreased $1.2 million, or 27.5%, to $3.1 million for the three months ended September 30, 2006 compared with $4.3 million for the three months ended September 30, 2005. This decrease was attributable primarily to a $4.1 million write off of assets in the fourth quarter of 2005 and assets reaching the end of their depreciable period in the 2006 period. Depreciation expense as a percentage of net revenues was 3.8% for the three months ended September 30, 2006 compared with 4.5% for the three months ended September 30, 2005.

Amortization

Amortization of intangible assets decreased $0.7 million, or 32.9%, to $1.4 million for the three months ended September 30, 2006 compared with $2.0 million for the three months ended September 30, 2005. This decrease was the result primarily of several assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 1.7% for the three months ended September 30, 2006 compared with 2.1% for the same period in 2005.

Cost of investigation and legal proceedings

Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings. The costs and expenses decreased $13.1 million, or 141.5%, to a credit of ($3.9) million for the three months ended September 30, 2006 compared with $9.3 million for the three months ended September 30, 2005. During the three months ended September 30, 2006, we recorded an insurance recovery related to our legal expenses of $8.7 million. In addition, costs and expenses decreased related to legal fees incurred in connection with SEC and DOJ investigations and proceedings, the defense of civil litigation matters and litigation support consulting of $4.3 million and a decrease of $0.1 million for consulting services provided by Nightingale in connection with Management’s Billing Assessment.

Restructuring charges

During the latter half of 2005, we implemented a restructuring plan associated with a centralized national service delivery model to streamline our organizational and operational structure to better service our customers. The 2005 restructuring plan involved the consolidation of operating facilities and the related reduction in workforce. During the three months ended September 30, 2006, we recorded a restructuring charge of $1.2 million comprised of $0.8 million for non-cancelable leases related to the closure of offices, $0.1 million for the write-off of equipment and $0.3 million for severance obligations. We established a restructure reserve in the 2005 period of $0.5 million for non-cancelable leases related to the closure of offices and $0.1 million for severance obligations.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $0.4 million, or 21.8%, to $2.0 million for the three months ended September 30, 2006 compared with $1.6 million for the three months ended September 30, 2005. This increase was attributable primarily to higher weighted average interest rates earned in the 2006 period (5.0%) compared to the 2005 period (3.3%) offset by $41 million lower average cash balance for the three months ended September 30, 2006 compared with the same period in 2005.

Income tax provision

The effective income tax rate for the three months ended September 30, 2006 was 18.2% compared with an effective income tax rate of 44.8% for the three months ended September 30, 2005. The difference in the tax rates is primarily attributable to our 2006 pre tax loss for which no tax benefit was recorded, along with an increase in deferred tax liabilities related to indefinite life assets which can not be considered as a source of future income to benefit deferred tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that the deferred tax assets would not be realized.

Comparison of Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,
	2006		2005
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	% Change
	($ in thousands)

Net revenues	$271,469	100.0%	$308,897	100.0%	$(37,428)	(12.1)%

Operating costs and expenses:
Cost of revenues	214,656	79.1%	238,629	77.3%	(23,973)	(10.0)%
Selling, general and administrative	39,408	14.5%	38,900	12.6%	508	1.3%
Research and development	9,705	3.6%	7,587	2.5%	2,118	27.9%
Depreciation	9,043	3.3%	13,059	4.2%	(4,016)	(30.8)%
Amortization of intangible assets	4,474	1.6%	6,182	2.0%	(1,708)	(27.6)%
Cost of investigation and legal proceedings	9,019	3.3%	23,974	7.8%	(14,955)	(62.4)%
Restructuring charges	2,939	1.1%	630	0.2%	2,309	366.5%

Total operating costs and expenses	289,244	106.5%	328,961	106.5%	(39,717)	(12.1)%

Operating loss	(17,775)	(6.5)%	(20,064)	(6.5)%	2,289	(11.4)%
Equity in income of affiliated company	738	0.3%	404	0.1%	334	82.7%
Interest income, net	5,675	2.1%	4,027	1.3%	1,648	40.9%

Loss before income taxes	(11,362)	(4.2)%	(15,633)	(5.1)%	4,271	(27.3)%
Income tax expense (benefit)	1,629	0.6%	(6,503)	(2.1)%	8,132	(125.0)%

Net loss	$(12,991)	(4.8)%	$(9,130)	(3.0)%	$(3,861)	42.3%

Net revenues

Net revenues decreased $37.4 million, or 12.1%, to $271.5 million for the nine months ended September 30, 2006 compared with $308.9 million for the nine months ended September 30, 2005. This decrease was attributable primarily to:

•	reduced service revenues of $28.6 million resulting primarily from lower pricing to both new and existing customers and lower medical transcription volume of $24.5 million and from a higher charge for the customer accommodation program in the 2006 period ($9.8 million) compared to the 2005 period ($5.7 million). We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP; and

•	reduced sales and implementations of our technology products of $8.8 million resulting primarily from the impact of certain technology products reaching the end of their life cycle.

Cost of revenues

Cost of revenues decreased $24.0 million, or 10.0%, to $214.7 million for the nine months ended September 30, 2006 compared with $238.6 million for the nine months ended September 30, 2005. This decrease was attributable primarily to:

•	reduced medical transcription payroll costs of $7.4 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	decreased telecommunications costs of $6.9 million associated with both the decrease in our service revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•	reduced all other costs of $4.1 million related primarily to non-MT payroll;

•	reduced costs of $3.0 million resulting from facility closures; and

•	reduced technology product costs of $2.6 million related directly to the reduction in our technology product revenues.

As a percentage of net revenues, cost of revenues increased to 79.1% for the nine months ended September 30, 2006 from 77.3% for the same period in 2005, as a result primarily of lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues customer and the higher charge for the customer accommodation program in the 2006 period compared to the 2005 period.

Selling, general and administrative

SG&A expenses increased $0.5 million, or 1.3%, to $39.4 million for the nine months ended September 30, 2006 compared with $38.9 million for the nine months ended September 30, 2005. This increase was due primarily to increase in audit and outside consulting fees of $3.7 million related to the audit of our financial statements and the audit of our internal control over financial reporting, legal costs of $0.9 million due to higher than anticipated fees for matters unrelated to the Review and Management Billing Assessment and an increase of $0.6 million in insurance premiums related to insurance recoveries related to legal expenses. These increases were offset by decreased compensation costs of $2.3 million associated with the separation and replacement of certain members of our management team including members at the executive level, decreased bonus expense of $1.5 million and all other miscellaneous SG&A expenses, of $0.9 million. SG&A expenses as a percentage of net revenues were 14.5% for the nine months ended September 30, 2006 compared with 12.6% for the same period in 2005.

Research and development

R&D expenses increased $2.1 million, or 27.9%, to $9.7 million for the nine months ended September 30, 2006 compared with $7.6 million for the nine months ended September 30, 2005. This increase was attributable primarily to compensation expense of $1.1 million due to an increase in headcount, higher professional fees for outside consultants of $0.8 million and other miscellaneous expenses of $0.2 million. R&D expenses as a percentage of net revenues were 3.6% for the nine months ended September 30, 2006 compared with 2.5% for the same period in 2005.

Depreciation

Depreciation expense decreased $4.0 million, or 30.8%, to $9.0 million for the nine months ended September 30, 2006 compared with $13.1 million for the nine months ended September 30, 2005. This decrease was attributable primarily to a $4.1 million write-off of assets in the fourth quarter of 2005 and assets reaching the end of their depreciable period in the 2006 period. Depreciation expense as a percentage of net revenues was 3.3% for the nine months ended September 30, 2006 compared to 4.2% for the same period in 2005.

Amortization

Amortization of intangible assets decreased $1.7 million, or 27.6%, to $4.5 million for the nine months ended September 30, 2006 compared with $6.2 million for the nine months ended September 30, 2005. This decrease was the result primarily of several assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 1.6% for the nine months ended September 30, 2006 compared with 2.0% for the same period in 2005.

Cost of investigation and legal proceedings

Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings. The costs and expenses decreased $15.0 million, or 62.4%, to $9.0 million for the nine months ended September 30, 2006 compared with $24.0 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we recorded an insurance recovery related to our legal expenses of $8.7 million. In addition, costs and expenses decreased related to legal fees incurred in connection with SEC and DOJ investigations and proceedings, the defense of civil litigation matters and litigation support consulting of $6.0 million, a decrease of $0.1 million for consulting services provided by Nightingale in connection with Management’s Billing Assessment and a decrease in other miscellaneous costs of $0.1 million.

Restructuring charges

During the latter half of 2005, we implemented a restructuring plan associated with a centralized national service delivery model to streamline our organizational and operational structure to better service our customers. The 2005 restructuring plan involved the consolidation of operating facilities and the related reduction in workforce. During the nine months ended September 30, 2006, we recorded a restructuring charge of $2.9 million comprised of $1.4 million for non-cancelable leases related to the closure of offices, $0.3 million for the write-off of equipment and $1.2 million for severance obligations. We established a restructure reserve in the 2005 period of $0.5 for non-cancelable leases related to the closure of offices and $0.1 million for severance obligations.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $1.6 million, or 40.9%, to $5.7 million for the nine months ended September 30, 2006 compared with $4.0 million for the nine months ended September 30, 2005. This increase was attributable to higher interest rates earned in the 2006 period (4.7%) compared to the 2005 period (2.7%) offset by $34 million lower average cash balance for the nine months ended September 30, 2006 compared with the same period in 2005.

Income tax provision

The effective income tax rate for the nine months ended September 30, 2006 was 14.3% compared with an effective income tax rate of 41.6% for the nine months ended September 30, 2005. The difference in the tax rates is primarily attributable to our 2006 pre tax loss for which no tax benefit was recorded, along with an increase in deferred income tax liabilities related to indefinite life assets which can not be considered as a source of future income to benefit deferred income tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that the deferred income tax assets would not be realized. In the nine months ended September 30, 2006, adjustments were made to income tax expense to reflect the tax benefits for Alternative Minimum Tax credits offset by adjustments for various exposures related to state taxes.

Liquidity and Capital Resources

As of September 30, 2006, we had net working capital of $145.5 million compared with $150.7 million as of December 31, 2005. Our principal sources of liquidity were cash flows from operating activities and available cash on hand. Cash and cash equivalents decreased $23.6 million for the nine months ended September 30, 2006 to $154.7 million as of September 30, 2006 from $178.3 million as of December 31, 2005. This decrease was driven primarily by cash used in operating activities of $16.3 million and purchases of property and equipment of

$7.3 million. The $16.3 million net cash used by operating activities reflects a $13.0 million net loss and $22.9 million of customer accommodation payments offset by $13.5 million of depreciation and amortization expense and a $6.1 million increase in cash primarily from accounts receivables driven by improved days sales outstanding.

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

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2006. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our inability to file this report within the required time period, our disclosure controls and procedures were not effective as of September 30, 2006. To compensate for the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the condensed consolidated financial statements included in this report. As a result of these expanded procedures, we believe that the condensed consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered thereby in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except as noted below, there have been no changes in our internal control over financial reporting during the fiscal quarter September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Engaged a third party to perform an inventory of fixed assets in the field.

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

The allegations contained in the Myers case are substantially similar to those contained in the Hoffmann and Force putative class actions and, as detailed above, the three actions have now been consolidated. A consolidated amended complaint was filed on January 31, 2006. In the consolidated amended complaint, the named plaintiffs assert claims for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and demand an accounting. On March 7, 2006 we filed a motion to dismiss all claims in the consolidated amended complaint. The motion was fully briefed and argued on August 7, 2006. The Court denied the motion on December 21, 2006. On January 19, 2007, we filed an answer denying the mutual allegations pleaded in the consolidated amended complaint. The parties are not proceeding with discovery. The deadline to complete pretrial fact discovery is October 30, 2007. No date has been set for a class certification hearing or trial We believe that the claims asserted in the consolidated actions have no merit and intend to vigorously defend the suit.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Exchange Act. Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	each of the factors discussed in this Part II, Item 1A, Risk Factors as well as risks discussed elsewhere in this report;

•	each of the matters discussed in Part II, Item 1, Legal Proceedings;

•	difficulties relating to our significant management turnover;

•	our ability to recruit and retain qualified medical MTs and other employees;

•	the impact of our new services and products on the demand for our existing services and products;

•	our current dependence on medical transcription for substantially all of our business;

•	our ability to become current in our periodic reporting obligations under the Exchange Act;

•	our ability to expand our customer base;

•	changes in law, including, without limitation, the impact Health Insurance Portability and Accountability Act of 1996 (HIPAA) will have on our business;

•	infringement on the proprietary rights of others;

•	our ability to diversify into other businesses;

•	the results of our review of strategic alternatives;

•	our ability to effectively integrate newly-acquired operations;

•	competitive pricing pressures in the medical transcription industry and our response to those pressures; and

•	general conditions in the economy and capital markets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

No.		Description

10	.1*(1)	Employment Agreement, dated as of August 10, 2006, between MedQuist Inc. and Linda Reino
10	.2*(2)	Amendment to Engagement Letter, dated as of September 25, 2006 between MedQuist Inc. and Nightingale & Associates, LLC
10	.3(3)	Confirmation of Lease Term regarding Mt. Laurel New Jersey Office Lease dated as of August 10, 2006
31.1		Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on July 5, 2007.

(2)	Incorporated by reference to Exhibit 10.24.2 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on July 5, 2007.

(3)	Incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on July 5, 2007.

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