Form 10-K
period 2006-12-31
MEDQUIST INC
filed 2007-08-31
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Common Stock (no par value)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2007, was $103,783,561. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the “Pink Sheets” on June 30, 2007.

The number of registrant’s shares of common stock, no par value, outstanding as of July 31, 2007 was 37,483,723.

Documents incorporated by reference
None

MedQuist Inc.
Annual Report on Form 10-K

i

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

We perform a substantial majority of our medical transcription services utilizing the DocQmenttm Enterprise Platform (DEP), our proprietary, web-based dictation and medical transcription management system. Our proprietary technologies enable our customers to efficiently manage the clinical documentation workflow from dictation through coding.

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

Significant Events Over The Past Few Years

As a result of the significant events discussed below, we did not file our Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K) until July 5, 2007.

Over the past few years, a number of significant events have impacted us. The following is a summary of these significant events. This summary should be read together with additional disclosures concerning us contained in this report.

In November 2003, one of our employees raised allegations that we had engaged in improper billing practices. In response, our board of directors undertook an independent review of these allegations and engaged the law firm of Debevoise and Plimpton LLP, who in turn retained PricewaterhouseCoopers LLP, to assist in the review (Review). On March 16, 2004, we announced that we had delayed the filing of our 2003 annual report on Form 10-K pending completion of the Review. Subsequently, on March 25, 2004, we filed a Form 8-K detailing our determination that the Review would not be completed by the March 30, 2004 filing deadline for our 2003 Form 10-K. As a result of our noncompliance with the U.S. Securities and Exchange Commission’s (SEC) periodic disclosure requirements, our common stock was delisted from the NASDAQ National Market on June 16, 2004.

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

In the fourth quarter of 2005, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers totaling $65 million. This amount was subsequently adjusted in 2005 to $65.4 million and in 2006 to $66.6 million. By accepting our accommodation offer, an AAMT Customer must agree, among other things, to release us from any and all claims and liability regarding AAMT line and other billing related issues.

The goal of our accommodation program was to reach a settlement with our AAMT Customers. However, the Accommodation Analysis for certain AAMT Customers did not result in positive accommodation outcomes. For certain other customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical AAMT line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006, we modified our accommodation program to enable us to offer this group of AAMT Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit accommodation offers up to an additional $8.7 million beyond amounts previously authorized. During 2006, this amount was adjusted by a net additional amount of $0.5 million based on a refinement of the Accommodation Analysis, resulting in an aggregate amount of $9.2 million.

As part of this process, we also conducted an analysis in an attempt to quantify the economic consequence of potentially unauthorized adjustments to AAMT Customers’ ratios and formulae within the transcription platform setups (Quantification). This Quantification was calculated to be approximately $9.8 million.

Of the authorized cash accommodation amount of $66.6 million, $1.2 million and $57.7 million was treated as consideration given by a vendor to a customer and accordingly recorded as a reduction of revenues in 2006 and 2005, respectively. The balance of $9.8 million was accounted for as a billing error associated with the Quantification resulting in a reduction of revenues in various reporting periods from 1999 to 2005.

On July 5, 2007, we filed our 2005 Form 10-K. The 2005 Form 10-K was our first periodic report covering periods after September 30, 2003. Several aspects of the 2005 Form 10-K differed from other annual reports. The 2005 Form 10-K contained, among other things:

•	Consolidated balance sheets as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, cash flows and shareholders’ equity and other comprehensive income for each of the years in the three-year period ended December 31, 2005;

•	Regulation S-X, Article 10 Interim Financial Statements for each fiscal quarter in 2005 and in 2004 (including comparable information for the corresponding quarters in 2003, which information contains restated numbers from our previously issued consolidated interim financial statements for each of the first three fiscal quarters in 2003);

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) liquidity and capital resources disclosure as of December 31, 2005, 2004 and 2003 and as of the end of the first three fiscal quarters in 2005, 2004 and 2003. In addition, we included MD&A results of operations disclosure (including a comparison to the comparable period in the prior year) for (i) the year ended December 31, 2005; (ii) the year ended December 31, 2004; (iii) the year ended December 31, 2003; (iv) the three months ended December 31, 2005; (v) the three months ended September 30, 2005; (vi) the three months ended June 30, 2005; (vii) the three months ended March 31, 2005; (viii) the three months ended December 31, 2004; (ix) the three months ended September 30, 2004; (x) the three months ended June 30, 2004; and (xi) the three months ended March 31, 2004; and

•	A restatement of our previously issued consolidated financial statements included in our Forms 10-Q filed during 2003 and our Form 10-K for the fiscal year ended December 31, 2002. Please note that on November 2, 2004, we filed a Form 8-K disclosing our board of directors’ conclusion that our previously issued consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2002, our Forms 10-Q filed during 2002 and 2003, and all earnings releases and similar communications relating to such periods, should no longer be relied upon.

Immediately preceding the filing of this report on Form 10-K for the fiscal year ended December 31, 2006, we filed our Forms 10-Q for the first three fiscal quarters of 2006.

Customer Accommodations

As discussed above, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers to AAMT Customers in the aggregate amount of $66.6 million and credit accommodation offers in the aggregate amount of $9.2 million. A large number of customers have accepted our offers under the accommodation program and, in return, released us from any and all claims and liability regarding AAMT line billing and other billing related issues that they may have had against us. As of July 31, 2007, we have entered into agreements with certain customers who have accepted cash accommodation offers and paid or credited to their account an aggregate amount of $53.6 million. In addition, as of July 31, 2007, we have made cash accommodation offers to certain other customers in the aggregate amount of $1.8 million. Further, as of July 31, 2007, we have entered into agreements with certain customers who have accepted credit accommodation offers with a total credit value of $4.4 million and have extended credit accommodation offers to certain other customers with a total credit value of $0.7 million.

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

We received an administrative HIPAA subpoena from the U.S. Department of Justice (DOJ) on December 17, 2004. The subpoena sought information primarily about our provision of medical transcription services to governmental and non-governmental customers. The information was requested in connection with a dual civil and criminal government investigation into whether we and others violated federal laws in connection with the provision of medical transcription services. We have been fully cooperating with the DOJ since it began its investigation in 2004. We have complied, and are continuing to comply, with information and document requests by the DOJ.

The U.S. Department of Labor (DOL) is currently conducting a formal investigation into the administration of our 401(k) plan. We have been fully cooperating with the DOL since it opened its investigation in 2004. We have complied and are continuing to comply with information and document requests by the DOL.

Developments relating to the SEC, DOJ and/or DOL investigations will continue to create various risks and uncertainties that could materially and adversely affect our business and our historical and future financial condition, results of operations and cash flows.

Civil Litigation

•	Customer Litigation — In September 2004, a purported class action was filed against us and some of our current and former officers on behalf of certain of our customers claiming, among other things, that they were wrongfully and fraudulently overcharged for medical transcription services based primarily on our use of the AAMT line billing unit of measure as discussed above. In January 2006, plaintiffs filed a third amended complaint which expanded their claims to include certain of our customers whose charges for medical transcription services were based on other, non-AAMT billing units of measure. On March 30, 2007, the Court issued an order holding that plaintiffs could not make out a claim that we had violated the Racketeer Influenced and Corrupt Organizations Act statute (RICO), thus eliminating any claim against us for treble damages. The Court also found that plaintiffs could not make out a claim that we had engaged in any unfair or deceptive acts or practices in violation of state law or that we were liable for any negligent misrepresentations to plaintiffs. In its ruling, the Court, without reaching a decision of whether any wrongdoing had occurred, allowed plaintiffs to proceed with their claims against us for fraud, unjust enrichment and an accounting. The Court denied our motion to compel arbitration regarding those customers whose contracts contained an agreement to arbitrate. We have appealed that decision to the Third Circuit Court of Appeals and moved the district court to stay all proceedings pending appeal. Plaintiffs oppose any stay and have filed a motion for summary action in the Third Circuit to dismiss the non-arbitration plaintiffs from the appeal. The district court took the motion to stay under submission, and the Third Circuit referred plaintiffs’ motion to the merits panel for decision after full briefing. In addition, on July 18, 2007, the Third Circuit issued notice that the case had been assigned to mediation in the Court’s mediation program. On August 1, 2007, plaintiffs filed a motion for expedited review on appeal. We do not oppose this motion, and the parties have agreed to a schedule pursuant to which the appeal will be fully briefed by November 16, 2007. On August 21, 2007, the Third Circuit granted the motion for expedited review. Under the Court’s order, briefing is scheduled to be completed by November 16, 2007. The Third Circuit also has ordered the parties to telephonic mediation, which is scheduled to proceed on September 12, 2007.

•	Shareholder Securities Litigation — In November 2004, a complaint was filed, and thereafter amended twice, against us and some of our former and current officers, directors and auditors, purporting to be a class action under the federal securities laws on behalf of those shareholders who purchased our common stock during a period beginning March 29, 2000 and ending June 14, 2004. A hearing on our motion to dismiss was held on August 17, 2006. On September 29, 2006, the Court issued an order denying our motion to dismiss. However, in the same order, the Court granted the motion to dismiss filed by our former and current external auditors. On March 23, 2007, we entered into a memorandum of understanding and a stipulation of settlement with the lead plaintiff in which we agreed to pay $7.75 million to settle all claims, throughout the class period, against all defendants in the action. On May 16, 2007, the Court issued an Order Preliminarily Approving Settlement and Providing for Notice. The Court conducted a final approval hearing and approved the settlement on August 15, 2007. Neither we nor any of the individuals named in the action has admitted to liability or any wrongdoing in connection with the settlement.

•	Shareholder Derivative Litigation — In November 2004, a shareholder derivative lawsuit was filed against our majority shareholder, Koninklijke Philips Electronics N.V. (Philips), some current and former members of our board of directors, and us, as a nominal defendant, alleging that the defendants had breached their fiduciary duties. This matter was dismissed with prejudice in September 2005. In December 2005, plaintiff filed an appeal, which was denied on May 25, 2007.

•	Medical Transcriptionist Litigation — Between November 2004 and October 2005, three separate actions were filed by different parties against us and some of our current and former company officials, purportedly on behalf of an alleged class of our current and former employees and statutory workers, alleging among other things, breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Since the causes of action in each matter were substantially similar, the three cases were consolidated into one action. A hearing on our motion to dismiss was held on August 7, 2006. On December 21, 2006, the Court issued an order denying our motion to dismiss, and the case has proceeded to the discovery stage. The deadline to complete pre-trial fact discovery is October 30, 2007.

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

Enhance Efficiencies.  In response to competitive price pressures driven by increasing market acceptance of speech recognition and offshore labor options, we have improved our operations through the following initiatives:

•	consolidating over 60 operating facilities and transitioning all MTs to virtual employment;

•	enhancing speech recognition technologies to increase the efficiency of the delivery of our products and services;

•	transitioning to a single national service delivery and support organization for all of our products and services to improve both levels of service and quality for our customers and reduce costs; and

•	partnering with offshore subcontractors to provide us with access to international labor pools to expand and improve our service delivery capabilities.

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

Expansion Into New Markets.  We believe our breadth of products and services, spanning from dictation through coding, positions us to bridge the gap between traditional medical transcription and the EHR. The U.S. government has developed plans that call for all Americans to have an EHR by 2014. The EHR is directly tied to the national Health Information Technology (HIT) initiative — the creation of a transparent, interoperable and digital system designed to improve patient care and reduce healthcare costs. The EHR concept, which has been endorsed by the current presidential administration and a host of national healthcare associations, is a longitudinal electronic record of patient health information generated by one or more patient encounters in any care delivery setting. The EHR includes patient demographics, past medical history, progress notes, medications, vital signs, health problems, immunizations, laboratory data and radiology reports. The EHR streamlines the providers’ workflow and, in addition to having the ability to generate a complete clinical record of a patient encounter, can also support other care-related activities, including evidence-based decision support, outcomes reporting and quality management.

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

Pursue Strategic Transactions.  We may pursue strategic transactions or other relationships that expand our customer base or increase our network of labor pools. We may also explore opportunities to acquire technologies which could enhance our product or service offerings and improve efficiencies.

Customer Base

We have a large and prestigious customer base. We believe that over 30% of non-federal acute care U.S. hospitals use at least one of our products or services. Additionally, we have the largest customer base of any medical transcription company in the U.S., currently serving over 1,500 hospital systems, clinics and large physician practices, including approximately 40% of hospitals with more than 500 licensed beds. We believe we are the medical transcription company of choice for large, complex hospitals and health systems in the U.S. due to our size, scale and scope. We provide services to entire healthcare systems as well as discrete departments within hospitals, such as health information management, emergency, radiology, pathology and cardiology departments and all types of clinic settings. None of our customers accounted for more than 10% of our annual net revenues in 2006.

Products and Services

For the year ended December 31, 2006, approximately 84% of our net revenues were derived from our medical transcription technology and services. In addition, we also derive net revenues from, among other things, maintenance services, medical records coding, SpeechQ for Radiologytm and DocQment Ovation.

Medical Transcription Services

We provide health systems, hospitals and large group medical practices with comprehensive solutions to meet their medical transcription needs. As the largest medical transcription services provider, we employ approximately 6,300 skilled MTs. This scale allows us to continually offer our customers effective, tailored medical transcription services that meet organization-wide or departmental needs. We perform a substantial majority of our medical transcription services utilizing our DEP. In addition, we also service a specialized area of the medical transcription market — specifically, radiology — whereby we retrieve voice files from, and transcribe directly into, customer-hosted transcription platforms.

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

Medical Records Coding

Our health information management coding solutions involve the translation of written narratives of diseases, injuries and procedures into numeric or alphanumeric descriptions to identify the diagnosis, treatment and severity of illness of a patient’s medical episode for reporting and reimbursement purposes. We offer professional coding services for both inpatient and outpatient settings, including same day surgery, emergency and ancillary departments and clinics within the hospital environment as well as physician offices and ambulatory surgery centers. Our coding solutions provide the coded data required to support the reporting and billing requirements of healthcare organizations and professional practices and allow for some of the services to be provided remotely through CodeRunnertm, our proprietary, secure, internet-based computer-assisted coding and workflow management application, by our staff of credentialed coders and/or our customers’ coders. CodeRunner accepts electronic text documents, whether generated by dictation, speech recognition, transcription and/or structured templates, as well as electronic imaged documents, generated by scanning. Additionally, CodeRunner automatically generates comprehensive audit trails and reporting of access to the medical records as well as of the coding activity. Its coding management tools provide customers with real-time coder activity monitoring, visibility into medical record coding workflow (including automated quality assurance and auditing capabilities), and the ability to workload balance, all contributing to a more efficient coding process and thus enhancing coder productivity.

SpeechQ for Radiology

SpeechQ for Radiology is a flexible front-end speech recognition software application. It allows radiologists to dictate, edit and sign their reports in a single session or send them to an editor following dictation. SpeechQ for Radiology continuously learns from changes to a specific radiologist’s dictation made by either the radiologist or an editor, increasing the speech recognition accuracy for such radiologist with every edit. Powered by the Philips SpeechMagictm speech engine, SpeechQ for Radiology is designed specifically for radiology, and integrates with most radiology specific information systems providing a workflow that maximizes radiologists’ efficiency and significantly improves report turnaround time.

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

Speech Recognition

Our speech recognition technology is provided by Philips Speech Processing GmbH, an affiliate of Philips which is now known as Philips Speech Recognition Systems GmbH (PSRS). For additional information regarding this relationship, see Item 13 — Certain Relationships and Related Transactions, and Director Independence. We have integrated this technology into our DEP which has provided us with productivity gains, streamlined workflow and, through continuous learning from the corrections made by editors, improved quality. Since the beginning of 2003, we have significantly increased our use of automated speech recognition.

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

Centralized service delivery and customer support eliminates the need for local independently managed service centers. This structure enhances workflow management, resulting in improved levels of service and quality for our customers. This has been implemented through the following:

•	The MedQuist Qtinuum of Caretminitiative. This initiative embraces our entire company by uniting and streamlining process, technology, services and support with one goal in mind — our customer. The Qtinuum of Care focuses on driving increased levels of customer satisfaction through a combination of centralized and integrated customer service and support and field-based customer relationship management with a focused personal touch. As part of the Qtinuum of Care, we have an internal training program we call “The MedQuist Way.” This program promotes quality service and customer focus through comprehensive, customized employee education, which has created an environment where all of our service employees are empowered to take ownership of customer issues until they are completely resolved.

•	Centralized medical transcription service delivery. This centralization coordinates the services of thousands of MTs on a nationwide level, facilitating superior capacity planning even when volume fluctuates. By applying streamlined processes and the highest standards nationwide, we are able to provide quick turnaround time and consistent quality documentation.

Our service and support organization is comprised of several smaller organizations, or teams, focused on delivering specific aspects of services. In addition to technical and product support, we offer implementation professional services, which provide our customers with complete implementation planning and services beginning with the initial scoping of system requirements through the customer acceptance phase of an implementation.

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

Recruitment

Working with a team of professional recruiters, we utilize multiple avenues to ensure that qualified MTs apply for employment opportunities with us. Regular advertisements and articles appear in trade journals and industry publications, and banner ads are placed on industry and trade websites. In addition, we participate in prominent local and national trade shows and work with premier medical transcription schools to offer top graduates an opportunity for employment with us.

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

With the emergence of speech recognition technology to produce draft transcribed reports, our MTs have an opportunity to become medical editors (MEs). Before they are eligible to edit the draft transcribed reports, MEs must be formally certified on DocQspeechtm, our DEP’s speech recognition module. Currently over 40% of our MTs have been cross trained as MEs.

Quality Assurance

Our automated technology routes reports with flagged quality issues to our quality assurance personnel for review prior to delivery to the customer. In addition, formal quality reviews are performed on a regular basis at both the individual MT and customer levels. We provide continuous feedback to the MT staff to increase learning and improve up-front quality through QASARtm, our quality assurance scoring and reporting tool. Our MTs participate in an on-going, comprehensive training program in order to maintain a high level of quality assurance.

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

Employees

As of July 31, 2007, we employed 8,200 people. Of these, 6,327 were MTs. Of our total work force, 4,520 were full-time employees and 3,680 were part-time employees.

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

Set forth below are certain important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by us. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition. More detailed information regarding certain risk factors described below is contained in other sections of this report.

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

We have determined that we had deficiencies in our internal control over financial reporting as of December 31, 2006 that constituted “material weaknesses” as defined by the Public Company Accounting Oversight Board’s Audit Standard No. 2. These material weaknesses are identified in Item 9A, Controls and Procedures.

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

Philips beneficially owns approximately 69.6% of our outstanding common stock. Philips has the ability to cause the election of all of the members of our board of directors, the appointment of new management and the approval of any action requiring the approval of our shareholders, including amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. The directors elected by Philips will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. Our interests and the interests of our affiliates, including Philips, could conflict with the interest of our other shareholders. For a further description of these relationships, see Item 13, Certain Relationships and Related Transactions, and Director Independence.

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

On June 16, 2004, NASDAQ delisted our common stock because we were not able to file our periodic reports with the SEC in a timely manner. Since that time, our common stock has been traded on the over-the-counter “Pink Sheets” market (Pink Sheets) under the symbol “MEDQ.PK.” Broker-dealers often decline to trade in Pink Sheets stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater. Consequently, selling our common stock can be difficult because transactions can be delayed and security analyst and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. Although we intend to apply for the listing of our common stock on a national securities exchange once we are current in our periodic reporting obligations with the SEC, we cannot assure you that we will be successful in those efforts. We do not expect to become current in our periodic reporting obligations until the end of the third quarter of 2007, and we will not be able to apply for listing on a stock exchange until this time. Investors should realize that they may be unable to sell shares of our common stock that they purchase. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently do not own any real property. We currently lease approximately 39,000 square feet of office space in Mount Laurel, New Jersey, which houses our corporate headquarters. This lease expires in 2014; however, we have the option to terminate the lease in 2011, subject to certain conditions, including the payment of a termination fee. We also lease approximately 38,000 square feet of office space in Norcross, Georgia for our sales, administrative and research and development functions. This lease expires in 2008. We lease approximately 20,000 square feet for our call center in Marietta, Georgia and this lease expires on December 31, 2007. We expect to renew these leases at commercially reasonable terms. The call center provides technical support and expertise to our customers and MTs. Other than our corporate headquarters, the Norcross facility, and our call center, none of our other properties are material to our business. We believe that our corporate headquarters and other properties are suitable for their respective uses and are, in general, adequate for our present needs.

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

The allegations contained in the Myers case are substantially similar to those contained in the Hoffmann and Force putative class actions and, as detailed above, the three actions have now been consolidated. A consolidated amended complaint was filed on January 31, 2006. In the consolidated amended complaint, the named plaintiffs assert claims for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and demand an accounting. On March 7, 2006 we filed a motion to dismiss all claims in the consolidated amended complaint. The motion was fully briefed and argued on August 7, 2006. The Court denied the motion on December 21, 2006. On January 19, 2007, we filed our answer denying the mutual allegations pleaded in the consolidated amended complaint. The parties are now proceeding with discovery. The deadline to complete pretrial fact discovery is October 30, 2007. No date has been set for a class certification hearing or trial. We believe that the claims asserted in the consolidated actions have no merit and intend to vigorously defend the suit.

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

Our common stock is traded on the Pink Sheets under the symbol “MEDQ.PK”. Set forth below are the high and low closing bid quotations (as reported by the Pink Sheets LLC) for each quarter of 2005 and 2006 and the first, second and third quarter (through July 31, 2007) of 2007. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect the prices for actual transactions.

	High	Low

2005
First Quarter	$14.40	$12.05
Second Quarter	$13.30	$12.90
Third Quarter	$13.25	$12.25
Fourth Quarter	$12.35	$10.16
2006
First Quarter	$13.94	$12.14
Second Quarter	$14.90	$11.89
Third Quarter	$12.45	$9.05
Fourth Quarter	$13.65	$11.45
2007
First Quarter	$13.55	$9.90
Second Quarter	$9.95	$7.80
Third Quarter (through July 31, 2007)	$12.18	$9.10

Holders

As of July 31, 2007, the closing price of our common stock was $11.50 and we had 205 shareholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. We expect to retain any future earnings to fund operations and the continued development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

	For the Year Ended December 31,
	2006		2005		2004		2003		2002 (1)
	($ in thousands, except per share data)								Unaudited

Statement of Operations Data:
Net Revenues	$358,091	(2)	$353,005	(2)(3)	$451,894	(3)	$484,762	(3)	$483,948	(3)
Net Income (loss)	$(16,942	)(4)	$(111,632	)(4)(5)	$3,742	(4)(6)	$35,567		$42,244
Net Income (loss) per share — Basic	$(0.45)		$(2.98)		$0.10		$0.96		$1.14
Net Income (loss) per share — Diluted	$(0.45)		$(2.98)		$0.10		$0.94		$1.12

	As of December 31,
	2006	2005	2004	2003	2002 (1)
					Unaudited

Balance Sheet Data:
Total assets	$441,139	$493,191	$540,934	$526,468	$477,242
Total non-current liabilities	$18,492	$18,534	$4,196	$3,339	$1,481

(1)	The selected financial data in 2002, while unaudited, has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, contains all adjustments necessary to fairly present the information set forth herein.

(2)	Reflects a reduction in net revenues related to the Accommodation Analysis of $10,402 and $57,678 in 2006 and 2005, respectively, which is described under the caption “Significant Events Over the Past Few Years” in Item 1, Business.

(3)	Reflects a reduction in net revenues related to the Quantification of $133, $931, $2,142 and $2,219 in 2005, 2004, 2003 and 2002, respectively, which is described under the caption “Significant Events Over the Past Few Years” in Item 1, Business.

(4)	In 2006, 2005 and 2004, we recorded a charge of $13,001, $34,127 and $10,253, respectively, for costs associated with the Review and Management’s Billing Assessment, which is described under the caption “Significant Events Over the Past Few Years” in Item 1, Business, as well as legal fees and other costs associated with the matters described in Item 3, Legal Proceedings.

(5)	In the fourth quarter of 2005, a valuation allowance of $56,808 was established against various domestic deferred tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that a majority of the domestic deferred tax assets would not be realized.

(6)	In 2004, we recorded a goodwill impairment charge of $14,603 related to our former Solutions reporting unit. Due to reduced sales and margins, expected operating profits and cash flows were forecast lower than previously anticipated.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions set forth in the “Cautionary Statement Regarding Forward-Looking Statements,” which can be found in Item 1A, Risk Factors. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section and elsewhere in this report.

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

The past few years have been marked by dramatic changes for both us and our industry. During this period, a significant portion of our time and attention has been devoted to matters outside the ordinary course of business such as replacing key members of our executive management team, cooperating with federal investigators, responding to ongoing legal proceedings, and completing the Review and Management’s Billing Assessment. A summary of significant events that have occurred during this period is more fully described elsewhere in this report under the caption “Significant Events Over the Past Few Years” in Item 1, Business and Item 3, Legal Proceedings.

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

During this same period there have been several significant developments in the medical transcription industry, including:

•	A shortage of qualified domestic MTs has increased the demand for outsourced medical transcription services by U.S.-based healthcare providers. This demand for qualified MTs, as well as budgetary pressures experienced by healthcare providers, has also caused many more U.S.-based healthcare providers to evaluate and consider the use of offshore medical transcription labor.

•	Several low cost providers have emerged and aggressively moved into our market offering medical transcription services (performed both domestically and offshore) at prices significantly below our traditional price point. While we believe the market for outsourced medical transcription continues to expand, the growing acceptance by customers of the use of offshore labor has further increased the competitive environment in the medical transcription industry.

•	Technological advances by us and our competitors have reduced the length of time required to transcribe medical reports, in turn reducing the overall cost of medical transcription services.

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

Critical Accounting Policies, Judgments and Estimates

MD&A is based in part upon our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the U.S. (GAAP). We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. These critical accounting policies and estimates have been discussed with our audit committee.

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

Deferred income taxes.  As of December 31, 2006, we had net deferred income tax assets of $49.2 million prior to consideration of a valuation allowance. These deferred income tax assets result primarily from expenses that have been recorded for book purposes but not yet recorded on tax returns and from net operating loss carry forwards. Deferred income tax assets represent future tax benefits that we expect to be able to apply against future taxable income or that will result in future net operating losses that can be carried forward. Our ability to utilize the deferred income tax assets is dependent upon our ability to generate future taxable income. To the extent that we believe it is more likely than not that a deferred tax asset will not be utilized we record a valuation allowance against that asset. In making that determination we consider all positive and negative evidence and give stronger consideration to evidence that is objective in nature. Based on this analysis we determined that a valuation allowance would be provided against a portion of the deferred income tax assets in the fourth quarter of 2005. No valuation allowance was established against deferred income tax assets to the extent the asset could be benefited through the use of a net operating loss carry back or to the extent we have deferred tax liabilities as of the balance sheet date that will generate taxable income within the same period in which a deferred tax asset will reverse. The valuation allowance was adjusted in 2006 following the same methodology.

In the fourth quarter of 2004 a valuation allowance was established against a portion of our deferred income tax assets related to foreign operations based on projected future earnings of that enterprise.

We will continue to evaluate the realizability of our deferred income tax assets in future periods and adjust the valuation allowance accordingly.

Commitments and contingencies.  Other than $7.75 million for the matter referenced under the caption “Shareholder Securities Litigation” contained in Item 3, Legal Proceedings, as of December 31, 2006, we have not accrued for potential future settlements or adverse outcomes for the other items contained in Item 3, Legal Proceedings, since no matters were probable and no amount within the range of possible losses represented a better amount within the range. We have insurance coverage which may reimburse us for defense and other costs incurred by us. We consider whether the recovery of certain insurance payments to us are probable. For the year ended December 31, 2006, we were reimbursed $8.7 million by our insurance companies for defense and other costs in connection with litigation matters referenced in Item 3, Legal Proceedings, other than the settlement referenced above.

Revenue recognition.  For the year ended December 31, 2006, approximately 84% of our net revenues were derived from our medical transcription technology and services. Medical transcription and medical records coding services revenues are recognized when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, services are rendered and collectibility is reasonably assured. These services are based on contracted rates. Medical transcription and medical records coding services revenues are net of estimates for customer credits. Historically, our estimates have been adequate. If actual results are higher or lower than our estimates, we would have to adjust our estimates and financial statements in future periods.

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

Accounting for consideration given to a customer.  In response to our customers’ concerns over the July 2004 Press Release, which is described under the caption “Significant Events Over the Past Few Years” in Item 1, Business, we offered financial accommodations to certain of our customers. Consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s services. Therefore, $10.4 million and $57.7 million of the authorized accommodation amount for our customers was characterized as a reduction of revenues in 2006 and 2005, respectively.

Basis of Presentation

Sources of Revenues

We derive revenues primarily from the provision of medical transcription services to health systems, hospitals and large group medical practices. Our customers are generally charged a rate times the volume of work that we transcribe or edit. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, maintenance services, digital dictation, speech recognition, electronic signature and medical coding technology and services. Our medical transcription revenues (excluding the impact of our customer accommodation program) have been declining over the past several years, as prices have declined and some customers have switched to alternative vendors. Our technology products and services revenues also declined over the past several years, as many products reached the end of their life and new products have not replaced the lost revenues. We have not filed periodic reports with the SEC disclosing financial information for periods after December 31, 2006, and our historical financial information is not a predictor of financial performance subsequent to 2006 or future financial performance.

As a result of our customer accommodation program described under the caption “Significant Events Over the Past Few Years” contained in Item 1, Business, net revenues for the years ended December 31, 2006 and 2005 were reduced by $10.4 million and $57.7 million, respectively.

Net revenues for customers in the U.S. were $353.5 million, $348.4 million and $447.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net revenues for customers outside the U.S. were $4.6 million, $4.6 million and $4.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Cost of investigation and legal proceedings

Cost of investigation and legal proceedings include legal fees incurred in connection with the SEC and DOJ investigations and proceedings and the defense of civil litigation matters described in Item 3, Legal Proceedings, litigation support consulting, and consulting services provided by Nightingale and Associates, LLC (Nightingale)

in connection with the Review and Management’s Billing Assessment described under the caption “Significant Events Over the Past Few Years” in Item 1, Business.

Shareholder Securities Litigation Settlement

Shareholder Securities Litigation Settlement represents the $7.75 million payment made pursuant to the memorandum of understanding and stipulation of settlement described under the caption “Shareholder Securities Litigation” in Item 3, Legal Proceedings.

Consolidated Results of Operations

The following tables set forth our consolidated results of operations for the periods indicated below:

Comparison of Years Ended December 31, 2006 and 2005

	Years Ended December 31,
	2006		2005
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	% Change
	($ in thousands)

Net revenues	$358,091	100.0%	$353,005	100.0%	$5,086	1.4%

Operating costs and expenses:
Cost of revenues	280,273	78.3%	315,399	89.3%	(35,126)	(11.1)%
Selling, general and administrative	53,675	15.0%	54,558	15.5%	(883)	(1.6)%
Research and development	13,219	3.7%	9,784	2.8%	3,435	35.1%
Depreciation	11,802	3.3%	17,099	4.8%	(5,297)	(31.0)%
Amortization of intangible assets	5,829	1.6%	8,193	2.3%	(2,364)	(28.9)%
Cost of investigation and legal proceedings	13,001	3.6%	34,127	9.7%	(21,126)	(61.9)%
Shareholder securities litigation settlement	—	—	7,750	2.2%	(7,750)	(100.0)%
Impairment charges	—	—	148	0.0%	(148)	(100.0)%
Restructuring charges	3,442	1.0%	3,257	0.9%	185	5.7%

Total operating costs and expenses	381,241	106.5%	450,315	127.6%	(69,074)	(15.3)%

Operating loss	(23,150)	(6.5)%	(97,310)	(27.6)%	74,160	(76.2)%
Equity in income of affiliated company	874	0.2%	500	0.1%	374	74.8%
Interest income, net	7,628	2.1%	5,940	1.7%	1,688	28.4%

Loss before income taxes	(14,648)	(4.1)%	(90,870)	(25.7)%	76,222	(83.9)%
Income tax provision	2,294	0.6%	20,762	5.9%	(18,468)	(88.9)%

Net loss	$(16,942)	(4.7)%	$(111,632)	(31.6)%	$94,690	(84.8)%

Net revenues

Net revenues increased $5.1 million, or 1.4%, to $358.1 million for the year ended December 31, 2006 compared with $353.0 million for the year ended December 31, 2005. Excluding the charges for the customer accommodation program ($10.4 million in 2006 and $57.7 in 2005), service revenues decreased by $30.2 million in 2006 due to lower pricing to both new and existing customers and lower medical transcription volume. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP. In addition, net revenues were also reduced by lower sales and implementations of our technology products of $12.0 million resulting primarily from the impact of certain technology products reaching the end of their life cycle.

We continue to experience pricing pressures as our existing and potential customers seek out opportunities to reduce costs, particularly through the utilization of offshore labor.

Cost of revenues

Cost of revenues decreased $35.1 million, or 11.1%, to $280.3 million for the year ended December 31, 2006 compared with $315.4 million for the year ended December 31, 2005. This decrease was attributable primarily to:

•	decreased telecommunications costs of $9.4 million associated with both the decrease in our medical transcription volume and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•	reduced compensation costs of $8.4 million due to the decrease in our medical transcription volume as well as savings from our increased use of speech recognition technology;

•	reduced other costs of $8.1 million resulting primarily from decreased non-MT headcount;

•	reduced technology product costs of $3.4 million related directly to the reduction in our technology product revenues;

•	lower asset impairment costs of $0.2 million in 2006 compared with $3.9 million 2005;

•	reduced costs of $3.4 million resulting from facility closures; offset by

•	increased stock-based compensation expense of $1.3 million

As a percentage of net revenues, cost of revenues decreased to 78.3% in 2006 from 89.3% in 2005 as a result primarily of higher customer accommodation charges in 2005 partially offset by lower medical transcription service rates in 2006 and the impact of fixed costs in 2006 not declining at the same pace as services revenues excluding customer accommodation charges.

Selling, general and administrative

SG&A expenses decreased $0.9 million, or 1.6%, to $53.7 million for the year ended December 31, 2006 compared with $54.6 million for the year ended December 31, 2005. This decline was attributable primarily to a decrease in bonus and commission expense of $3.0 million, $2.3 million associated with the separation and replacement of certain members of our management team in 2005 that did not recur in 2006, as well as reductions in sales and marketing expense of $1.3 million, human resources consultants of $0.9 million and all other miscellaneous SG&A expenses of $0.5 million. These decreases were offset by an increase in audit and outside consulting fees of $4.7 million related to the audit of our financial statements and the audit of our internal control over financial reporting, an increase in legal costs of $1.1 million due to higher than anticipated fees for matters unrelated to the Review and Management’s Billing Assessment, an increase of $0.7 million in insurance premiums as a result of insurance recoveries related to legal expenses and an increase in stock-based compensation expense of $0.6 million. SG&A expenses as a percentage of net revenues for 2006 were 15.0% compared with 15.5% for 2005.

Research & development

R&D expenses increased $3.4 million, or 35.1%, to $13.2 million for the year ended December 31, 2006 compared with $9.8 million for the year ended December 31, 2005. This increase was due primarily to an increase in compensation expense of $1.8 million due to an increase in headcount, higher professional fees for outside consultants of $0.6 million and higher miscellaneous expenses of $1.0 million. R&D expenses as a percentage of net revenues were 3.7% for the year ended December 31, 2006 compared with 2.8% for the year ended December 31, 2005.

Depreciation

Depreciation expense decreased $5.3 million, or 31.0%, to $11.8 million for the year ended December 31, 2006 compared with $17.1 million for the year ended December 31, 2005. This decrease was due primarily to a $4.1 million write-off of assets in the fourth quarter of 2005 and assets reaching the end of their depreciation period in 2006. Depreciation expense as a percentage of net revenues was 3.3% for the year ended December 31, 2006 compared with 4.8% for the year ended December 31, 2005.

Amortization

Amortization of intangible assets decreased $2.4 million, or 28.9%, to $5.8 million for the year ended December 31, 2006 compared with $8.2 million for the year ended December 31, 2005. This decrease was the result primarily of several assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 1.6% for the year ended December 31, 2006 compared with 2.3% for the same period in 2005.

Cost of investigation and legal proceedings

Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings. These costs and expenses decreased $21.1 million, or 61.9%, to $13.0 million for the year ended December 31, 2006 compared with $34.1 million for the year ended December 31, 2005. This reduction in costs was the result of decreases in legal fees incurred in connection with the SEC and DOJ investigations and proceedings and the defense of civil litigation matters as well as litigation support consulting of $11.4 million, lower consulting services provided by Nightingale of $0.2 million related to Management’s Billing Assessment and lower other miscellaneous costs of $0.1 million, as well as an insurance recovery on our legal expenses of $9.4 million.

Shareholder securities litigation settlement

Shareholder securities litigation settlement for the year ended December 31, 2005 represents the $7.75 million payment made pursuant to the memorandum of understanding and stipulation of settlement described under the caption “Shareholder Securities Litigation” in Item 3, Legal Proceedings.

Restructuring charges

During the latter half of 2005, we implemented a restructuring plan based on a centralized national service delivery model to streamline our organizational and operational structure to better service our customers. The 2005 restructuring plan involved the consolidation of operating facilities and a related reduction in workforce. During 2006, we recorded a restructuring charge of $3.4 million comprised of $1.7 million for non-cancelable leases related to the closure of offices, $0.3 million for the write-off of property and equipment and $1.4 million for severance obligations. During 2005, we recorded a restructuring charge of $3.3 million comprised of $2.3 million for non-cancelable leases related to the closure of offices, $0.2 million for the write-off of property and equipment and $0.7 million of severance obligations.

As of December 31, 2006, $0.7 million of restructuring charges remained to be paid in future periods. The payment stream for non-cancelable leases will extend into 2009.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $1.7 million, or 28.4%, to $7.6 million for the year ended December 31, 2006 compared with $5.9 million for the year ended December 31, 2005. This increase was attributable primarily to higher weighted average interest rates earned in 2006 (4.6%) compared to 2005 (3.1%), offset by a $28 million lower average cash balance in 2006 compared with 2005.

Income tax (benefit) provision

The effective income tax rate for the year ended December 31, 2006 was 15.7% compared with an effective income tax rate of 22.8% for the year ended December 31, 2005. The difference in tax rates is related primarily to the decrease in the pre-tax book loss from 2005 to 2006 and the impact of the establishment of a valuation allowance against the deferred income tax assets in 2005. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that the deferred income tax assets would not be realized. In addition, adjustments were recognized for the year ended December 31, 2006 including the reduction of state tax expense for the expiration of statue of limitations with respect to uncertain tax positions, the recognition of tax benefits for Alternative Minimum Tax credits and adjustments for various exposures related to state taxes.

Comparison of Years Ended December 31, 2005 and 2004

	Years Ended December 31,
	2005		2004
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	% Change
	($ in thousands)

Net revenues	$353,005	100.0%	$451,894	100.0%	$(98,889)	(21.9)%

Operating costs and expenses:
Cost of revenues	315,399	89.3%	336,232	74.4%	(20,833)	(6.2)%
Selling, general and administrative	54,558	15.5%	46,436	10.3%	8,122	17.5%
Research and development	9,784	2.8%	10,539	2.3%	(755)	(7.2)%
Depreciation	17,099	4.8%	18,521	4.1%	(1,422)	(7.7)%
Amortization of intangible assets	8,193	2.3%	8,888	2.0%	(695)	(7.8)%
Cost of investigation and legal proceedings	34,127	9.7%	10,253	2.3%	23,874	232.8%
Shareholder securities litigation settlement	7,750	2.2%	—	—	7,750	—
Impairment charges	148	0.0%	15,078	3.3%	(14,930)	(99.0)%
Restructuring charges	3,257	0.9%	—	—	3,257	—

Total operating costs and expenses	450,315	127.6%	445,947	98.7%	4,368	1.0%

Operating (loss) income	(97,310)	(27.6)%	5,947	1.3%	(103,257)	—
Equity in income of affiliated company	500	0.1%	188	0.0%	312	166.0%
Interest income, net	5,940	1.7%	1,840	0.4%	4,100	222.8%

(Loss) income before income taxes	(90,870)	(25.7)%	7,975	1.8%	(98,845)	—
Income tax provision	20,762	5.9%	4,233	0.9%	16,529	—

Net (loss) income	$(111,632)	(31.6)%	$3,742	0.8%	$(115,374)	—

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

Cost of revenues

Cost of revenues decreased $20.8 million, or 6.2%, to $315.4 million for the year ended December 31, 2005 compared with $336.2 million for the year ended December 31, 2004. This decrease was attributable primarily to:

•	reduced medical transcription payroll costs of $9.8 million related directly to the decrease in our medical transcription revenues;

•	reduced other costs of $6.5 million resulting primarily from decreased non-MT headcount and facility closures;

•	decreased telecommunications costs of $5.2 million associated with both the decrease in our medical transcription revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•	reduced technology product costs of $3.3 million related directly to the reduction in our technology product revenues; offset by

•	a write-off in 2005 of $3.9 million resulting from an inventory of fixed assets performed during 2005.

As a percentage of net revenues, cost of revenues increased to 89.3% in 2005 from 74.4% in 2004 as a result primarily of customer accommodation charges, lower medical transcription service rates and the impact of fixed costs not declining at the same pace as net revenues.

Selling, general and administrative

SG&A expenses increased $8.1 million, or 17.5%, to $54.6 million for the year ended December 31, 2005 compared with $46.4 million for the year ended December 31, 2004. This increase was attributable primarily to increases in: compensation expense of $2.1 million for enhancements to our corporate staff, bad debt expense of $1.1 million, sales and marketing expense of $1.1 million, audit and outside consulting fees of $1.0 million related to the audit of our financial statements and the audit of our internal control over financial reporting, human resources consultants of $0.9 million, legal costs of $0.8 million and all other SG&A costs of $2.2 million. These increases were offset by a decrease in costs of $1.1 million associated with the separation and replacement of certain members of our management team. SG&A expenses as a percentage of net revenues for 2005 were 15.5% compared with 10.3% for 2004.

Research & development

R&D expenses decreased $0.8 million, or 7.2%, to $9.8 million for the year ended December 31, 2005 compared with $10.5 million for the year ended December 31, 2004. This decrease was due primarily to lower professional fees for outside consultants of $0.7 million as well as certain costs capitalized into intangible assets for software development of $0.6 million. These reductions were partially offset by an increase in compensation expense of $0.5 million. R&D expenses as a percentage of net revenues were 2.8% for the year ended December 31, 2005 compared with 2.3% for the year ended December 31, 2004.

Depreciation

Depreciation expense decreased $1.4 million, or 7.7%, to $17.1 million for the year ended December 31, 2005 compared with $18.5 million for the year ended December 31, 2004. This decrease was due primarily to assets reaching the end of their depreciation period in 2005 combined with a $5.2 million decrease in asset additions in 2005 compared with 2004. Depreciation expense as a percentage of net revenues was 4.8% for the year ended December 31, 2005 compared with 4.1% for the year ended December 31, 2004.

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

Cost of investigation and legal proceedings

Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings. These costs and expenses increased $23.9 million, or 232.8%, to $34.1 million for the year ended December 31, 2005 compared with $10.3 million for the year ended December 31, 2004. These increased costs and expenses include legal fees incurred in connection with the SEC and DOJ investigations and proceedings, the defense of civil litigation matters and litigation support consulting of $21.8 million, $1.8 million for consulting services provided by Nightingale related to Management’s Billing Assessment and $0.3 million for other miscellaneous costs.

Shareholder securities litigation settlement

Shareholder securities litigation settlement represents the $7.75 million payment made pursuant to the memorandum of understanding and stipulation of settlement described under the caption “Shareholder Securities Litigation” in Item 3, Legal Proceedings.

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

Income tax (benefit) provision

The effective income tax benefit rate for the year ended December 31, 2005 was 22.8% compared with an effective income tax expense rate of 53.1% for the year ended December 31, 2004. The difference in tax rates is primarily attributable to an increase in the valuation allowance in 2005 than the increase in 2004 combined with a pre-tax book loss in 2005 and pre-tax book earnings in 2004. The increase in the valuation allowance in 2005 related to management’s decision to establish a $56.8 million valuation allowance against a majority of our domestic deferred income tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that a majority of the domestic deferred income tax assets would not be realized. In 2004, we recorded a valuation allowance against foreign net operating loss carry forward which increased the effective income tax expense rate.

Liquidity and Capital Resources

As of December 31, 2006, we had net working capital of $145.5 million compared with $150.7 million as of December 31, 2005. Our principal sources of liquidity are cash flows provided by operating activities and available cash on hand. Cash and cash equivalents declined $2.9 million to $175.4 million as of December 31, 2006 from $178.3 million as of December 31, 2005. This decline was driven primarily by purchases of property and equipment of $8.2 million which was somewhat offset by cash provided by operating activities of $5.4 million. The $5.4 million net cash provided by operating activities reflects a $16.9 million net loss and $30.1 million of customer accommodation payments offset by $17.6 million of depreciation and amortization expense, $22.5 million of federal tax refunds received in 2006 for 2005 losses carried back to the 2003 and 2004 tax years and an $11.1 million decrease in accounts receivables driven by improved days sales outstanding. Included in the $16.9 million net loss for the year ended December 31, 2006 was $9.4 million in insurance recoveries related to the billing investigation. As of the date of this report, we have received an additional $16.1 million of insurance recoveries in 2007, with no other recoveries expected in the future related to the billing investigation.

We believe our existing cash and cash equivalents and cash to be generated from operations, if any, will be sufficient to finance our operations for the foreseeable future. However, if we fail to generate adequate cash flows from operations in the future due to an unexpected decline in our net revenues or due to increased cash expenditures in excess of the net revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all. For instance, we may have increased cash expenditures relating to:

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

Contractual Obligations

The following table summarizes our obligations to make future payments under current contracts as of December 31, 2006 (in thousands):

	Payment Due By Period
		Less
		than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$6,605	$2,531	$2,528	$1,351	$195
Purchase Obligations(1)	27,738	7,753	12,200	7,785	—
Severance and Other Guaranteed Payment Obligations(2)	1,525	717	808	—	—

Total Contractual Obligations	$35,868	$11,001	$15,536	$9,136	$195

(1)	Purchase obligations are for telecommunication contracts ($26,085), a software purchase ($1,046) and other recurring purchase obligations ($607).

(2)	Severance and Other Guaranteed Payment Obligations consist of severance payments to our former President (Frank Lavelle) and our former Chief Operating Officer (Linda Reino) incurred during 2007 prior to the filing of this report ($975 and $450, respectively) and a signing bonus for Ms. Donovan ($100) which she became entitled to during 2007 prior to the filing of this report.

We have agreements with certain of our named executive officers that provide for severance payments to the employee in the event the employee is terminated without cause. As further described in Item 11, Executive Compensation, the maximum cash exposure under these agreements was approximately $1.2 million as of December 31, 2006.

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). The consensus allows a company to choose between two acceptable alternatives based on its accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 31, 2006. We have historically presented taxes on a net basis and we do not intend to change our policy.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are still evaluating the adoption of FIN 48 and have not yet determined the impact, if any, on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 will require registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB 108 allows for a cumulative effect adjustment to beginning retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any impact on our consolidated financial statements.

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

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115 (Statement 159) which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The following balance sheet items are within the scope of Statement 159:

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

Due to the average maturity of our investment portfolio, a material change in interest rates would not have a material effect on the value of our investment portfolio. Management estimates that if the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 2006 would have decreased by approximately $1.6 million. The impact on our future interest income will depend largely on the gross amount of our investments and future changes in investment yields.

Item 8.	Financial Statements And Supplementary Data

Our consolidated financial statements and supplementary data required by this item are attached to this report beginning on page F-1.

Item 9.	Changes in And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls And Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2006. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, because of the material weaknesses in our internal control over financial reporting described below and our inability to file certain reports required under the Exchange Act within their required time periods, our disclosure controls and procedures were not effective as of December 31, 2006. To compensate for the material weaknesses in our internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, we believe that the consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the fiscal years covered thereby in conformity with US generally accepted accounting principles (GAAP).

(b)	Management’s Report on Internal Control over Financial Reporting as of December 31, 2006

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

A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “material weakness” is defined as a significant deficiency or combination of significant deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In accordance with the internal control reporting requirements of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of management’s assessment, management concluded that our internal control over financial reporting had the following material weaknesses as of December 31, 2006:

Entity Level Controls

We identified the following material weaknesses related to entity level controls:

•	We did not have adequate procedures to ensure the timely communication of information that involves complex, non-recurring accounting and other matters that impact our financial reporting process. Specifically, the communication of information between senior management and accounting personnel was not adequate to ensure the timely and accurate accounting and reporting of such information in our consolidated financial statements.

•	We did not maintain a sufficient complement of accounting and finance personnel that were adequately trained and that possessed the appropriate level of knowledge in GAAP to properly account for complex accounting transactions.

•	We did not have sufficient processes, controls and management oversight to ensure that our books and records were appropriately maintained and that complex accounting transactions were effectively researched and recorded in accordance with GAAP. There was a lack of appropriate processes and controls within the financial close process, insufficient review of complex accounting transactions, as well as inadequate training and expertise within the accounting and finance organization.

These material weaknesses resulted in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. These material weaknesses also contributed to the other material weakness identified below.

Revenue Recognition

We identified the following material weakness related to revenue recognition controls:

•	We did not have adequate policies and procedures to ensure the proper recognition of post-contract customer support (PCS) and related hardware, software and implementation services in accordance with GAAP. In addition, individuals responsible for recording such revenues in our consolidated financial statements did not fully comprehend the criteria for revenue recognition. This material weakness resulted in errors in calculating the proper amount of revenues to defer in our 2006 consolidated financial statements. These errors were corrected prior to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2006.

This material weakness resulted in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

Because of the material weaknesses described above, management concluded that, as of December 31, 2006, we did not maintain effective internal control over financial reporting based on the COSO criteria. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KMPG LLP, our independent registered public accounting firm, as stated in its report, which is included elsewhere in this Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

Fiscal Quarter Ended December 31, 2006

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2007

As a result of initiatives that management undertook in 2007 with oversight from the Audit Committee to address known material weaknesses in our control over financial reporting as of December 31, 2006, we made progress in the remediation of our material weaknesses described above. The following material changes in our internal control over financial reporting were made to help remediate control deficiencies identified in 2006:

•	Expanded our disclosure committee to include our Chief Executive Officer, our outside litigation counsel and a representative of Nightingale who assisted us with Management’s Billing Assessment and is assisting us with various projects at the direction of our Chief Executive Officer;

•	Retained third party consultants to serve as technical resources to review, evaluate and provide guidance with respect to accounting for complex accounting and tax transactions;

•	Evaluated service delivery requirements associated with various equipment sales transactions including delivery, implementation, training and project management;

•	Established a process to track the status of all project implementations by individuals specifically assigned to various technical and management project aspects; and established a formal accounting methodology and implemented formal, monthly review procedures performed by corporate accounting personnel prior to the recording of any PCS, hardware, software and implementation service revenues; and

•	Centralized accounting related to PCS, implementation services and deferred revenue to our corporate headquarters.

Although our remediation efforts are underway related to our revenue recognition material weakness, we are in the process of identifying additional procedures and controls intended to remediate the entity level material weaknesses. Material weaknesses will not be considered remediated until new controls over financial reporting are fully implemented and operational for a period of time and are operating effectively.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

The following table lists all of our directors as of July 31, 2007. Each director will hold office until his successor is elected and qualified, or until his earlier resignation or removal. We have not held an annual meeting of shareholders since 2003. At our next annual meeting, which we expect to hold as soon as practicable after we meet the applicable requirements for soliciting proxies, our shareholders will elect directors to hold office until the next succeeding annual meeting of shareholders.

	Age on		Date Became a
Name	7/31/07	Position	Director

Clement Revetti, Jr.(1)	52	Director	10/2006
Stephen H. Rusckowski(1)(3)	49	Director; Non-Executive Chairman of the Board of Directors; Member of the Nominating Committee (Chair)	02/2002
Gregory M. Sebasky(1)	49	Director	04/2005
N. John Simmons, Jr.(2)	52	Director; Member of the Audit Committee (Chair), Compensation Committee and Supervisory Committee	07/2005
Richard H. Stowe(2)	63	Director; Member of the Audit Committee, Nominating Committee, Compensation Committee and Supervisory Committee (Chair)	12/1998
John H. Underwood(2)	48	Director; Member of the Audit Committee, Compensation Committee (Chair) and Supervisory Committee	07/1994
Scott M. Weisenhoff(1)	52	Director	02/2003

(1)	Denotes a director designated by Philips (Philips Director) under the terms of the Governance Agreement (as described below).

(2)	Denotes an Independent Director (as defined below) under the terms of the Governance Agreement.

(3)	On October 26, 2006, our board of directors appointed Mr. Rusckowski as Non-Executive Chairman of our board of directors.

The composition of our board of directors is governed in part by the terms of a Governance Agreement dated May 22, 2000 that we entered into with Philips (Governance Agreement) in connection with the completion of Philips’ tender offer for a majority of our common stock. Under the terms of the Governance Agreement, we agreed to take any and all action necessary so that our board of directors consists of 11 persons, including:

•	two directors representing management, consisting of our Chief Executive Officer and one additional officer designated by our Chief Executive Officer (Management Directors);

•	six Philips Directors; and

•	three directors nominated by the Nominating Committee of our board of directors to serve as Independent Directors.

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

In addition, the number of directors that Philips is permitted to designate or nominate under the Governance Agreement, which is based upon Philips’ relative ownership of our equity securities having the right to vote generally in any election of our directors, is as follows:

Philips’ Beneficial Ownership	Number of
of Our Voting Stock	Philips Directors

More than 50%	6
36%-50%	4
27%-35%	3
18%-26%	2
5%-17%	1
Less than 5%	0

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

Other than the provisions of the Governance Agreement described above and under the caption “Governance Agreement” contained in Item 13, Certain Relationships and Related Transactions, and Director Independence, we do not know of any arrangements or understandings between any of the individuals listed above and any other person pursuant to which a director was or is to be selected as a director or nominee, other than any arrangements or understandings with our directors acting solely in their capacities as such.

Board Independence

Our board of directors has determined that, except for Messrs. Revetti, Rusckowski, Sebasky and Weisenhoff, all of its members are “independent” as defined under the listing standards of The NASDAQ Stock Market LLC. Each of Messrs. Revetti, Rusckowski, Sebasky and Weisenhoff are affiliated with our majority owner, Philips. Our board of directors believes that the NASDAQ independence requirements contained in the listing standards provide the appropriate standard for assessing director independence and uses the requirements in assessing the independence of each of its members. In making its determination our board of directors did not consider any related party transactions that are not included in Item 13, Certain Relationships and Related Transactions, and Director Independence.

Identification of Executive Officers

The following table lists all of our executive officers as of July 31, 2007. Each of our executive officers will hold office until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

	Age on		Date Became an
Name	7/31/07	Position	Executive Officer

Howard S. Hoffmann	53	President and Chief Executive Officer	07/2004
Kathleen E. Donovan	47	Senior Vice President and Chief Financial Officer	06/2005
Mark Ivie	48	Senior Vice President and Chief Technology Officer	06/2005
R. Scott Bennett	47	Senior Vice President of Sales and Marketing	11/2005
Michael F. Clark	45	Senior Vice President of Operations	02/2005
James Brennan	60	Principal Accounting Officer, Controller and Vice President	11/2006
Mark R. Sullivan	36	General Counsel, Chief Compliance Officer and Secretary	09/2006

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

Business Experience of Current Directors and Current Executive Officers

Set forth below is biographical information, including business experience for the last five years, for our directors and executive officers.

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

Richard H. Stowe

Mr. Stowe has served as a member of our board of directors since December 1998 and currently serves as the Chairman of the Supervisory Committee and as a member of the Audit Committee, the Nominating Committee and the Compensation Committee. Mr. Stowe is currently a managing member of the general partner of Health Enterprise Partners, L.P., a private equity investment fund that he co-founded in 2005, and since 2000 he has served as a senior advisor to two related private equity investment funds. From 1999 to 2006, Mr. Stowe was a senior advisor to Capital Counsel, LLC, an investment management firm. From 1979 to 1998 he was a general partner of various private equity funds managed by Welsh, Carson, Anderson & Stowe, a private equity investment firm that was the largest shareholder of The MRC Group, Inc. (MRC), and, prior to our acquisition of MRC in 1998, he had served as a member of the board of directors of MRC and its predecessors since 1993. Since 1989 Mr. Stowe has been a member of the board of directors of HMS Holdings Corp. (HMS), a provider of a variety of cost-avoidance, coordination of benefits and program integrity services to government healthcare programs. Shares of HMS are publicly traded on the Nasdaq Global Select Market under the symbol “HMSY.”

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

Executive Officers

Howard S. Hoffmann — President and Chief Executive Officer

Mr. Hoffmann has served as our Chief Executive Officer since July 2004 and as our President since June 2007. Mr. Hoffmann joined Nightingale, a management consulting company specializing in turnarounds and crisis management, in May 1990 and became a Member of Nightingale in February 1997. He has been the Managing Partner of Nightingale since January 2001. We have currently engaged Nightingale for Mr. Hoffmann’s services. See Item 11, Executive Compensation, for a description of our agreement with Nightingale for Mr. Hoffmann’s services. Prior to joining us, Mr. Hoffmann led numerous consulting engagements serving as an advisor to boards of directors, management or creditors as well as serving in various interim executive management positions. Immediately prior to being engaged by us, Mr. Hoffmann served as an advisor to management of a nationwide health club chain from June 2004 to July 2004. He served as interim Chief Executive Officer of Global Knowledge Network, a global provider of technology training solutions from May 2003 to October 2003 after having led a consulting engagement for the same company commencing in August 2002. Mr. Hoffmann has also served as Chief Restructuring Officer of Vision Twenty-One, Inc., a Florida-based integrated eye care company, and as interim Chief Financial Officer and Chief Operating Officer of Soft Sheen Products, Inc., a consumer products company. Mr. Hoffmann currently serves as a director of two privately-held companies — Block Vision, a managed vision care company, and Protocol Marketing Group, Inc., an integrated direct marketing company.

Kathleen E. Donovan — Senior Vice President and Chief Financial Officer

Ms. Donovan has served as our Senior Vice President and Chief Financial Officer since June 2005. Between August 1997 and June 2005, Ms. Donovan held a number of positions with Dendrite International, Inc., a technology company providing sales, marketing, clinical and compliance solutions to global pharmaceutical and other life sciences companies, most recently serving as that company’s Senior Vice President and Chief Financial Officer. Prior to her service in that capacity, Ms. Donovan also served as Dendrite’s Vice President and Treasurer between December 2001 and November 2002, its Chief Financial Officer — Americas Division between April 2001 and December 2001, its Vice President and Corporate Controller between January 1999 and March 2001, and its Director, Financial Operations between August 1997 and December 1998. Ms. Donovan serves on the board of directors of A-Life Medical, Inc., a technology company of which we own a minority interest.

Mark Ivie — Senior Vice President and Chief Technology Officer

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

R. Scott Bennett — Senior Vice President of Sales and Marketing

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

Michael F. Clark — Senior Vice President of Operations

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

James Brennan — Principal Accounting Officer, Controller and Vice President

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

Mark R. Sullivan — General Counsel, Chief Compliance Officer and Secretary

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

Committees of the Board of Directors

Our board of directors maintains the following four standing committees: Audit Committee; Compensation Committee; Nominating Committee and Supervisory Committee.

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

The Audit Committee is also responsible or approving or ratifying all related party transactions other than those between us and Philips. The Audit Committee is composed of N. John Simmons, Jr. (Chair), John H. Underwood and Richard H. Stowe, each of whom has been determined by our board of directors to meet the independence standards established by the SEC and The NASDAQ Stock Market LLC, and to be an Independent Director under the terms of the Governance Agreement. Our board of directors has determined that N. John Simmons, Jr. qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

While our board of directors is responsible for determining and approving the compensation for our executive officers in its sole discretion, including all individuals whose compensation is set forth in the “Summary Compensation Table” below, it frequently solicits the recommendations from the Compensation Committee regarding the following:

•	the corporate goals and objectives relevant to the compensation and the benefits of our Chief Executive Officer and our other executive officers;

•	the performance of these officers in light of those goals and objectives; and

•	the compensation of these officers based on such evaluations.

The Compensation Committee is composed of John H. Underwood (Chair), N. John Simmons, Jr. and Richard H. Stowe, each of whom has been determined by our board of directors to meet the independence standards established by The NASDAQ Stock Market LLC, and to be an Independent Director under the terms of the Governance Agreement.

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

Supervisory Committee

Pursuant to the Governance Agreement, the terms of which are described above and in Item 13, Certain Relationships and Related Transactions, and Director Independence, since 2000 our board of directors has maintained a Supervisory Committee, the responsibilities of which include the general oversight, administration, amendment and enforcement, of the Governance Agreement and all other material agreements or arrangements between Philips and us. The Supervisory Committee is composed of Richard H. Stowe (Chair), John H. Underwood and N. John Simmons, Jr., each of whom has been determined by our board of directors to meet the independence standards established by The NASDAQ Stock Market LLC, and to be an Independent Director under the terms of the Governance Agreement.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that each of our executive officers, directors and persons who beneficially own more than 10% of our common stock file with the SEC reports of ownership and changes in their ownership of our common stock. Our executive officers and directors and beneficial owners of greater than 10% of our common stock are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us, we believe that for the year ended December 31, 2006, all of our executive officers, directors and persons owning greater than 10% of our common stock complied with all Section 16(a) filing requirements applicable to them, except the former Chairman of our board of directors, Jouko Karvinen, who failed to timely file a Form 3 at the time he was appointed to our board of directors. Mr. Karvinen has since filed a Form 3.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy

We provide our executive officers, including our President and Chief Executive Officer (Mr. Hoffmann), our Chief Financial Officer (Ms. Donovan) and each of our next three most highly compensated executive officers who were serving as executive officers at December 31, 2006 (collectively, named executive officers), with incentives tied to the achievement of our corporate objectives. During the past few years, in making executive hiring and compensation decisions, we considered the risks associated with our ongoing litigation and governmental investigation matters, as well as our decision since June 2004 to not provide traditional equity-based long term incentives until we become current in our periodic filing obligations under the Exchange Act. We have not filed our Forms 10-Q for the first and second quarter of 2007. During the past few years, we experienced a significant turnover in our senior management. In light of all of these challenges, our board of directors established a total compensation philosophy and structure designed to accomplish the following objectives:

•	attract, retain and motivate executives who can thrive in a competitive environment of continuous change and who can achieve positive business results in light of the challenges that we have and continue to face;

•	provide our executives with a total compensation package that recognizes individual contributions, as well as overall business results; and

•	promote and reward the achievement of objectives that our board of directors and management believe will lead to long-term growth in shareholder value, including the resolution of our ongoing litigation and governmental investigation matters, as well as becoming current in our periodic filing obligations under the Exchange Act.

To achieve these objectives, we intend to maintain compensation arrangements that tie a substantial portion of our named executive officers’ overall compensation to the achievement of key strategic, operational and financial goals.

Setting Executive Compensation

Board of Directors, Compensation Committee and Management

While our board of directors is responsible for determining and approving the compensation of our named executive officers in its sole discretion, it frequently solicits the recommendations from the Compensation Committee regarding the following:

•	the corporate and individual goals and objectives relevant to the compensation of Nightingale for Mr. Hoffmann’s service to us as our President and Chief Executive Officer and the compensation and benefits of our other executive officers other than Mr. Hoffmann;

•	the evaluation of our corporate performance and the performance of our named executive officers in light of such goals and objectives; and

•	the compensation of our named executive officers, other than Mr. Hoffmann, based on such evaluations.

Our former President and our former Senior Vice President of Human Resources provided our board of directors with a review of the performance of our named executive officers, other than Mr. Hoffmann and our former President, in 2005 and made recommendations to our board of directors for final approval with respect to the 2006 compensation for those named executive officers. The 2006 compensation of our former President was determined and set by our board of directors in its sole discretion.

The 2006 compensation for Mr. Hoffmann’s services was based on an agreement between us and Nightingale, of which Mr. Hoffmann is the managing partner. The terms of the agreement with Nightingale were negotiated and approved by our board of directors and are described below under the caption “Compensation of our President and Chief Executive Officer.”

Following the departure of our former President in May 2007, Mr. Hoffmann and the Compensation Committee together will review the compensation and performance of our other named executive officers and make recommendations to our board of directors for final approval. Our board of directors currently is, and will continue to be, responsible for setting the compensation for Mr. Hoffmann’s services and evaluating his performance based on corporate goals and objectives.

Our named executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives with Mr. Hoffmann.

Benchmarking and Analysis of Market Compensation Data

In 2006, we retained Towers Perrin, a global compensation consulting firm, to provide competitive compensation data and general advice in the design of compensation programs for our entire organization including our named executive officers other than Mr. Hoffmann. Towers Perrin performed a market analysis of the compensation paid by comparable healthcare IT companies, which included companies with similar business characteristics including, but not limited to, revenues, headcount and geographic location, and provided our former President and our Vice President of Human Resources with an analysis of its findings and recommendations related to bonus structure, including our named executive officers other than Mr. Hoffmann. The Compensation Committee agreed with these recommendations and presented them to our board of directors, which subsequently approved them.

In 2007, we engaged Compensation Resources, a regional compensation consulting firm, to provide a market analysis of target bonus percentages for certain members of our senior management team including our Chief Technology Officer (Mr. Ivie). Based upon the results of that market analysis and our own internal review of target bonus percentages, an increase of target bonus percentages for certain members of our senior management team including Mr. Ivie was recommended to the Compensation Committee. The Compensation Committee agreed with these recommendations and presented them to our board of directors, which subsequently approved them.

Elements of Compensation

Our executive compensation program utilizes four primary elements to accomplish the objectives described above:

•	base salary;

•	annual cash incentives linked to corporate and individual performance;

•	long-term incentives in the form of equity awards or cash; and

•	benefits and perquisites.

We believe that we can meet the objectives of our executive compensation program by achieving a balance among these four elements that is competitive with our industry peers and creates appropriate incentives for our named executive officers. Actual compensation levels are a function of both corporate and individual performance as described under each compensation element below. In making compensation determinations, the Compensation Committee and our board of directors consider the competitiveness of compensation both in terms of individual pay elements and the aggregate compensation package.

Base Salary

We provide our named executive officers, other than Mr. Hoffmann, with base salary in the form of fixed cash compensation to compensate them for services rendered during the fiscal year. Consistent with our compensation philosophy, our board of directors believes that the current base salaries of our named executive officers, other than Mr. Hoffmann, are at levels competitive with similarly-sized public companies in the healthcare IT sector (Peer Companies) with additional consideration given to the challenges we have and continue to face.

The base salary of each of our named executive officers, other than Mr. Hoffmann, is reviewed for adjustment annually by our board of directors. Generally, in making a determination of whether to make base salary adjustments, our board of directors considers the following factors:

•	our success in meeting our strategic operational and financial goals;

•	our President and Chief Executive Officer’s assessment of such named executive officer’s individual performance;

•	length of service to us of such named executive officer;

•	changes in scope of responsibilities of such named executive officer; and

•	the base salaries of executive officers at Peer Companies possessing similar job titles.

In addition, our board of directors considers internal equity within our organization and, when reviewing the base salaries of our named executive officers, their current aggregate compensation from us.

2006 Base Salaries

Based upon the relatively recent hiring of our named executive officers, other than Mr. Hoffmann, and the challenges we continued to face in 2006, our former President and our former Senior Vice President of Human Resources recommended, and our board of directors subsequently determined, that the base salaries of each of our named executive officers, other than Mr. Hoffmann, who does not receive a base salary, would not be increased for 2006.

2007 Base Salaries

Based upon individual and corporate performance, as well as our named executive officers’ base salaries in comparison to similarly titled executive officers at Peer Companies, the Compensation Committee recommended, and our board of directors subsequently determined, that the base salary of each of our named executive officers, other than Mr. Hoffmann (who does not receive a base salary) and Mr. Ivie, would not be increased for 2007. Based upon certain individual achievements during 2006, the Compensation Committee recommended, and our board of directors subsequently determined, that the base salary of Mr. Ivie should be increased 2.7% to $231,000 for 2007.

The base salaries of each of our named executive officers other than Mr. Hoffmann (who does not receive a base salary) are set forth below in the “Summary Compensation Table.”

Annual Incentive Compensation

We believe that performance-based cash incentives play an essential role to motivate our executives to achieve defined annual goals. The objectives of our annual management incentive plans are to:

•	align the interests of executives and senior management with our strategic plan and critical performance goals;

•	motivate and reward achievement of specific, measurable annual individual and corporate performance objectives;

•	provide payouts commensurate with our performance;

•	provide competitive total compensation opportunities; and

•	enable us to attract, motivate and retain talented executive management.

2006 Management Incentive Plan

Participation; Eligibility.  Select key management level employees, including each of our named executive officers other than Mr. Hoffmann, were eligible to participate in our 2006 Management Incentive Plan (2006 Plan). Other criteria for participation included the following:

•	a participant must have received a performance rating of “solid performer” or better for 2006 to receive an incentive award; and

•	a participant must have been an active employee as of the award payout date to receive an incentive award.

Performance Period; Timing of Payment.  The 2006 Plan operated on a calendar year schedule. Incentive awards, if earned, would have been paid out within the first two and a half months of 2007.

Incentive Targets.  Each of our named executive officers, other than Mr. Hoffmann, was eligible to receive a target annual cash incentive award expressed as a percentage of his or her base salary for 2006 as set forth in his or her employment agreement (Target Incentive). The table below entitled “Grants of Plan Based Awards” (and, specifically, the information under the caption “Estimated Possible Payouts”) illustrates the threshold, target and maximum amounts of cash incentives that were potentially payable to our named executive officers, other than Mr. Hoffmann, with respect to 2006 performance under the 2006 Plan.

Performance Measures.  Payment of incentive awards were based on a combination of corporate and individual performance objectives which were established for each of our named executive officers, other than Mr. Hoffmann, during the first quarter of 2006 as a way to communicate our expectations and to maintain and unify our executives’ focus on key strategic objectives, as well as to measure performance. The objectives, which were both qualitative and quantitative, reflected our strategic priorities.

With the exception of our former President, whose employment agreement sets forth the criteria for determining the amount of his incentive award, and Mr. Hoffmann, who is not eligible to participate in the 2006 Plan, the amount of a named executive officer’s incentive award under the 2006 Plan was based on the following criteria:

•	70% upon the achievement of individual performance objectives; and

•	30% upon such executive’s overall 2006 performance as determined by the discretionary evaluation of our former President and our board of directors. This was a variable percentage and could have been increased or decreased based upon under or over achievement.

With respect to our former President, the determination of his annual cash incentive was based upon the following criteria set forth in his employment agreement:

•	75% upon achievement of our 2006 corporate performance objectives; and

•	25% upon achievement of specific strategic and tactical initiatives in 2006, as determined by our board of directors.

Corporate Performance Component

For 2006, the corporate performance objectives approved by our board of directors were operating income and net revenues. The degree to which these targets were achieved established the amount of cash available for distribution under the 2006 Plan. The following table shows the payouts (as a percent of target) for performance at different levels for 2006:

No incentive awards for a particular named executive officer other than Mr. Hoffmann would be earned, regardless of whether such particular named executive officer achieved his or her individual performance objectives, in the event performance was below either the operating income threshold of 95% of target or the net revenues threshold of 98% of target. Additionally, no payments in excess of 100% of a participant’s Target Incentive would be paid without prior approval of the Compensation Committee.

Individual Performance Component

The 2006 individual performance objectives for our named executive officers, other than Mr. Hoffmann and our former President, were set by our former President. The 2006 individual performance objectives for our former President were set by our board of directors. The goals, which are both qualitative and quantitative, reflected our strategic priorities in 2006.

Disclosure of Corporate and Individual Targets and Objectives

Other than as described above, the actual operating income and net revenues targets under the 2006 Plan and the individual performance objectives for each named executive officer, other than Mr. Hoffman, under the 2006 Plan were based on certain internal financial goals set in connection with our board of directors’ consideration and approval of our annual operating plan for 2006. These internal financial goals involve confidential strategic, commercial and financial information which, if disclosed, may result in competitive harm to us. However, we believe that the internal financial goals, although not guaranteed, were capable of being achieved if our named executive officers met or exceeded their individual objectives, if we performed according to our 2006 annual operating plan and if the assumptions in our 2006 annual operating plan proved correct.

2006 Incentive Award Calculation and Payments.  During the first quarter of 2007, both our corporate performance and the performance of each of our named executive officers, other than Mr. Hoffmann, were assessed against the specific goals established under the 2006 Plan. We did not meet the 2006 Plan targets for operating income and net revenues, and, therefore, no cash bonuses were earned or paid (regardless of individual performance) under the 2006 Plan. However, notwithstanding our failure to meet the 2006 Plan targets for operating income and net revenues, our board of directors awarded a discretionary cash incentive to each of our named executive officers, other than Mr. Hoffmann and our Senior Vice President of Sales and Marketing (Mr. Bennett), equal to 50% of each such named executive officer’s Target Incentive. Our employment agreement with Mr. Bennett guaranteed payment of 50% of his Target Incentive for 2006, regardless of our performance. Our board of directors awarded these cash incentives to (i) reward the achievement of individual objectives, (ii) recognize the efforts of our management team in light of the challenging circumstances facing our organization, and (iii) serve as a retention tool given the limitations placed upon us to award long-term equity incentives.

Nightingale continues to remain eligible for annual incentive compensation for 2006 related to Mr. Hoffmann’s services to us in accordance with the terms of our agreement with Nightingale as described below under the caption “Compensation of our President and Chief Executive Officer.”

2007 Management Incentive Plan

The Compensation Committee recommended, and our board of directors approved, our 2007 Management Incentive Plan (2007 Plan) in March 2007. Although we continue to use operating income and net revenues to measure corporate financial performance in 2007, the 2007 Plan varies significantly from the 2006 Plan in that the portion of the cash incentive under the 2007 Plan allocated for individual performance is not contingent upon the achievement of the operating income and net revenues targets established for 2007. Under the 2007 Plan, a named executive officer’s cash incentive award will be based upon the following criteria:

•	30% upon the achievement of such named executive officer’s 2007 individual performance objectives;

•	35% based upon a 2007 net revenues target; and

•	35% based upon an 2007 operating income target.

Individual performance objectives for 2007 were set in the same manner as they were set in 2006.

Target Incentives under the 2007 Plan remain unchanged for all of our named executive officers, other than Mr. Hoffmann, who does not participate in the 2007 Plan, and Mr. Ivie. Based upon the results of the analysis performed by Compensation Resources as discussed above and our own internal review of Target Incentives for certain members of our senior management, the Compensation Committee recommended, and our board of directors subsequently determined, that Mr. Ivie’s Target Incentive should be increased from 40% to 45%.

Other than as described above, the actual operating income and net revenues targets under the 2007 Plan and the individual performance objectives for each named executive officer, other than Mr. Hoffmann, under the 2007 Plan are based on certain internal financial goals set in connection with our board of directors’ consideration and approval of our annual operating plan for 2007. These internal financial goals involve confidential strategic, commercial and financial information which, if disclosed, may result in competitive harm to us. However, we believe that the internal financial goals, although not guaranteed, are capable of being achieved if our named executive officers meet or exceed their individual objectives, if we perform according to our 2007 annual operating plan and if the assumptions in our 2007 annual operating plan are proven correct.

Nightingale is eligible for incentive compensation for 2007 related to Mr. Hoffmann’s services to us in accordance with the terms of our agreement with Nightingale as described below under the caption “Compensation of our President and Chief Executive Officer.”

Discretionary Bonuses

Our employment agreement with our former President provided that he was eligible to receive an annual discretionary bonus of up to 50% of his base salary, payable at the discretion of our board of directors. This discretionary bonus would be in addition to any annual incentive award potentially payable under our Management Incentive Plan. Our board of directors determined that our former President would not receive any discretionary bonus for his service to us in 2006.

Sign-On Bonuses

Pursuant to the terms of her employment agreement, Ms. Donovan received $50,000 and $100,000 in June 2006 and June 2007, respectively, representing the portion of her sign-on bonus that became nonforfeitable during such calendar years. Our board of directors designed the staggered disbursement of Ms. Donovan’s sign-on bonus in order to incentivize her to remain with us through the second anniversary of her employment commencement date.

Long-Term Incentives

Equity-Based Incentives

As discussed earlier in this report, due to our inability to timely file periodic reports with the SEC and our continued failure to become current in our periodic reporting obligations with the SEC, we have not granted stock options since November 2003 nor have we permitted any outstanding stock options to be exercised since June 2004. We continue to believe, however, that equity compensation in the form of stock option grants may provide long-term upside to our named executive officers, and may align their interests with those of our shareholders and may serve as an effective retention device for executives. As a result, in connection with the recruitment of our named executive officers, other than Mr. Hoffmann and our former President, each such named executive officer has the right, pursuant to his or her employment agreement, to receive a grant of stock options to purchase shares of our common stock (Special Option Award) once we become current in our reporting obligations under the Exchange Act and our Form S-8 registration statement for our 2002 Option Plan complies with the requirements of the SEC, and provided in each case that the recipient is still an employee on the grant date. Each Special Option Award will have an exercise price equal to the fair market value of our common stock on the date of grant and will expire on the 10th anniversary of the date of grant. Additionally, each Special Option Award will vest in equal annual installments over five years, subject to the named executive officer’s continued employment with us through the applicable vesting date.

The following table sets forth the number of shares of our common stock subject to each named executive officer’s Special Option Award.

Number of Shares
Name	Subject to Award

Kathleen Donovan	80,000
R. Scott Bennett	60,000
Mark Ivie	60,000

Annual Long-Term Incentive Awards

In addition to the Special Option Award described above, our named executive officers, other than Mr. Hoffmann and our former President, are entitled to receive, upon attainment of certain performance objectives, annual long-term incentive awards (Annual LTIP Awards) in the form of either:

•	options to purchase shares of our common stock;

•	restricted shares of our common stock; or

•	cash through a long-term incentive program.

The following table sets forth the dollar value of the Annual LTIP Award each such named executive officer is eligible to receive as set forth in his or her respective employment agreement:

Dollar Value of
Name	LTIP Award ($)

Kathleen Donovan	60,000
R. Scott Bennett	120,000
Mark Ivie	60,000

Due to our inability to timely file periodic reports with the SEC and our continued failure to become current in our periodic reporting obligations with the SEC, we have not yet established a long-term incentive plan under which the Annual LTIP Awards will be granted. As such, no Annual LTIP Awards have been earned by or paid to the eligible named executive officers as of the date of this report. It is our intention to implement a formal long-term incentive plan and issue Annual LTIP Awards to our named executive officers, other than Mr. Hoffmann, prospectively, after we have become current in our periodic reporting obligations under the Exchange Act.

Under the terms of his employment agreement, our former President was eligible for annual grants of non-qualified stock options to purchase shares of our common stock with a target value of up to 100% of his base salary upon the achievement of certain pre-established annual financial and strategic initiatives proposed by management and approved by our board of directors. Our board of directors determined that such initiatives were not met and, as such, no award was earned for 2006.

Benefits and Perquisites

Benefits

We maintain broad-based benefits that are provided to all full-time employees, including health and dental insurance, life and disability insurance and our 401(k) plan. Certain of these benefits require employees to pay a portion of the premium. These benefits are offered to our named executive officers, other than Mr. Hoffmann and our former President, on the same basis as all other employees, except that we provide, and pay the premiums for, additional long term disability and life insurance coverage for those named executive officers. Mr. Hoffmann does not receive any of these benefits under the terms of our engagement with Nightingale. Our former President is no longer employed by us and therefore does not receive any of these benefits other than medical coverage as described below under “Separation Agreement with Mr. Lavelle.”

All full-time employees other than those who own 5% or more of our common stock are eligible to participate in our Employee Stock Purchase Plan. Our Employee Stock Purchase Plan provides that participants may authorize us to withhold up to 10% of their earnings (up to a maximum of $25,000) for the purchase of shares of our common stock. The purchase price of our common stock is determined by the Compensation Committee but shall not be less than 85% of the fair market value of our common stock on the date of purchase. Our board of directors indefinitely suspended participation in our Employee Stock Purchase Plan in June 2004.

Perquisites or Other Personal Benefits

With the exception of Mr. Hoffmann and our former President, our named executive officers are entitled to few perquisites or other personal benefits that are not otherwise available to all of our employees. In 2006, we provided premium payments for additional long term disability and life insurance coverage to our named executive officers other than Mr. Hoffmann.

Additional compensation provided to Nightingale for Mr. Hoffmann’s services (including certain travel and living expenses associated with his engagement by us) and our former President (including country club dues, automobile allowances and airline club memberships) are detailed below in our “Summary Compensation Table.”

These perquisites or other personal benefits represent a relatively modest portion of each named executive officer’s compensation. We do not anticipate any significant changes to the perquisites or other personal benefits levels of our named executive officers for 2007.

Compensation of our President and Chief Executive Officer

As a result of the events giving rise to the Review, our board of directors appointed Howard Hoffmann as our Chief Executive Officer in July 2004. Our board of directors based its decision to retain Mr. Hoffmann’s services based upon Mr. Hoffmann’s extensive financial, operational and managerial experience, including financial and operational restructurings, in a wide range of industries. In connection with his appointment, we entered into a letter agreement with Nightingale, dated as of July 29, 2004 and amended as of December 16, 2004, September 25, 2006 and January 8, 2007, pursuant to which Nightingale assigns the services of Mr. Hoffmann to us to serve as our Chief Executive Officer. With the departure of our former President in May 2007, our board of directors appointed Mr. Hoffmann to the additional position of President in June 2007. Mr. Hoffmann continues to serve as our President and Chief Executive Officer pursuant to the terms of our agreement with Nightingale, which expired on June 30, 2007. We are currently negotiating the terms of an extension of this agreement. Our board of directors is responsible for monitoring and reviewing the performance of Mr. Hoffmann on an ongoing basis.

In structuring Nightingale’s compensation for Mr. Hoffmann’s services, our board of directors attempted to align Nightingale’s interests with the successful implementation and achievement of our corporate objectives, including achieving corporate operational improvements and bringing current our required reporting obligations with the SEC. Based on this objective, the compensation for Mr. Hoffmann’s services consists of fixed monthly cash payments and cash bonuses payable upon our achievement of certain corporate operational improvements and us becoming current in our required reporting obligations with the SEC. Our board of directors believes that the amount of these fixed and contingent cash payments are appropriate and reasonable in light of Mr. Hoffmann’s experience and the challenges associated with his role as our President and Chief Executive Officer.

We currently pay to Nightingale the sum of $120,000 per month for Mr. Hoffmann’s service as our President and Chief Executive Officer. In addition, we reimburse Nightingale for any out-of-pocket expenses incurred by Mr. Hoffmann in the course of his service as our President and Chief Executive Officer. Examples of such out-of-pocket expenses include transportation, meals, lodging, telephone, specifically assignable secretarial and office assistance, and report production. Upon the completion of his service as our President and Chief Executive Officer, if we decide to retain Mr. Hoffmann services as a consultant, we will pay Nightingale $525 per hour for his services.

Nightingale may be entitled to receive a discretionary bonus payment of up to $240,000 in connection with Mr. Hoffmann’s service in 2006 as our Chief Executive Officer (2006 Discretionary Bonus). The determination of whether to pay all or a portion of the 2006 Discretionary Bonus will be at the sole discretion of a committee composed of the Non-Executive Chairman of our board of directors, the Chairman of the Audit Committee and the Chairman of the Compensation Committee and will not be a function of the attainment of any particular objectives. This committee will inform Nightingale of the amount, if any, of the 2006 Discretionary Bonus that is to be paid by the date that is 14 days following completion of the filing of our periodic filings covering the years 2003, 2004 and 2005 and the first three quarters of 2006 with the SEC.

Nightingale may be entitled to an additional performance related bonus payment of up to $480,000 in connection with Mr. Hoffmann’s service from January 1, 2007 through June 30, 2007 as our President and Chief Executive Officer (2007 First Half Performance Bonus). The amount, if any, of the 2007 First Half Performance Bonus that Nightingale may be entitled to receive will be based on the achievement of eight key strategic operational objectives that had been established by our board of directors and Nightingale. Each objective shall be weighted equally (i.e., 1/8 of the $480,000) and will be evaluated individually by our board of directors in determining the amount of the 2007 First Half Performance Bonus. These operational objectives involved confidential strategic, commercial and financial information which, if disclosed, may result in competitive harm to us.

Tax and Accounting Considerations Affecting Executive Compensation

We structure our compensation program in a manner that is consistent with our compensation philosophy and objectives. However, while it is the Compensation Committee and our board of directors’ general intention to design the components of our executive compensation program in a manner that is tax efficient for both us and our executives, there can be no assurance that the Compensation Committee or our board of directors will always approve compensation that is tax advantageous for us.

We endeavor to design our equity incentive awards conventionally, so that they are accounted for under standards governing equity-based arrangements and, more specifically, so that they are afforded fixed treatment under those standards.

Report of the Compensation Committee

We, the Compensation Committee of the Board of Directors of MedQuist Inc., have reviewed and discussed the “Compensation Discussion and Analysis” set forth above with management and, based on such review and discussions, we recommend to the board of directors that the “Compensation Discussion and Analysis” set forth above be included in this annual report on Form 10-K.

SUBMITTED BY THE COMPENSATION COMMITTEE
John H. Underwood, Chairman
N. John Simmons, Jr.
Richard H. Stowe

August 31, 2007

The foregoing Report of the Compensation Committee shall not be deemed to be incorporated by reference into any filing made by us under the Securities Act or the Exchange Act, notwithstanding any general statement contained in any such filing incorporating this report by reference, except to the extent we incorporate such report by specific reference.

Summary Compensation Table

The following table sets forth summary information concerning compensation of our named executive officers for the year ended December 31, 2006.

					Non-Equity
					Incentive Plan	All Other
Name and		Salary	Bonus		Compensation	Compensation	Total
Principal Position	Year	($)	($)(3)		($)	($)(6)	($)

Howard Hoffmann President and Chief Executive Officer	2006	—	—		—	1,909,273	1,909,273
Kathleen E. Donovan Senior Vice President and Chief Financial Officer	2006	375,000	134,375	(4)	—	5,132	514,507
Frank Lavelle(2) Former President	2006	500,000	125,000		—	30,617	655,617
R. Scott Bennett Senior Vice President of Sales and Marketing	2006	240,000	54,000	(5)	—	1,879	295,879
Mark Ivie Chief Technology Officer	2006	225,000	45,000		—	3,427	273,427

(1)	We named Mr. Hoffmann our Chief Executive Officer on July 30, 2004 and President on June 14, 2007.

(2)	Mr. Lavelle left our employment on May 14, 2007.

(3)	Except with regard to Ms. Donovan and Mr. Bennett, the amounts reported in this column represent bonuses awarded to each executive with respect to the executive’s performance during 2006 as determined in the discretion of our board of directors. Each bonus was paid in 2007.

(4)	$50,000 of the amount reported represents a portion of Ms. Donovan’s signing bonuses earned and paid during 2006 pursuant to her employment agreement. The remaining $84,375 represents a bonus awarded to

Ms. Donovan at the discretion of our board of directors related to her performance during 2006. This bonus was paid in 2007.

(5)	This amount represents the bonus paid to Mr. Bennett pursuant to his employment agreement for his performance during 2006.

(6)	The amounts reported in this column represent the following:

			Long Term
	Company	Group Life	Disability			Other
	Matching	Insurance	Insurance	Other		Contractual
Name and	401(k)	Premium Cost	Premium Cost	Perquisites		Payments
Principal Position	Contributions ($)	($)	($)	($)		($)(c)

Howard Hoffmann President and Chief Executive Officer	—	—	—	22,821	(a)	1,886,452	(d)
Kathleen E. Donovan Senior Vice President and Chief Financial Officer	2,734	959	1,439	—		—
Frank Lavelle Former President	5,500	1,213	1,684	22,220	(b)	—
R. Scott Bennett Senior Vice President of Sales and Marketing	—	751	1,128	—		—
Mark Ivie Chief Technology Officer	1,641	728	1,058	—		—

(a)	This amount consists of reimbursements paid to Nightingale for lodging expenses, mileage, toll and parking expenses, and certain other miscellaneous living expenses incurred by Mr. Hoffmann during his engagement as our Chief Executive Officer in 2006.

(b)	Mr. Lavelle’s other perquisites consist of automobile allowances, country club dues and airline club memberships.

(c)	For the year ended December 31, 2006, the amount shown as Other Contractual Payments made to Mr. Hoffmann consist of (i) payments of $1,870,000 to Nightingale, the primary purpose of which was to compensate Nightingale for Mr. Hoffmann’s services as our Chief Executive Officer and (ii) additional payments totaling $16,452 to Nightingale, which represents certain reimbursable business related expenses incurred by Mr. Hoffmann in his capacity as our Chief Executive Officer during 2006.

(d)	The amount shown does not include the 2006 Discretionary Bonus of up to $240,000 that Nightingale may be entitled to receive in connection with Mr. Hoffmann’s service in 2006 as our President and Chief Executive Officer, as described above under the heading “Compensation of our President and Chief Executive Officer,” as this amount is not yet calculable as of the filing of this report. The amount of the bonus that will be payable to Nightingale, if any, will be determined no later than 14 days following the filing of this report.

Grants of Plan-Based Awards

The following table sets forth each grant of an award made to each named executive officer for the year ended December 31, 2006.

	Estimated Possible Payouts Under
	Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under
	(1)(2)			Equity Incentive Plan Awards
	Threshold	Target	Maximum	Threshold	Target	Maximum
Name	($)	($)	($)	(#)	(#)	(#)

Howard Hoffmann	—	—	—	—	—	—
Kathleen E. Donovan	50,625	168,750	253,125	—	—	—
Frank Lavelle	75,000	250,000	375,000	—	—	—
R. Scott Bennett	32,400	108,000	162,000	—	—	—
Mark Ivie	27,000	90,000	135,000	—	—	—

(1)	This table does not include the Annual LTIP Awards for Ms. Donovan and Messrs. Bennett and Ivie discussed above in the “Compensation Discussion and Analysis” section. As discussed in that section, no awards were made with respect to the 2006 calendar year.

(2)	Includes the 2006 threshold, target and maximum payouts designated under the 2006 Plan discussed above in the “Compensation Discussion and Analysis” section. As discussed in that section, for a participant to receive his or her threshold annual incentive award, we had to achieve at least 95% of our operating income target and 98% of our net revenues target. We did not meet these minimum thresholds. Accordingly, no cash bonus was earned or paid under the 2006 Plan.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Other than our agreement with Nightingale, we have written employment agreements with each of our named executive officers that provide for the payment of base salary and for each named executive officer’s participation in bonus programs and employee benefit plans. Our agreement with Nightingale contains unique terms as a result of the nature of its engagement by us, all of which are discussed in detail above. In addition, each agreement other than our agreement with Nightingale specifies payments and benefits that would be due to such named executive officer upon the termination of his or her employment with us. See “Potential Payments Upon Termination or Change-In-Control” below, for additional information regarding amounts payable upon termination to each of our named executive officers other than Mr. Hoffmann.

Outstanding Equity Awards at Fiscal Year-End; Option Exercises and Stock Vested During Last Fiscal Year

None of our named executive officers have ever been granted options to purchase our common stock.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Potential Payments Upon Termination or Change-In-Control

The following is a discussion of payments and benefits that would be due to each of our named executive officers, other than Mr. Hoffmann and our former President, upon the termination of his or her employment with us. The amounts in the table below assume that each termination was effective as of December 29, 2006 (the last business day of 2006) and are merely illustrative of the impact of a hypothetical termination of each executive’s employment. The amounts to be payable upon an actual termination of employment can only be determined at the time of such termination based on the facts and circumstances then prevailing.

Pursuant to the terms of the agreement between us and Nightingale, Nightingale is not entitled to receive any additional payments for Mr. Hoffmann’s service to us upon termination of Mr. Hoffmann’s services to us or in the event we experience a change in control.

The actual payments made, or to be made, to Mr. Lavelle as a result of his resignation as our President, effective May 14, 2007, are described below under the caption “Separation Agreement with Mr. Lavelle.”

Severance Payments

Under the terms of their respective employment agreements, Ms. Donovan and Messrs. Bennett and Ivie will be entitled to the following severance payments in the event he or she is terminated “without cause” (as defined below): (1) continuation of the named executive officer’s then current base salary for a period of 12 months and (2) a payment equal to the average of the last three annual bonuses received by the named executive officer under our annual Management Incentive Plan (provided that, in the event the named executive officer has not been employed by us for at least three full years at the time of termination of employment, then the average of the last two years will apply, and in the event the named executive officer has not been employed by us for at least two full years at the time of termination, then the named executive officer’s target bonus would be paid).

In order to receive the severance payments described above, each named executive officer is required to execute and deliver a general release of claims against us.

As used in their respective employment agreements, the term “cause” means the occurrence of any of the following: (1) the named executive officer’s refusal, willful failure or inability to perform (other than due to illness or disability) his or her employment duties or to follow the lawful directives of his or her superiors; (2) misconduct or gross negligence by the named executive officer in the course of employment; (3) conduct of the named executive officer involving fraud, embezzlement, theft or dishonesty in the course of employment; (4) a conviction of or the entry of a plea of guilty or nolo contendere to a crime involving moral turpitude or that otherwise could reasonably be expected to have an adverse effect on our operations, condition or reputation; (5) a material breach by the named executive officer of any agreement with or fiduciary duty owed to us or (6) alcohol abuse or use of controlled drugs other than in accordance with a physician’s prescription.

Applicable Restrictive Covenants

Each of Ms. Donovan and Mr. Ivie are bound by certain non-competition and non-solicitation covenants which extend for a period of 18 months following termination of employment for any reason. Mr. Bennett is bound by substantially similar covenants for a period of 12 months following termination of employment for any reason.

Change of Control

Upon a “change of control” (as defined below), any unvested options granted to Ms. Donovan and Messrs. Bennett and Ivie pursuant to the Special Option Awards will become fully vested and will become exercisable by the named executive officer following the six-month anniversary of the change of control.

Because the Special Option Awards have not, as of the date of this filing, been granted, the value of the acceleration of these options is not currently estimatable, and therefore, is not included in the table below.

For purposes of their respective employment agreements, the term “change of control” will be deemed to have occurred upon the following: (1) a change within a 12-month period in the holders of more than 50% of our outstanding voting stock or (2) any other event deemed to constitute a “Change of Control” by our board of directors.

Assuming a termination “without cause” occurred on December 29, 2006 (the last business day of 2006), the payments to each of Ms. Donovan and Messrs. Bennett and Ivie had an estimated value of:

	Salary	Severance
	Continuation	Bonus	Total
Name	($)	($)(1)	($)

Kathleen E. Donovan	375,000	168,750	543,750
R. Scott Bennett	240,000	108,000	348,000
Mark Ivie	225,000	90,000	315,000

(1)	As of December 29, 2006, none of these named executive officers would have completed two full years of employment with us, therefore, their severance is calculated using their target annual bonus amount rather than an average of prior years’ bonuses actually paid.

Separation Agreement with Mr. Lavelle

We entered into a formal Separation and Release Agreement with Mr. Lavelle on June 28, 2007 (Separation Agreement). Pursuant to the terms of the Separation Agreement, Mr. Lavelle will be entitled to receive the following:

•	monthly payments for a period of 18 months following the termination date in an amount equal to the quotient obtained by dividing (x) the sum of (A) 1.5 times the base salary paid in the 12-month period preceding the termination date and (B) the total cash bonus paid in the 12-month period preceding the termination date, by (y) 18;

•	reimbursement for costs incurred in obtaining outplacement services, at a cost not to exceed $100,000; and

•	medical coverage following the date of termination until the earlier to occur of (i) the expiration of 18 months and (ii) the date on which Mr. Lavelle is eligible for coverage under a plan maintained by a new employer or a plan maintained by his spouse’s employer, at the level in effect on the date of his termination (or generally comparable coverage) for himself and, where applicable, his spouse and dependents, as the same may be changed by us from time to time for employees generally, as if Mr. Lavelle had continued in employment during such period.

The following table summarizes the payments Mr. Lavelle will be entitled to receive pursuant to the terms of the Separation Agreement.

	Payment Amount

Severance Payment	$875,000
Outplacement Services	$100,000	(1)
Medical (including dental and vision)	$10,142	(2)

(1)	Represents the maximum amount that we are obligated to reimburse Mr. Lavelle for expenses incurred in obtaining outplacement services.

(2)	This amount represents our portion of the premium payments for 18 months of medical coverage (includes dental and vision).

In addition, the Separation Agreement provides that Mr. Lavelle will be bound by the non-competition and non-solicitation covenants set forth in his employment agreement for a period of 18 months following his termination of employment. The Separation Agreement also provides that Mr. Lavelle releases us from claims arising or occurring on or prior to the date of the Separation Agreement.

Director Compensation

Philips Directors and Management Directors (as described in Item 10, Directors and Executive Officers of the Registrant — Identification of Directors above and in Item 13, Certain Relationships and Related Transactions, and Director Independence — Governance Agreement below) do not receive any compensation for their service on our board of directors. Independent Directors (as described in Item 10, Directors and Executive Officers of the Registrant — Identification of Directors above and in Item 13, Certain Relationships and Related Transactions, and Director Independence — Governance Agreement below) are entitled to compensation for their service on our board of directors and on any committees of our board of directors. All directors are reimbursed for all reasonable expenses incurred by them in connection with their service on our board of directors.

Our Independent Directors receive the following annual compensation:

•	Pursuant to our board of directors Deferred Compensation Plan, the right to receive common stock having a fair market value of $50,000, determined as of the date of grant (January 1 of each year), at the time such Independent Director ceases to serve on our board (Deferred Stock Awards). Prior to the time of issuance, the Independent Director has no rights with respect to the shares of common stock subject to the award; and

•	$25,000 in cash to cover all meetings, with committee chairs receiving an additional $2,000 in cash and the chair of the Audit Committee receiving and an additional $5,000 in cash.

Our board of directors postponed the granting of Deferred Stock Awards for 2006 and 2005 until such time as we become current in our periodic reporting obligations with the SEC. Upon us becoming current in our periodic reporting obligations with the SEC, we will grant the postponed deferred compensation awards based on the then current price of our common stock. The cash component of the independent directors’ compensation was paid for service in 2005 and 2006.

The following table sets forth certain information regarding the compensation of our Independent Directors in 2006:

	Fees Earned	Deferred Stock
	or Paid in	Awards	Total
Name(1)	Cash ($)	($)(2)	($)

N. John Simmons, Jr.	30,000	50,000	80,000
Richard H. Stowe	27,000	50,000	77,000
John H. Underwood	27,000	50,000	77,000

(1)	All directors other than Messrs. Simmons, Stowe and Underwood are Philips Directors and, as such, do not receive any compensation for their service on our board of directors. However, all Philips Directors are reimbursed for all reasonable expenses incurred by them in connection with their service on our board of directors.

(2)	The amounts listed in this column represent the dollar value of the Deferred Stock Awards each Independent Director was entitled to receive on January 1, 2006; however, our board of directors postponed the granting of Deferred Stock Awards for 2006 until such time as we become current in our periodic reporting obligations. Upon us becoming current in our periodic reporting obligations with the SEC we will grant the postponed deferred compensation awards based on the then current market price of our common stock.

Committee Interlocks and Insider Participation

John H. Underwood, N. John Simmons, Jr. and Richard H. Stowe served as members of the Compensation Committee during 2006. None of Messrs. Underwood, Simmons, Jr. or Stowe has served as one of our executives. There are no compensation committee interlocks between us and any other entity involving our or such entity’s executive officers or board members.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Principal Holders of Voting Securities

The following table sets forth information regarding the beneficial ownership of our common stock as of July 31, 2007, for:

•	each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The percentages of shares outstanding provided in the table below are based on 37,483,723 shares of common stock outstanding as of July 31, 2007. Beneficial ownership is determined in accordance with SEC rules and regulations and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table below has sole voting and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options that are exercisable within 60 days of July 31, 2007 are considered to be outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of our directors and executive officers is c/o MedQuist Inc., 1000 Bishops Gate Blvd., Suite 300, Mount Laurel, New Jersey, 08054.

	Shares Beneficially Owned
			Percentage of
Name of Beneficial Owner	Number of Shares		Class

Koninklijke Philips Electronics N.V.	26,085,086		69.6%
Rembrandt Tower
Amstelplein 1 1096 HA Amsterdam, the Netherlands
Newcastle Partners, L.P	2,679,974	(1)	7.1%
300 Crescent Court,
Suite 1110
Dallas, Texas 75201
Clement Revetti, Jr.	26,085,086	(2)	69.6%
Stephen H. Rusckowski	26,085,086	(2)	69.6%
Gregory M. Sebasky	26,085,086	(2)	69.6%
N. John Simmons, Jr.	—		—
Richard H. Stowe	31,644	(3)	*
John H. Underwood	37,930	(4)	*
Scott M. Weisenhoff	26,085,086	(2)	69.6%
Howard S. Hoffmann	—		—
Frank W. Lavelle	—	(5)	—
Kathleen E. Donovan	—		—
Scott Bennett	—		—
Mark Ivie	—		—
All directors and executive officers as a group (14 persons)(3)(4)(6)	26,183,961		69.7%

*	Less than 1%.

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

(2)	According to a Schedule 13D/A filed with the SEC on July 6, 2007. Each Philips Director has disclaimed beneficial ownership of such shares.

(3)	Includes options to purchase 6,529 shares of our common stock held by Mr. Stowe that may be exercised within 60 days of July 31, 2007, options to purchase 15,000 shares of our common stock held by Monashee Associates LLC, an entity controlled by Mr. Stowe, and 4,903 shares of our common stock to be issued to Mr. Stowe pursuant to the Board Deferred Stock Plan.

(4)	Includes options to purchase 33,124 shares of our common stock held by Mr. Underwood that may be exercised within 60 days of July 31, 2007, 1,056 shares of our common stock indirectly owned in an Individual Retirement Account and 3,750 shares of our common stock to be issued to Mr. Underwood pursuant to the Board Deferred Stock Plan.

(5)	According to a Form 3 filed with the SEC on March 18, 2005. This is the most current information we have for this individual.

(6)	Includes our directors (Messrs. Revetti, Rusckowski, Sebasky, Simmons, Stowe, Underwood and Weisenhoff) and our executive officers (Ms. Donovan and Messrs. Hoffmann, Ivie, Bennett, Clark, Brennan and Sullivan). Includes options to purchase 27,200 and 2,000 shares of our common stock held by Mr. Clark and Mr. Sullivan, respectively, that may be exercised within 60 days of July 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2006, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	(A)	(B)	(C)
Number of
Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (A))

Plans Approved by Shareholders	2,149,916	$31.86	1,758,260	(1)
Plans Not Approved by Shareholders	—	—	—

Total	2,149,916	$31.86	1,758,260

(1)	This amount represents 1,133,050 shares of our common stock available for future issuance pursuant to stock options available for grant under our 2002 Equity Incentive Plan, 18,626 shares of our common stock available for future issuance pursuant to outstanding stock awards under our Board Deferred Stock Plan and 606,584 shares of our common stock available for future issuance pursuant to our Employee Stock Purchase Plan.

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

Number of Shares and Adjustment.  The aggregate number of shares which may presently be issued upon the exercise of options granted under our 2002 Stock Option Plan is 1,500,000 shares of our common stock. As of July 31, 2007, options to purchase 353,650 shares of our common stock were outstanding under our 2002 Stock Option Plan. The aggregate number and kind of shares issuable under our 2002 Stock Option Plan is subject to appropriate adjustment in the sole discretion of the Compensation Committee to reflect changes in the number of outstanding shares of our common stock by reason of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion, or other similar circumstances. Any shares of our common stock subject to options that terminate unexercised will be available for future grants under our 2002 Stock Option Plan.

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

Number of Options Outstanding.  As of July 31, 2007, options to purchase 1,634,744 shares of our common stock were outstanding under our 1992 Stock Option Plan.

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

Number of Options Outstanding.  As of July 31, 2007, options to purchase 86,240 shares of our common stock were outstanding under our Nonstatutory Stock Option Plan for Non-Employee Directors.

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

Number of Options Outstanding.  As of July 31, 2007, options to purchase 14,586 shares of our common stock were issued and outstanding under The MRC Group, Inc. 1992 Stock Option Plan.

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

Board of Directors Deferred Compensation Plan

2006 Compensation

Commencing on January 1, 2005, our Independent Directors receive the following annual compensation:

•	deferred compensation in the form of common stock having a fair market value of $50,000 on the date of grant; and

•	$25,000 in cash to cover all meetings, with committee chairs receiving an additional $2,000 in cash and the chair of the Audit Committee receiving and additional $5,000 in cash.

Our board of directors postponed the granting of the deferred compensation awards for 2005 and 2006 until such time as we become current in our periodic reporting obligations with the SEC. Upon us becoming current in our periodic reporting obligations with the SEC, we will grant the postponed deferred compensation awards based on the then current market price of our common stock. The cash component of the independent directors’ compensation was paid in 2005 and 2006.

401(k) Plan

We maintain a tax-qualified retirement plan named the MedQuist 401(k) Plan (401(k) Plan) that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Our 401(k) Plan allows eligible employees to contribute up to 25% of their annual eligible compensation on a pre-tax basis, subject to applicable Code limits. Elective deferral contributions are allocated to each participant’s account according to their investment selection(s). Employee elective deferrals are 100% vested at all times. We have historically matched, in cash, 50% of a participant’s elective deferral contributions, up to 5% of the participant’s total annual eligible compensation. Beginning in April 2007, matching contributions are now based upon our operating results in the discretion of our executive officers. Matching contributions are 33% vested after one year of service, 67% vested after two years of service and 100% vested after three years of service. Our 401(k) Plan and its related trust are intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to our 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from our 401(k) Plan, and all contributions are deductible by us when made.

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

2007 Management Incentive Plan

Under our 2007 Management Incentive Plan, all management level employees with influence on our financial results other than Mr. Hoffmann have the opportunity to earn an annual bonus in the event that we and/or such employee attain pre-established bonus plan target objectives. For those eligible employees who commenced employment with us during the first six months of 2007, the bonus payment will be calculated on a pro rata basis. Management-level employees hired on or after July 1, 2007 are not eligible to participate in our 2007 Management Incentive Plan. Bonuses pursuant to our 2007 Management Incentive Plan will be paid in a lump sum amount in 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Majority Shareholder

On July 6, 2000, Philips completed a tender offer in which Philips acquired approximately 60% of our outstanding common stock. Subsequent to the completion of that tender offer, Philips increased its ownership position and currently owns approximately 69.6% of our outstanding common stock. As a result of Philips’ ownership position, we would be considered to be a “Controlled Company” if we were listed on an exchange, such as The NASDAQ Stock Market LLC.

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

In addition, the number of directors that Philips is permitted to designate or nominate under the Governance Agreement, which is based upon Philips’ relative ownership of our equity securities having the right to vote generally in any election of our directors, is as follows:

Philips’ Beneficial Ownership	Number of
of Our Voting Stock	Philips Directors

More than 50%	6
36%-50%	4
27%-35%	3
18%-26%	2
5%-17%	1
Less than 5%	0

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

Nightingale

On July 30, 2004, our board of directors appointed Howard S. Hoffmann to serve as our Chief Executive Officer. On June 14, 2007, our board of directors appointed Mr. Hoffmann as our President. In connection with his appointment, we entered into a letter agreement with Nightingale, dated as of July 29, 2004 and amended as of December 16, 2004, September 25, 2006 and January 8, 2007, pursuant to which Nightingale assigns the services of Mr. Hoffmann to us to serve as our President and Chief Executive Officer. Mr. Hoffmann serves as the Managing Partner of Nightingale. Mr. Hoffmann continues to serve as our President and Chief Executive Officer pursuant to the terms of the agreement, which expired on June 30, 2007. We are currently negotiating the terms of an extension of this agreement. We currently pay to Nightingale the sum of $120,000 per month for Mr. Hoffmann’s service as our President and Chief Executive Officer. In addition, we reimburse Nightingale for any out-of-pocket expenses incurred by Mr. Hoffmann in the course of his service as our President and Chief Executive Officer. Examples of such out-of-pocket expenses include transportation, meals, lodging, telephone, specifically assignable secretarial and office assistance, and report production. Upon the completion of his service as our President and Chief Executive Officer, we will pay Nightingale $525 per hour for Mr. Hoffmann’s services as a consultant.

Our letter agreement with Nightingale also permits us to engage personnel employed by Nightingale in addition to Mr. Hoffmann to provide consulting services to us from time to time. Pursuant to this arrangement, we incurred the following costs (dollars in thousands):

Six Months Ended	Year Ended
June 30, 2007	December 31, 2006

$563	$976

Indemnification Agreements

On July 3, 2007, we entered into indemnification agreements with each of Richard H. Stowe and John H. Underwood. Each indemnification agreement is substantially similar to the indemnification agreement we entered into on July 15, 2005 with N. John Simmons, Jr. (Simmons Indemnification Agreement) and provides, among other things, that to the extent permitted by New Jersey law, we will indemnify the director against all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in conjunction with any suit in which he is a party or otherwise involved as a result of his service as a member of our board of directors.

On August 23, 2007, we entered into indemnification agreements with Ms. Donovan and Messrs. Hoffmann, Brennan, Sullivan, Ivie, Clark and Bennett. Each indemnification agreement is substantially similar to the Simmons Indemnification Agreement and provides, among other things, that to the extent permitted by New Jersey law, we will indemnify the executive officer against all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in conjunction with any suit in which he or she is a party or otherwise involved as a result of his or her service as an executive officer.

Licensing Agreement

In connection with Philips’ tender offer, we entered into a Licensing Agreement with PSRS on May 22, 2000 (Licensing Agreement). The Licensing Agreement was subsequently amended by the parties as of January 1, 2002, February 23, 2003, August 10, 2003, September 1, 2004, December 30, 2005 and February 13, 2007.

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

Six Months Ended	Year Ended
June 30, 2007	December 31, 2006

$1,102	$2,393

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

In connection with the OEM Supply Agreement, we incurred the following costs (dollars in thousands):

Six Months Ended	Year Ended
June 30, 2007	December 31, 2006

$301	$1,429

Equipment Sales

We purchase dictation related equipment from Philips. We incurred the following costs for such equipment (dollars in thousands):

Six Months Ended	Year Ended
June 30, 2007	December 31, 2006

$321	$878

Insurance Coverage through Philips

We obtain all of our business insurance coverage (other than workers’ compensation) through Philips. We incurred the following costs for business insurance coverage (dollars in thousands):

Six Months Ended	Year Ended
June 30, 2007	December 31, 2006

$1,454	$1,601

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

Six Months Ended	Year Ended
June 30, 2007	December 31, 2006

$40	$30

Purchases of Products and Implementation Services

From time to time Philips purchases certain products and implementation services from us. We have recorded net revenues from Philips in the following amounts pursuant to this arrangement (dollars in thousands):

Six Months Ended	Year Ended
June 30, 2007	December 31, 2006

$0	$26

Our Policies Regarding Related Party Transactions

Transactions with Philips

Pursuant to the Governance Agreement, our board of directors established the Supervisory Committee, which is responsible, among other things, for (i) the general oversight, administration, amendment and enforcement, on behalf of us, of the Governance Agreement and the Licensing Agreement, and (ii) the entry into, general oversight, administration, amendment and enforcement, on behalf of us, of any other agreements or arrangements between us or any of our subsidiaries, on the one hand, and Philips and any of its subsidiaries (as defined in the Governance Agreement) on the other hand, which would be required pursuant to Regulation S-K promulgated by the SEC to be disclosed in a registration statement filed under the Securities Act or in a proxy statement or other report filed under the Exchange Act. All transactions with Philips referenced above have been approved by the Supervisory Committee.

Transactions with Other Related Parties

In August 2007 our board of directors adopted a written policy which charges the Audit Committee with the responsibility of approving or ratifying all related party transactions other than those between us and Philips. According to the policy, a “related party transaction” is a transaction between us and any related party other than (i) transactions available to all of our employees generally, (ii) transactions involving less than $5,000 when aggregated with all similar transactions and (iii) transactions with Philips that are subject to the approval of the Supervisory Committee as described above. A “related party,” according to the policy, is any one of the following:

•	Any of our executive officers or directors;

•	Any shareholder owning more than 5% of our stock;

•	Any person who is an immediate family member of our executive officers or directors; or

•	Any entity in which any of the above has a substantial ownership interest or control.

To date the Audit Committee has not approved any related party transactions pursuant to the policy.

Item 14.	Principal Accountant Fees and Services

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

All services provided by KPMG LLP, our independent registered accounting firm, for the years ended December 31, 2006 and 2005 were preapproved by the Audit Committee.

Fees Paid to the Principal Accountant — 2006 and 2005

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2006 and 2005 by KPMG LLP (dollars in thousands):

Fees	2006	2005

Audit Fees(1)	$5,977	$1,014
Audit-Related Fees	—	—
Tax Fees(2)	254	240
All Other Fees	198	—

Total Fees	$6,429	$1,254

(1)	Audit Fees — represents aggregate fees paid or accrued for the audit of management’s assessment of, and the effective operation of, our internal control over financial reporting as required by Section 404, the audit of our annual financial statements and review of our interim financial statements, and fees for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Tax Fees — represents fees for all professional services rendered by our independent registered public accounting firm’s tax professionals, except those related to the audit of our financial statements, including tax compliance, tax advice and tax planning.

(3)	All Other Fees — represents fees for professional services rendered in connection with a potential acquisition.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1) Financial Statements. The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page F-1.

(2) Financial Statement Schedules. All financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits. See (b) below.

(b)	Exhibits:

No.	Description

3.1(1)	Certificate of Incorporation of MedQuist Inc. (as amended)
3.2(1)	By-Laws of MedQuist Inc. (as amended)
4.1(1)	Specimen Stock Certificate
10.1*(1)	The MRC Group, Inc. Amended and Restated 1992 Stock Option Plan
10.2*(1)	1992 Stock Option Plan of MedQuist Inc., as amended
10.3*(1)	Nonstatutory Stock Option Plan for Non-Employee Directors of MedQuist Inc.
10.4*(1)	MedQuist Inc. 2002 Stock Option Plan
10.5*(1)	Form of Award Agreement under the MedQuist Inc. 2002 Stock Option Plan
10.6*(1)	1996 Employee Stock Purchase Plan
10.7*(1)	MedQuist Inc. Executive Deferred Compensation Plan
10.8*(1)	Separation Agreement, dated as of December 10, 2004, between MedQuist Inc. and John W. Quaintance
10.9*(1)	Separation Agreement, dated as of December 20, 2004, between MedQuist Inc. and Ethan Cohen
10.10*(1)	Separation Agreement, dated as of October 24, 2005, between MedQuist Inc. and Terry Cameron
10.11*(1)	Separation Agreement, dated as of October 27, 2005, between MedQuist Inc. and James Weiland
10.12*(1)	Employment Agreement, dated as of February 9, 2005, between MedQuist Inc. and Adele Barbato
10.13*(1)	Separation Agreement and General Release dated June 28, 2007 by and between MedQuist Inc. and Frank Lavelle
10.14*(1)	Separation Agreement and General Release dated June 28, 2007 by and between MedQuist Inc. and Linda Reino
10.15*(1)	Relocation Letter Agreement, dated as of April 26, 2006, between MedQuist Inc. and Adele T. Barbato
10.16*(1)	Employment Agreement, dated as of February 24, 2005, between MedQuist Inc. and Frank Lavelle
10.16.1*(1)	Amendment to Employment Agreement, dated as of February 16, 2007, between MedQuist Inc. and Frank Lavelle
10.17*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Michael Clark
10.18*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Mark Sullivan
10.19*(1)	Employment Agreement, dated as of May 27, 2005, between MedQuist Inc. and Mark Ivie
10.20*(1)	Employment Agreement, dated as of June 2, 2005, between MedQuist Inc. and Kathleen Donovan
10.21*(1)	Employment Agreement, dated as of October 26, 2005, between MedQuist Inc. and R. Scott Bennett
10.22*(1)	Employment Agreement, dated as of August 10, 2006, between MedQuist Inc. and Linda Reino
10.23*(1)	Letter Agreement, dated as of November 10, 2006, by and between MedQuist Inc. and James Brennan

No.	Description

10.24*(1)	Engagement Letter, dated as of July 30, 2004, between MedQuist Inc. and Nightingale & Associates, LLC
10.24.1*(1)	Amendment to Engagement Letter, dated as of January 7, 2005, between MedQuist Inc. and Nightingale & Associates, LLC
10.24.2*(1)	Amendment to Engagement Letter, dated as of September 25, 2006 between MedQuist Inc. and Nightingale & Associates, LLC
10.24.3*(1)	Amendment to Engagement Letter, dated as of January 8, 2007, between MedQuist Inc. and Nightingale & Associates, LLC
10.25(1)	Governance Agreement, dated as of May 22, 2000, between MedQuist Inc. and Koninklijke Philips Electronics N.V.
10.26(1)	Licensing Agreement, dated as of May 22, 2000, between MedQuist Inc. and Philips Speech Processing GmbH
10.26.1(1)	Amendment No. 1 to Licensing Agreement, dated as of January 1, 2002, between MedQuist Inc. and Philips Speech Processing GmbH
10.26.2#(1)	Amendment No. 2 to Licensing Agreement, dated as of December 10, 2002, between MedQuist Inc. and Philips Speech Processing GmbH
10.26.3#(1)	Amendment No. 3 to Licensing Agreement, dated as of August 10, 2003, between MedQuist Inc. and Philips Speech Processing GmbH
10.26.4#(1)	Amendment No. 4 to Licensing Agreement, dated as of September 1, 2004, between MedQuist Inc. and Philips Speech Processing GmbH
10.26.5#(1)	Amendment No. 5 to Licensing Agreement, dated as of December 30, 2005, between MedQuist Transcriptions, Ltd. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH
10.26.6#(1)	Amendment No. 6 to Licensing Agreement, dated as of February 13, 2007, between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH
10.27#(1)	OEM Supply Agreement, dated as of September 23, 2004, between MedQuist Inc. and Philips Speech Processing GmbH
10.28*(1)	Indemnification Agreement, dated as of July 15, 2005, between MedQuist Inc. and John Simmons
10.29(1)	Norcross, Georgia Office Lease Agreement dated as of September 6, 2002
10.30(1)	Mt. Laurel, New Jersey Office Lease Agreement dated as of June 17, 2003
10.31(1)	First Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of August 26, 2003
10.32(1)	Second Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003
10.33(1)	Third Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003
10.34(1)	Confirmation of Lease Term regarding Mt. Laurel, New Jersey Office Lease dated as of August 10, 2006
10.35(1)	Marietta, Georgia Office Lease Agreement dated as of September 6, 2002
10.36(1)	First Amendment to Marietta, Georgia Office Lease Agreement dated March 24, 2006
10.37.1(1)	Memorandum of Understanding dated March 23, 2007 by and among (i) MedQuist, Inc., Brian J. Kearns, David A. Cohen, John A. Donohoe, Ethan Cohen, John W. Quaintance, and Ronald F. Scarpone, and (ii) Greater Pennsylvania Carpenters Pension Fund
10.37.2(2)	Stipulation of Settlement dated March 23, 2007 by and among (i) MedQuist, Inc., Brian J. Kearns, David A. Cohen, John A. Donohoe, Ethan Cohen, John W. Quaintance, and Ronald F. Scarpone, and (ii) Greater Pennsylvania Carpenters Pension Fund
10.38*(1)	MedQuist Inc. Board of Directors Deferred Compensation Plan
10.39*(1)	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and John H. Underwood
10.40*(1)	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and Richard H. Stowe

No.	Description

10.41*(3)	Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers
21(1)	Subsidiaries of MedQuist Inc.
23	Consent of KPMG LLP
24	Power of Attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on July 5, 2007.

(2)	Incorporated by reference to our Current Report on Form 8-K/A filed on August 24, 2007.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on August 28, 2007.

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medquist Inc.

By:	/s/ Howard S. Hoffmann
Howard S. Hoffmann
President and Chief Executive Officer

Date: August 31, 2007

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

Signature	Capacity	Date

/s/ Howard S. Hoffmann Howard S. Hoffmann	President and Chief Executive Officer (Principal Executive Officer)	August 31, 2007

/s/ Kathleen E. Donovan Kathleen E. Donovan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 31, 2007

/s/ James Brennan James Brennan	Principal Accounting Officer, Controller and Vice President	August 31, 2007

/s/ Stephen H. Rusckowski Stephen H. Rusckowski	Non-Executive Chairman of the Board of Directors	August 31, 2007

/s/ Clement Revetti, Jr. Clement Revetti, Jr.	Director	August 31, 2007

/s/ Gregory M. Sebasky Gregory M. Sebasky	Director	August 31, 2007

/s/ N. John Simmons, Jr. N. John Simmons, Jr.	Director	August 31, 2007

/s/ Richard H. Stowe Richard H. Stowe	Director	August 31, 2007

Signature	Capacity	Date

/s/ John H. Underwood John H. Underwood	Director	August 31, 2007

/s/ Scott M. Weisenhoff Scott M. Weisenhoff	Director	August 31, 2007

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Statements of Operations — Years ended December 31, 2006, 2005 and 2004	F-5
Consolidated Balance Sheets — As of December 31, 2006 and 2005	F-6
Consolidated Statements of Cash Flows — Years ended December 31, 2006, 2005 and 2004	F-7
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income — Years ended December 31, 2006, 2005 and 2004	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule — Valuation and Qualifying Accounts — December 31, 2006, 2005 and 2004	F-37
Consent of KPMG LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer, pursuant to Section 906
Certification of Chief Financial Officer, pursuant to Section 906

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MedQuist Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting as of December 31, 2006 (Item 9A(b)), that MedQuist Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MedQuist Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:

Entity Level Controls

•	The Company did not have adequate procedures to ensure the timely communication of information that involves complex, non-recurring accounting and other matters that impact its financial reporting process. Specifically, the communication of information between senior management and accounting personnel was not adequate to ensure the timely and accurate accounting and reporting of such information in the Company’s consolidated financial statements.

•	The Company did not maintain a sufficient complement of accounting and finance personnel that were adequately trained and that possessed the appropriate level of knowledge in generally accepted accounting principles (GAAP) to properly account for complex accounting transactions.

•	The Company did not have sufficient processes, controls and management oversight to ensure that its books and records were appropriately maintained and that complex accounting transactions were effectively researched and recorded in accordance with GAAP. There was a lack of appropriate processes and controls within the financial close process, insufficient review of complex accounting transactions as well as inadequate training and expertise within the accounting and finance organization.

These material weaknesses resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected. These material weaknesses also contributed to the other material weakness identified below.

Revenue Recognition

•	The Company did not have adequate policies and procedures to ensure the proper recognition of post-contract customer support and related hardware, software and implementation services in accordance with GAAP. In addition, individuals responsible for recording such revenues in the Company’s consolidated financial statements did not fully comprehend the criteria for revenue recognition. This material weakness resulted in errors in calculating the proper amount of revenues to defer in the Company’s 2006 consolidated financial statements.

This material weakness resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MedQuist Inc. and subsidiaries as of December 31, 2006, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and other comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated August 31, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that MedQuist Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, MedQuist Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  KPMG LLP

Philadelphia, Pennsylvania
August 31, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MedQuist Inc.:

We have audited the accompanying consolidated balance sheets of MedQuist Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedQuist Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 3 and 14 to the consolidated financial statements, effective January 1, 2006, MedQuist Inc. and subsidiaries adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MedQuist Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 31, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
August 31, 2007

MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004

Net revenues	$358,091	$353,005	$451,894

Operating costs and expenses:
Cost of revenues	280,273	315,399	336,232
Selling, general and administrative	53,675	54,558	46,436
Research and development	13,219	9,784	10,539
Depreciation	11,802	17,099	18,521
Amortization of intangible assets	5,829	8,193	8,888
Cost of investigation and legal proceedings	13,001	34,127	10,253
Shareholder securities litigation settlement	—	7,750	—
Impairment charges	—	148	15,078
Restructuring charges	3,442	3,257	—

Total operating costs and expenses	381,241	450,315	445,947

Operating (loss) income	(23,150)	(97,310)	5,947
Equity in income of affiliated company	874	500	188
Interest income, net	7,628	5,940	1,840

(Loss) income before income taxes	(14,648)	(90,870)	7,975
Income tax provision	2,294	20,762	4,233

Net (loss) income	$(16,942)	$(111,632)	$3,742

Net (loss) income per share:
Basic	$(0.45)	$(2.98)	$0.10

Diluted	$(0.45)	$(2.98)	$0.10

Weighted average shares outstanding:
Basic	37,484	37,484	37,451

Diluted	37,484	37,484	37,636

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	As of December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$175,412	$178,271
Accounts receivable, net	54,778	71,761
Income tax receivable	1,772	21,708
Deferred income taxes	298	2,385
Other current assets	8,352	9,973

Total current assets	240,612	284,098
Property and equipment, net	20,969	23,961
Goodwill	124,826	123,849
Other intangible assets, net	45,448	51,278
Deferred income taxes	2,378	2,756
Other assets	6,906	7,249

Total assets	$441,139	$493,191

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,779	$10,046
Accrued expenses	28,812	37,401
Accrued compensation	15,558	21,073
Customer accommodation and quantification	24,777	46,878
Deferred revenue	15,202	18,039

Total current liabilities	95,128	133,437

Deferred income tax liability	18,034	15,482

Other non-current liabilities	458	3,052

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares; 37,484 and 37,484 shares issued and outstanding, respectively	235,080	232,963
Retained earnings	87,693	104,635
Deferred compensation	332	332
Accumulated other comprehensive income	4,414	3,290

Total shareholders’ equity	327,519	341,220

Total liabilities and shareholders’ equity	$441,139	$493,191

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Operating activities:
Net (loss) income	$(16,942)	$(111,632)	$3,742
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	17,631	25,292	27,409
Equity in (income) loss of affiliated company	(874)	(500)	(188)
Write-off and impairment of intangible assets	—	148	15,078
Deferred income tax provision (benefit)	5,225	36,655	(2,203)
Stock option expense	2,117	37	209
Stock based compensation — Board Members	—	—	54
Tax benefit from exercise of employee stock options	—	—	319
Provision for doubtful accounts	4,955	8,111	5,992
Asset writeoff charges	767	4,096	99
Changes in operating assets and liabilities excluding effects of acquisitions:
Accounts receivable	11,066	(2,749)	(4,253)
Income tax receivable	19,889	(15,981)	(1,824)
Other current assets	1,666	1,132	(3,041)
Other non-current assets	1,216	600	277
Accounts payable	92	(2,583)	(2,005)
Accrued expenses	(9,366)	16,799	5,327
Accrued compensation	(5,537)	527	30
Customer accommodation and quantification	(21,121)	37,176	931
Deferred revenue	(3,343)	(3,737)	1,140
Other non-current liabilities	(2,090)	(1,142)	409

Net cash provided by (used in) operating activities	5,351	(7,751)	47,502

Investing activities:
Purchase of property and equipment	(8,191)	(9,535)	(14,754)
Capitalized software	(58)	(638)	(22)

Net cash used in investing activities	(8,249)	(10,173)	(14,776)

Financing activities:
Repayment of debt	—	(25)	(29)
Proceeds from issuance of stock	—	—	216
Proceeds from exercise of stock options	—	—	814

Net cash (used in) provided by financing activities	—	(25)	1,001

Effect of exchange rate changes	39	1	72

Net (decrease) increase in cash and cash equivalents	(2,859)	(17,948)	33,799
Cash and cash equivalents — beginning of year	178,271	196,219	162,420

Cash and cash equivalents — end of year	$175,412	$178,271	$196,219

Supplemental cash flow information:
Cash paid for interest	$—	$—	$3

Cash (recovered) paid for income taxes	$(22,381)	$162	$9,609

Accommodation payments paid with credits	$980	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004

					Accumulated
					Other	Total
	Common Stock		Retained	Deferred	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Compensation	Income	Equity
	(In thousands)

Balance, January 1, 2004	37,259	$231,368	$212,525	$278	$3,321	$447,492
Comprehensive income:
Net income	—	—	3,742	—	—	3,742
Foreign currency translation adjustments	—	—	—	—	1,104	1,104

Total comprehensive income						4,846
Exercise of stock options, including tax benefit of $319	210	1,133	—	—	—	1,133
Employee stock compensation	—	209	—	—	—	209
Deferred compensation — stock grants	—	—	—	54	—	54
Issuance of common stock	15	216	—	—	—	216

Balance, December 31, 2004	37,484	232,926	216,267	332	4,425	453,950
Comprehensive income:
Net loss	—	—	(111,632)	—	—	(111,632)
Foreign currency translation adjustments	—	—	—	—	(1,135)	(1,135)

Total comprehensive loss						(112,767)
Employee stock compensation		37	—	—	—	37

Balance, December 31, 2005	37,484	232,963	104,635	332	3,290	341,220
		—	—	—	—	—
Comprehensive loss:
Net loss	—	—	(16,942)	—	—	(16,942)
Foreign currency translation adjustments	—	—	—	—	1,124	1,124

Total comprehensive loss						(15,818)
Stock-based compensation expense	—	2,117	—	—	—	2,117

Balance, December 31, 2006	37,484	$235,080	$87,693	$332	$4,414	$327,519

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

In November 2003, one of our employees raised allegations that we had engaged in improper billing practices. In response, our board of directors undertook an independent review of these allegations and engaged the law firm of Debevoise and Plimpton LLP, who in turn retained PricewaterhouseCoopers LLP, to assist in the review (Review). On March 16, 2004, we announced that we had delayed the filing of our 2003 annual report on Form 10-K pending completion of the Review. Subsequently, on March 25, 2004, we filed a Form 8-K detailing our determination that the Review would not be completed by the March 30, 2004 filing deadline for our 2003 Form 10-K. As a result of our noncompliance with the U.S. Securities and Exchange Commission’s (SEC) periodic disclosure requirements, our common stock was delisted from the NASDAQ National Market on June 16, 2004.

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

Disclosure of the findings of the Review, along with the delisting of our common stock, precipitated a number of governmental investigations and civil lawsuits. See Note 13.

3.	Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of MedQuist Inc. and its subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions in the Preparation of Consolidated Financial Statements

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, valuation of long-lived and intangible assets and goodwill, valuation allowances for receivables, inventories and deferred income taxes, revenue recognition, stock-based compensation and commitments and contingencies. Actual results could differ from those estimates.

Revenue Recognition

We follow revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, as amended by SAB 104. The majority of our revenues are derived from providing medical transcription services. Revenues for medical transcription services and medical records coding are recognized when the services are rendered. These services are based on contracted rates. The remainder of our revenues are derived from the sale of voice-capture and document management products including software, hardware and implementation, training and maintenance service related to these products.

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

If at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenues are deferred until the arrangement fee becomes due and payable by the customer. If at the outset of an arrangement we determine that collectibility is not probable, revenues are deferred until payment is received. Our license agreements typically do not provide for a right of return other than during the standard warranty period. If an arrangement allows for customer acceptance of the software or services, we defer revenues until the earlier of customer acceptance or when the acceptance rights lapse.

We separately market and sell hardware and software post contract customer support (PCS). PCS covers phone support, hardware parts and labor, software bug fixes and limited upgrades, if and when available. We do not commit to specific future software upgrades or releases. The contract period for PCS is generally one year. We recognize both hardware and software PCS on a straight line basis over the life of the underlying PCS contract. In some of our PCS contracts, we bill the customer prior to performing the services. As of December 31, 2006 and 2005, deferred PCS revenues of $12,235 and $13,895, respectively, are included in deferred revenues and $450 and $956, respectively, are included in non-current liabilities in the accompanying consolidated balance sheets.

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

Accounting for Consideration Given to a Customer

As a result of the Accommodation Analysis (which is described in Note 4), we offered financial accommodations to our customers. Pursuant to EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-9), consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s services and, therefore, should be characterized as a reduction of revenues when recognized in the vendor’s income statement. For the years ended December 31, 2006 and 2005, $10,402 and $57,678 was recorded as a reduction of revenues. See Note 4.

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

Services Provided by Independent Registered Public Accountant

Services provided by our independent registered public accounting firm are expensed as the services are provided and were $6,429, $1,254, and $1,171 for the years ended December 31, 2006, 2005 and 2004, respectively.

Restructuring Costs

A liability for restructuring costs associated with an exit or disposal activity is recognized and measured initially at fair value when the liability is incurred. We record a liability for severance costs when employees are notified that they are to be terminated and for future, non-cancellable operating lease costs when we vacate a facility.

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

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our statements of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. Management considers various sources of future taxable income including projected book earnings, the reversal of deferred tax liabilities, and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123 (revised 2004), Share-Based Payment, (Statement 123(R)), using the modified prospective transition method which requires application of Statement 123(R) on the date of adoption and, therefore, we have not retroactively adjusted results from periods prior to 2006. Under the modified prospective transition method, compensation costs associated with share-based awards recognized in 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value previously estimated in accordance with the provisions of FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123). Had we granted options in 2006, the compensation costs for those options would have been based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). In

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

March 2005, the SEC issued SAB 107 (SAB 107) which provided supplemental guidance related to Statement 123(R). We have applied the provisions of SAB 107 in our adoption of Statement 123(R).

Statement 123(R) requires companies to estimate the fair value of stock options on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service periods.

Stock-based compensation expense related to employee stock options recognized under Statement 123(R) for 2006 was $2,117 which was charged to selling, general and administrative expenses ($562), research and development expenses ($240) and cost of revenues ($1,315). Included in the $2,117 is $194 of expense related to options that will be issued to certain executive officers when we become current in our periodic reporting obligations with the SEC (see Note 4). As of December 31, 2006, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $1,517 which is expected to be recognized over a weighted-average period of 3.8 years.

Prior to the adoption of Statement 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees (APB 25), as allowed under Statement 123. Under the intrinsic value method, no compensation expense for employee stock options was recognized in our consolidated statements of operations because the exercise price of the stock options granted to employees was greater than or equal to the fair market value of the underlying stock at the date of grant.

The following table illustrates the pro forma effect on net (loss) income and per share amounts for 2005 and 2004 as if we had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation.

	Years Ended December 31,
	2005	2004

Net (loss) income	$(111,632)	$3,742
Add: Stock-based employee compensation expense included in reported net (loss) income	37	209
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(3,487)	(3,771)

Pro forma net (loss) income	$(115,082)	$180

Basic net (loss) income per share:
As reported	$(2.98)	$0.10
Pro forma	$(3.07)	$0.00
Diluted net (loss) income per share:
As reported	$(2.98)	$0.10
Pro forma	$(3.07)	$0.00

We did not grant any options for the years ended December 31, 2006, 2005 and 2004.

Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during each period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The table below reflects the basic and diluted net (loss) income per share for the years ended December 31:

	2006	2005	2004

Net (loss) income	$(16,942)	$(111,632)	$3,742

Weighted average shares outstanding:
Basic	37,484	37,484	37,451
Effect of dilutive stock	—	—	185

Diluted	37,484	37,484	37,636

Net (loss) income per share:
Basic	$(0.45)	$(2.98)	$0.10
Diluted	$(0.45)	$(2.98)	$0.10

The computation of diluted net (loss) income per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net (loss) income per share. During 2006 and 2005, we had a net loss; as a result, any assumed conversions would result in reducing the net loss per share and, therefore, are not included in the calculation. Shares having an anti-dilutive effect on net (loss) income per share and, therefore, excluded from the calculation of diluted net (loss) income per share, totaled 2,150 shares, 3,432 shares and 3,619 shares for the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising Costs

Advertising costs are expensed as incurred and for the years ended December 31, 2006, 2005 and 2004 were $1,903, $2,098 and $1,881, respectively.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Our cash management and investment policies dictate that cash equivalents be limited to investment grade, highly liquid securities. We place our temporary cash investments with high-credit rated, quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Consequently, our cash equivalents are subject to potential credit risk. As of December 31, 2006 and 2005, cash equivalents consisted of securities and obligations of the United States Treasury and money market investments. The carrying value of cash and cash equivalents approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The carrying value of accounts receivable approximates fair value. The allowance for doubtful accounts is our best estimate for losses inherent in our accounts receivable portfolio. The sales return and allowance reserve is our best estimate of sales credits that will be issued related to our accounts receivable portfolio. These allowances are used to state trade receivables at estimated net realizable value.

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

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Product revenues for sales to end-user customers and resellers is recognized upon passage of title if all other revenue recognition criteria have been met. End-user customers generally do not have a right of return. We provide certain of our resellers and distributors with limited rights of return of our products. We reduce revenues for rights to return our product based upon our historical experience and have included an estimate of such credits in our allowance for doubtful accounts.

Inventories

Inventories, which are primarily comprised of finished goods, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories in excess of anticipated future demand or for obsolete products are reserved. As of December 31, 2006 and 2005, the net inventory balances were $2,608 and $4,200, respectively, and are included in other current assets in the accompanying consolidated balance sheets.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment on December 1 of each year.

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

Capitalized software is reported at the lower of unamortized cost or net realizable value and is amortized over the product’s estimated economic life which is generally three years. As of December 31, 2006 and 2005, $485 and $689, respectively, of unamortized software development costs are included in other intangible assets in the accompanying consolidated balance sheets. For the years ended December 31, 2006, 2005 and 2004, software amortization expense was $262, $336 and $633, respectively.

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

Foreign Currency Translation

Our operating subsidiaries in the United Kingdom and Canada use the local currency as their functional currency. We translate the assets and liabilities of those entities into U.S. dollars using the month-end exchange rate. We translate revenues and expenses using the average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded in accumulated other comprehensive income within shareholders’ equity. Gains and losses from foreign currency transactions are included in net (loss) income and were not material for the years ended December 31, 2006, 2005 and 2004, respectively.

Business Enterprise Segments

We operate in one reportable operating segment which is medical transcription technology and services.

Concentration of Risk, Geographic Data and Enterprise-wide Disclosures

No single customer accounted for more than 10% of our net revenues in any period. There is no single geographic area of significant concentration other than the United States.

The following table summarizes the net revenues by the categories of our products and services as a percentage of our total net revenues.

	2006	2005	2004

Medical transcription	83.8%	79.5%	83.0%
Products and related services	4.6%	8.1%	7.1%
PCS	8.5%	9.3%	7.6%
Other	3.1%	3.1%	2.3%

Total	100.0%	100.0%	100.0%

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Other includes medical coding, application service provider and time and material revenues.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the accompanying consolidated balance sheets at carrying values which approximate fair value due to the short-term nature of these instruments and the variability of the respective interest rates where applicable.

Recent Accounting Pronouncements

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

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are still evaluating the adoption of FIN 48 and have not yet determined the impact, if any, on our consolidated financial statements.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 will require registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB 108 allows for a cumulative effect adjustment to beginning retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any impact on our consolidated financial statements.

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

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115 (Statement 159) which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The following balance sheet items are within the scope of Statement 159:

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

The goal of our customer accommodation was to reach a settlement with our AAMT Customers. However, the Accommodation Analysis for certain AAMT Customers did not result in positive accommodation outcomes. For certain other customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical AAMT line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006 we modified our customer accommodation to enable us to offer this group of AAMT Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit accommodation offers up to an additional $8,676 beyond amounts previously authorized. During 2006, this amount was adjusted by a net additional amount of $569 based on a refinement of the Accommodation Analysis, resulting in an aggregate amount of $9,245. In connection with the credit accommodation offers we recorded a reduction in revenues and corresponding increase in accrued expenses of $9,245 in 2006.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The following is a summary of the financial statement activity related to the customer accommodation and the Quantification which is included as a separate line item in the accompanying consolidated balance sheets as of December 31, 2006 and 2005:

	2006	2005

Beginning balance	$46,878	$9,702
Quantification	—	133
Customer accommodation	10,402	57,678
Payments and other adjustments	(31,523)	(20,635)
Credits	(980)	—

Ending balance	$24,777	$46,878

5.	Cost of Investigation and Legal Proceedings

For the years ended December 31, 2006, 2005 and 2004, we recorded a charge of $13,001, $34,127 and $10,253, respectively, for costs associated with the Review, Management’s Billing Assessment as well as defense and other costs associated with the SEC and U.S. Department of Justice (DOJ) investigations and civil litigation that we deemed to be unusual in nature. The following is a summary of the amounts recorded in the accompanying consolidated statements of operations:

	2006	2005	2004

Legal fees	$14,427	$20,858	$8,408
Other professional fees	4,787	9,789	471
Nightingale and Associates, LLC (Nightingale) services	3,005	3,207	1,371
Insurance recoveries and claims	(9,409)	—	—
Other	191	273	3

Total	$13,001	$34,127	$10,253

Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs. Insurance recoveries and claims represent insurance recoveries ($8,702) and insurance claims ($707). The insurance claims were recorded in other current assets in the accompanying consolidated balance sheet as of December 31, 2006 and payment related to these claims was received in the first quarter of 2007.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

6.  2005 Restructuring Plan

During 2005, we implemented a restructuring plan (2005 Plan) based on the implementation of a centralized national service delivery model. The plan involved the consolidation of operating facilities and a related reduction in workforce. The table below reflects the financial statement activity related to the 2005 Plan which is included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2006 and 2005:

		Non-Cancelable
	Total	Leases	Severance	Equipment

Initial charge	$3,257	$2,334	$704	$219
Usage	(1,207)	(641)	(347)	(219)

Balance as of December 31, 2005	2,050	1,693	357	—
Additional charge	3,442	1,653	1,447	342
Usage	(4,780)	(2,698)	(1,740)	(342)

Balance as of December 31, 2006	$712	$648	$64	$—

The 2005 Plan will be completed in 2007 for severance and 2009 for non-cancelable leases.

7.	Accounts Receivable

Accounts receivable consisted of the following as of December 31:

	2006	2005

Trade accounts receivable	$59,272	$76,150
Less: Allowance for doubtful accounts	(4,494)	(4,389)

Accounts receivable, net	$54,778	$71,761

8.	Property and Equipment

Property and equipment consisted of the following as of December 31:

	2006	2005

Computer equipment	$31,162	$36,640
Communication equipment	6,602	11,466
Software	16,802	13,067
Furniture and office equipment	1,586	2,165
Leasehold improvements	2,655	2,760

Total property and equipment	58,807	66,098
Less: accumulated depreciation	(37,838)	(42,137)

Property and equipment, net	$20,969	$23,961

During 2006, we recorded a write-off of $767 which was allocated between cost of revenues ($425) and restructuring charges related to the 2005 Plan ($342). In the fourth quarter of 2005, based upon an inventory of fixed assets, we recorded a write-off of $4,070 (original cost $29,116 less accumulated depreciation $25,046). This expense was allocated between cost of revenues ($3,851) and restructuring charges related to the 2005 Plan ($219). In addition, during 2005 approximately $50,832 in fully depreciated assets no longer in use were written off which had no impact on net loss.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

9.	Goodwill and Other Intangible Assets

Goodwill

In December 2004, we changed our organization structure from two reporting units (Services and Solutions) to one reporting unit. At that time, we tested the goodwill valuation of each reporting unit for impairment. Due to reduced sales and margins experienced in the Solutions reporting unit, expected operating profits and cash flows were forecast lower than previously anticipated. Accordingly, in December 2004, a goodwill impairment charge of $14,603 was recorded related to the Solutions reporting unit. The impairment charge is included in the separate line item in the accompanying consolidated statements of operations.

The following table reflects the financial statement activity related to the carrying amount of goodwill as of December 31, 2006 and 2005:

Balance as of January 1, 2005	$124,826
Foreign currency adjustments	(696)
Tax adjustment	(281)

Balance as of December 31, 2005	123,849
Foreign currency adjustments	977

Balance as of December 31, 2006	$124,826

The foreign currency adjustments reflect changes in the period-end currency rates of our foreign subsidiaries. The tax adjustment is due to book/tax differences related to two acquisitions in which tax goodwill exceeded the book value of the goodwill, resulting in a permanent favorable difference that reduces goodwill as it is recognized on our tax returns.

Other Intangible Assets

As of December 31, other intangible asset balances were:

	2006
		Accumulated	Net book
	Cost	Amortization	Value

Customer lists	$77,185	$(32,654)	$44,531
Noncompete agreements	4,559	(4,559)	—
Tradenames	5,325	(4,893)	432
Capitalized software	2,597	(2,112)	485

Total	$89,666	$(44,218)	$45,448

	2005
		Accumulated	Net book
	Cost	Amortization	Value

Customer lists	$77,185	$(27,920)	$49,265
Noncompete agreements	4,559	(4,095)	464
Tradenames	5,325	(4,465)	860
Capitalized software	2,539	(1,850)	689

Total	$89,608	$(38,330)	$51,278

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The estimated useful life and the weighted average remaining lives of the intangible assets as of December 31, 2006 are as follows:

	Estimated	Weighted Average
	Useful Life	Remaining Lives

Customer lists	10 - 20 years	11.5 years
Noncompete agreements	4 - 5 years	0 years
Tradenames	3 years	1.0 years
Capitalized software	3 years	2.2 years

As part of our acquisition of Lanier Healthcare, LLC (Lanier) in 2002, we acquired a tradename used on Lanier products. In December 2004, our plans to continue selling this product changed and we determined that the tradename would be disposed of before its previously established useful life. In accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), we compared the carrying value to its fair value. An impairment charge of $475 was recorded in December 2004 representing the excess of carrying value over fair value and is included in the separate line item in the accompanying consolidated statements of operations.

Estimated annual amortization expense for intangible assets is as follows:

2007	$5,368
2008	4,936
2009	4,725
2010	4,704
2011	4,568
Thereafter	21,147

Total	$45,448

10.	Contractual Obligations

Leases

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent and landlord incentives. Rental expense for operating leases for the years ended December 31, 2006, 2005 and 2004 was $4,089, $5,710 and $7,139, respectively. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2006 are:

	Total	Continuing	Restructuring

2007	$2,531	$2,001	$530
2008	1,467	1,388	79
2009	1,061	1,020	41
2010	874	874	—
2011 and thereafter	672	672	—

Total minimum lease payments	$6,605	$5,955	$650

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Other Contractual Obligations

The following summarizes our other contractual obligations as of December 31, 2006:

			Severance and Other
	Total	Purchase	Guaranteed Payments

2007	$8,470	$7,753	$717
2008	6,908	6,100	808
2009	6,100	6,100	—
2010	6,100	6,100	—
2011 and thereafter	1,685	1,685	—

Total	$29,263	$27,738	$1,525

Purchase obligations represent telecommunication contracts ($26,085), a software purchase ($1,046) and other recurring purchase obligations ($607). Severance and other guaranteed payments are comprised of severance payments ($1,425) and other guaranteed payments ($100).

As of December 31, 2006, we had agreements with certain of our senior management that provided for severance payments in the event these individuals were terminated without cause. The maximum cost exposure related to these agreements was $1,207 as of December 31, 2006.

11.	Investment in A-Life Medical, Inc. (A-Life)

We have an investment in A-Life, a privately held entity which provides advanced natural language processing technology for the medical industry. Our investment is recorded under the equity method of accounting since we owned 33.6% of A-Life’s outstanding voting shares as of December 31, 2006 and 2005. The table below reflects the financial statement activity related to A-Life as of December 31, 2006 and 2005 that is recorded in other assets in the accompanying consolidated balance sheets.

Balance as of January 1, 2005	$4,515
Share in income	500

Balance as of December 31, 2005	5,015
Share in income	874

Balance as of December 31, 2006	$5,889

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

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

12.	Accrued Expenses

Accrued expenses consisted of the following as of December 31:

	2006	2005

Professional services	$4,938	$11,294
Shareholder litigation settlement	7,750	7,750
Other	16,124	18,357

Total accrued expenses	$28,812	$37,401

No other individual accrued expense is in excess of 5% of total current liabilities.

13.	Commitments and Contingencies

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

The allegations contained in the Myers case are substantially similar to those contained in the Hoffmann and Force putative class actions and, as detailed above, the three actions have now been consolidated. A consolidated amended complaint was filed on January 31, 2006. In the consolidated amended complaint, the named plaintiffs assert claims for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and demand an accounting. On March 7, 2006 we filed a motion to dismiss all claims in the consolidated amended complaint. The motion was fully briefed and argued on August 7, 2006. The Court denied the motion on December 21, 2006. On January 19, 2007, we filed our answer denying the mutual allegations pleaded in the consolidated amended complaint. The parties are now proceeding with discovery. The deadline to complete pretrial fact discovery is October 30, 2007. No date has been set for a class certification hearing or trial. We believe that the claims asserted in the consolidated actions have no merit and intend to vigorously defend the suit.

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

We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of December 31, 2006 or 2005 related to these indemnification provisions.

We have insurance policies which provide coverage for certain of the matters related to the legal actions described herein. As of December 31, 2006, we have received insurance recoveries of $8,702 and have filed claims for an additional $707 both of which have been recorded as a reduction of our cost of investigation and legal proceedings in the accompanying consolidated statements of operations. The receivables for insurance claims were recorded in other current assets in the accompanying consolidated balance sheet as of December 31, 2006 and payment related to these claims was received in the first quarter of 2007. Subsequent to December 31, 2006, we received payment on the $707 claim noted above as well as additional insurance recoveries of $15,386.

14.	Stock Option Plans

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

In July 2004, our board of directors affirmed our June 2004 decision to indefinitely suspend the exercise and future grant of options under our stock option plans. Ten former executives separated from us in 2005 and 2004. Notwithstanding the suspension, to the extent such executives held options that were vested as of their resignation date, such options remain exercisable for the post-termination period, generally 90 days, commencing on the date that the suspension is lifted for the exercise of options. There are 580 shares that have qualified for this post-termination exercise period. A summary of these post-termination options as of December 31, 2006 is as follows:

	Options Exercisable
			Average
	Number of	Intrinsic	Exercise
Range of Exercise Prices	Shares	Value	Price

$ 2.71-$10.00	34	$280	$5.39
$10.01-$20.00	123	—	$15.59
$20.01-$70.00	423	—	$46.59

	580	$280

The extension of the life of the awards was recorded as a modification of the grants. Under APB 25, the modification created intrinsic value for vested stock if the market value of the stock on the date of termination

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

exceeded the exercise price. Therefore, these grants required an immediate recognition of the compensation expense with an offsetting credit to common stock. We recorded a charge of $0, $37 and $209 for the years ended December 31, 2006, 2005 and 2004, respectively.

Information with respect to our common stock options is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value

Outstanding, January 1, 2004	5,428	$29.42
Exercised	(210)	$3.87
Forefeited	(562)	$35.18
Canceled	(607)	$37.39

Outstanding, December 31, 2004	4,049	$28.76
Forefeited	(216)	$34.25
Canceled	(401)	$27.77

Outstanding, December 31, 2005	3,432	$28.18
Forefeited	(75)	$22.11
Canceled	(1,207)	$22.00

Outstanding, December 31, 2006	2,150	$31.86	4.1	$365

Exercisable, December 31, 2006	1,930	$32.92	3.9	$365

Options vested and expected to vest as of December 31, 2006	1,996	$32.57	3.9	$365

The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of 2006 and the option exercise price, multiplied by the number of in-the-money options.

A summary of outstanding and exercisable options as of December 31, 2006 is as follows:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(in years)	Price	of Shares	Price

$ 2.71-$10.00	46	2.3	$6.00	46	$6.00
$10.01-$20.00	553	4.8	$16.70	429	$16.49
$20.01-$30.00	851	4.4	$26.74	755	$26.43
$30.01-$40.00	194	3.1	$32.41	194	$32.41
$40.01-$70.00	506	3.2	$59.18	506	$59.18

	2,150	4.1	$31.86	1,930	$32.92

There were no options granted during 2006, 2005 and 2004. There were no shares exercised in 2006 and 2005. The total intrinsic value of options exercised in 2004 was $2,738. The total fair value of shares vested during 2006 was $1,923.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

As of December 31, 2006, there were 1,133 additional options available for grant under our stock option plans. When we become up to date in our reporting to the SEC, certain executive officers, in accordance with their employment agreements, will receive an aggregate of 200 options with an exercise price equal to the then market value of our common stock on the date of grant. In 2005, $78 is included in the pro forma stock-based compensation amount depicted in Note 3 related to these options. In 2006, $136 is included as selling, general and administrative expenses and $58 is included in research and development expenses in the accompanying consolidated statement of operations related to these options with the total of $194 included in common stock in the accompanying consolidated balance sheet as of December 31, 2006. Since the exercise price of these options is not yet known, the fair value of such awards will be remeasured as of each balance sheet date until such time as the exercise price is determined.

15.	Income Taxes

The sources of (loss) income before income taxes and the income tax provision for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

(Loss) income before income taxes:
Domestic	$(15,302)	$(93,021)	$6,394
Foreign	654	2,151	1,581

(Loss) income before income taxes	$(14,648)	$(90,870)	$7,975

Current income tax (benefit) provision:
Federal	$(3,615)	$(16,171)	$5,501
State and local	291	(151)	529
Foreign	393	429	406

Current income tax (benefit) provision	(2,931)	(15,893)	6,436
Deferred income tax provision (benefit):
Federal	4,825	28,702	(3,506)
State and local	(259)	7,830	(1,036)
Foreign	659	123	2,339

Deferred income tax provision (benefit)	5,225	36,655	(2,203)

Income tax provision	$2,294	$20,762	$4,233

The reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

Statutory federal income tax rate	35.0	35.0	35.0
State income taxes, net of federal tax effect	(2.5)	5.0	(3.9)
Valuation allowance	(40.4)	(62.5)	17.8
Impact of foreign operations	(1.1)	(0.5)	2.0
Adjustments to tax reserves	1.7	0.5	1.1
Permanent differences	(7.1)	(0.7)	1.8
Other	(1.3)	0.4	(0.7)

Effective income tax rate	(15.7)	(22.8)	53.1

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Deferred tax assets:
Foreign net operating loss carryforwards	$3,349	$3,022	$3,628
Domestic net operating loss carryforwards	18,492	2,687	101
Accounts receivable	1,846	1,964	2,040
Property and equipment	1,975	1,285	—
Intangibles	22,285	24,192	25,145
Employee compensation and benefit plans	1,250	2,136	1,799
Deferred compensation	446	954	1,332
Customer accommodation and quantification	6,374	18,485	3,832
Accruals and reserves	10,556	8,078	4,187
Other	2,113	1,761	1,851

Total gross deferred tax assets	68,686	64,564	43,915
Less: Valuation allowance	(64,601)	(58,039)	(1,476)

Total deferred tax assets	4,085	6,525	42,439
Deferred tax liabilities:
Property and equipment	—	—	(1,922)
Intangibles	(18,704)	(15,947)	(13,110)
Other	(739)	(919)	(903)

Total deferred tax liabilities	(19,443)	(16,866)	(15,935)

Net deferred tax (liability) asset	$(15,358)	$(10,341)	$26,504

As of December 31, 2006, we had federal net operating loss carry forwards of approximately $37,382 which will expire in 2026.

As of December 31, 2006 and 2005, we had state net operating loss carry forwards of approximately $115,632 and $60,378, respectively, which will expire between 2007 and 2026. In addition, we have foreign net operating loss carry forwards of approximately $16,369, which do not expire. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions.

In assessing the future realization of deferred taxes, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized based on projections of our future taxable earnings. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

During 2006, we increased our valuation allowance against our deferred income tax assets generated in foreign tax jurisdictions from $1,231 to $1,803 since management felt it was more likely than not that these deferred income tax assets would not be utilized.

In the fourth quarter of 2005, a valuation allowance of $56,808 was established against various domestic deferred income tax assets. After consideration of all evidence, both positive and negative, management concluded

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

that it was more likely than not that a majority of the domestic deferred income tax assets would not be realized. In 2006, we increased this valuation allowance to $62,798.

Domestic deferred income tax assets were recognized to the extent that objective positive evidence existed with respect to their future utilization. The objective positive evidence included the potential to carry back any losses generated by the deferred income tax assets in the future as well as income expected to be recognized due to the reversal of deferred income tax liabilities as of December 31, 2006. In analyzing deferred income tax liabilities as a source for potential income for purposes of recognizing deferred income tax assets, the deferred income tax liabilities related to excess book basis in goodwill over tax basis in goodwill were considered a source of future income for benefiting deferred income tax assets with indefinite lives only due to the indefinite life and uncertainty of reversal of these liabilities during the same period as the non-indefinite life deferred income tax assets.

16.	Employee Benefit Plans

401(k) Plan

We maintain a tax-qualified retirement plan named the MedQuist 401(k) Plan (401(k) Plan) that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Our 401(k) Plan allows eligible employees to contribute up to 25% of their annual eligible compensation on a pre-tax basis, subject to applicable Internal Revenue Code limits. Elective deferral contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directives. Employee elective deferrals are 100% vested at all times. We match 50% of each participant’s contribution, up to a maximum of 5% of each participant’s total annual eligible compensation. Matching contributions are 20% vested after two years of service, 40% after three years of service, 60% after four years of service and 100% vested after five years of service. A matching contribution was made on a per pay basis semi-monthly, using our common stock until April 2004. Subsequent to April 2004, our match was made in cash. The charge to operations for our matching contributions for the years ended December 31, 2006, 2005 and 2004 was $1,432, $1,380 and $1,511, respectively.

Employee Stock Purchase Plan

In 2003, all full-time employees except those who owned 5% or more of our common stock were eligible to participate in our Employee Stock Purchase Plan (ESPP). The ESPP provided that participants could authorize us to withhold up to 10% of their earnings for the purchase of shares of our common stock. The purchase price of the common stock was determined by the compensation committee of our board of directors, but could not be less than 85% of the fair market value of our common stock on the date of purchase. For the year ended December 31, 2004, the ESPP purchased from us 15 shares of common stock at a total purchase price of $216. Effective June 15, 2004, we suspended the ESPP indefinitely and no purchases have been made since the plan was suspended.

Executive Deferred Compensation Plan

We established the MedQuist Inc. Executive Deferred Compensation Plan (EDCP) in 2001. The EDCP, which is administered by the compensation committee of our board of directors, allowed certain members of management and highly compensated employees to defer a certain percentage of their income. Participants were permitted to defer compensation into an account in which proceeds were available either during or after termination of employment. The compensation committee authorized that certain contributions made to a retirement distribution account be matched with either shares of our common stock or cash. Participants were not entitled to receive matching contributions if they elected to make deferrals to an account into which proceeds are available during employment. Participants were able to defer up to 15% of their base salary (or such other maximum percentage as may be approved by the compensation committee) and 90% of their bonus (or such other maximum percentage as may be approved by the compensation committee). Distributions to a participant made pursuant to a retirement distribution account may be made to the participant upon the participant’s termination or attainment of age 65, as

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

elected by the participant in their enrollment agreement. Distributions to a participant made pursuant to an in-service distribution account may be made at the election of the participant in their enrollment agreement, subject to certain exceptions. The balances in the EDCP are not funded, but are segregated, and participants in the EDCP are our general creditors. All amounts deferred in the EDCP increase or decrease based on hypothetical investment results of the participant’s selected investment alternatives. However, EDCP distributions are paid out of our funds rather than from a dedicated investment portfolio. As of December 31, 2006 and 2005, the value of the assets held, managed and invested pursuant to the EDCP was $1,120 and $1,096, respectively, and is included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2006 and 2005, the corresponding deferred compensation liability reflecting amounts due to employees was $827 and $1,017, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets.

Effective January 1, 2005, the EDCP was suspended and no further contributions have been made.

Board of Directors Deferred Compensation Plan

Under our Board of Directors Deferred Compensation Plan (BDDCP) in effect through 2004, each independent director had the right to receive an annual grant of deferred compensation in the form of our common stock having a fair market value of $18 on the date of grant. Under the BDDCP, common stock will not be issued until the date a director leaves our board of directors. For purposes of valuing common stock granted under the plan, fair market value equaled the closing price of the common stock on the date of grant. Grants were automatically made on January 1 of each year. In addition to the deferred compensation discussed above, our independent directors each received $54 as the cash portion of their compensation for a two year period (2003 and 2004) for their services as independent directors.

Commencing on January 1, 2005, a portion of the compensation paid to our independent directors was deferred compensation in the form of common stock having a fair market value of $50 on the date of grant. Our board of directors postponed the granting of the deferred compensation awards for 2006 and 2005 until such time as we become up to date with our periodic reporting obligations with the SEC. As of December 31, 2006, 2005 and 2004, $332, $332 and $332, respectively, related to deferred compensation is included in the accompanying consolidated statements of shareholders’ equity and other comprehensive income.

17. Related-Party Transactions

From time to time, we enter into transactions in the normal course of business with related parties. The audit committee of our board of directors has been charged with the responsibility of approving or satisfying all related party transactions other than those between us and Philips.

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

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $26, $754 and $650 for the years ended December 31, 2006, 2005 and 2004, respectively.

Our consolidated balance sheets as of December 31, 2006 and 2005 reflect other current assets related to Philips of $0 and $1,786, respectively, and accrued expenses related to Philips of $2,030 and $987, respectively.

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the years ended December 31, 2006, 2005 and 2004. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Years Ended December 31,
	2006	2005	2004

PSRS licensing	$2,390	$1,216	$—
PSRS consulting	3	162	435
OEM agreement	1,429	1,521	1,851
Dictation equipment	878	1,238	720
Insurance	1,601	957	696
PENAC	30	54	50
Other	42	248	589

Total	$6,373	$5,396	$4,341

On July 29, 2004, we entered into an agreement with Nightingale under which Nightingale agreed to provide interim chief executive services to us. On July 30, 2004, our board of directors appointed Howard S. Hoffmann to serve as our Chief Executive Officer (CEO). In June 2004, our board of directors appointed Mr. Hoffmann to serve as our President. Mr. Hoffmann serves as the Managing Partner of Nightingale. Mr. Hoffmann continues to serve as our President and Chief Executive Officer pursuant to the terms of the agreement, which expired on June 30, 2007. We are currently negotiating the terms of an extension of this agreement. Our board of directors is responsible for monitoring and reviewing the performance of Mr. Hoffmann on an ongoing basis. Our agreement with Nightingale also permits us to engage additional personnel employed by Nightingale to provide consulting services to us from time to time.

For the years ended December 31, 2006, 2005 and 2004, we incurred charges of $3,005, $3,207 and $1,371, respectively, for Nightingale services. As of December 31, 2006 and 2005, accrued expenses included $548 and $487, respectively, for amounts due to Nightingale for services performed.

See Note 11 for a discussion of our agreements with A-Life.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

18.	Quarterly Data (unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2004
Net revenues	$116,789	$112,845	$112,605	$109,655

Net income (loss)	$7,239	$4,461	$3,450	$(11,408)

Net income (loss) per share:
Basic	$0.19	$0.12	$0.09	$(0.30)
Diluted	$0.19	$0.12	$0.09	$(0.30)
Weighted average shares outstanding:
Basic	37,387	37,473	37,484	37,484
Diluted	37,709	37,656	37,595	37,484

2005
Net revenues	$108,449	$103,364	$97,084	$44,108	(1)

Net loss	$(1,160)	$(3,248)	$(4,722)	$(102,502	)(2)

Net loss per share:
Basic	$(0.03)	$(0.09)	$(0.13)	$(2.73)
Diluted	$(0.03)	$(0.09)	$(0.13)	$(2.73)
Weighted average shares outstanding:
Basic	37,484	37,484	37,484	37,484
Diluted	37,484	37,484	37,484	37,484

2006
Net revenues	$96,014	$93,359	$82,096	$86,622

Net loss	$(8,471)	$(2,416)	$(2,104)	$(3,951)

Net loss per share:
Basic	$(0.23)	$(0.06)	$(0.06)	$(0.11)
Diluted	$(0.23)	$(0.06)	$(0.06)	$(0.11)
Weighted average shares outstanding:
Basic	37,484	37,484	37,484	37,484
Diluted	37,484	37,484	37,484	37,484

(1)	Reflects a reduction in net revenues related to the Accommodation Analysis of $51,939.

(2)	The fourth quarter 2005 net loss reflects the aforementioned reduction in net revenues as well as the establishment of a valuation allowance of $56,808 against various domestic deferred income tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that a majority of the domestic deferred income tax assets would not be realized.

MedQuist Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts
(In thousands)

Allowance for Doubtful Accounts and Returns

	Balance at	Charges to	Doubtful	Balance at
	Beginning	Revenues and	Accounts	End of
	of Period	and Expenses	Written Off	Period

December 31, 2004	$5,254	5,992	(6,603)	$4,643
December 31, 2005	$4,643	8,111	(8,365)	$4,389
December 31, 2006	$4,389	4,955	(4,850)	$4,494

Includes amounts written off to costs and expenses for bad debts of $552, $540, and ($519) for the years ended December 31, 2006, 2005 and 2004, respectively, and amounts charged to revenues for customer credits of $4,403, $7,571 and $6,511 for the years ended December 31, 2006, 2005 and 2004, respectively.

EXHIBIT INDEX

No.	Description

23	Consent of KPMG LLP
24	Power of Attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002