Form 10-Q
period 2007-03-31
MEDQUIST INC
filed 2007-10-04
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
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

The number of registrant’s shares of common stock, no par value, outstanding as of September 30, 2007 was 37,483,723.

MEDQUIST INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MedQuist Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006

Net revenues	$89,066	$96,014

Operating costs and expenses:
Cost of revenues	68,345	74,335
Selling, general and administrative	14,693	14,924
Research and development	3,442	3,201
Depreciation	2,539	2,891
Amortization of intangible assets	1,346	1,575
Cost of investigation and legal proceedings, net	1,741	7,537
Restructuring charges	256	1,212

Total operating costs and expenses	92,362	105,675

Operating loss	(3,296)	(9,661)
Equity in income of affiliated company	260	396
Interest income, net	2,102	1,797

Loss before income taxes	(934)	(7,468)
Income tax provision	952	1,003

Net loss	$(1,886)	$(8,471)

Net loss per share:
Basic	$(0.05)	$(0.23)

Diluted	$(0.05)	$(0.23)

Weighted average shares outstanding:
Basic	37,484	37,484

Diluted	37,484	37,484

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries

Consolidated Balance Sheets
Unaudited
(In thousands)

	March 31,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$173,409	$175,412
Accounts receivable, net of allowance of $4,495 and $4,494, respectively	53,024	54,778
Insurance receivable	3,326	707
Income tax receivable	1,863	1,772
Deferred income taxes	297	298
Other current assets	7,589	7,645

Total current assets	239,508	240,612
Property and equipment, net of accumulated depreciation of $39,981 and $37,838, respectively	20,414	20,969
Goodwill	124,886	124,826
Other intangible assets, net of accumulated amortization of $45,643 and $44,218, respectively	44,248	45,448
Deferred income taxes	2,375	2,378
Other assets	7,205	6,906

Total assets	$438,636	$441,139

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,537	$10,779
Accrued expenses	27,281	28,812
Accrued compensation	15,968	15,558
Customer accommodation and quantification	22,042	24,777
Deferred revenue	14,689	15,202

Total current liabilities	91,517	95,128
Deferred income tax liability	18,744	18,034
Other non-current liabilities	2,276	458

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares;
37,484 and 37,484 shares issued and outstanding, respectively	235,163	235,080
Retained earnings	86,196	87,693
Deferred compensation	332	332
Accumulated other comprehensive income	4,408	4,414

Total shareholders’ equity	326,099	327,519

Total liabilities and shareholders’ equity	$438,636	$441,139

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2007	2006

Operating activities:
Net loss	$(1,886)	$(8,471)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,885	4,466
Equity in income of affiliated company	(260)	(396)
Deferred income tax provision	710	1,671
Stock option expense	83	597
Provision for doubtful accounts	1,418	2,312
Asset writeoff charges	51	171
Changes in operating assets and liabilities:
Accounts receivable	(347)	5,391
Income tax receivable	(91)	(518)
Insurance receivable	(2,619)	—
Other current assets	58	(463)
Other non-current assets	(39)	1,072
Accounts payable	805	(73)
Accrued expenses	(1,337)	(6,401)
Accrued compensation	409	(822)
Customer accommodation and quantification	(2,046)	(9,528)
Deferred revenue	(628)	(105)
Other non-current liabilities	1,930	(1,054)

Net cash provided by (used in) operating activities	$96	$(12,151)

Investing activities:
Purchase of property and equipment	(1,889)	(2,360)
Capitalized software	(217)	(21)

Net cash used in investing activities	(2,106)	(2,381)

Effect of exchange rate changes	7	7

Net decrease in cash and cash equivalents	(2,003)	(14,525)

Cash and cash equivalents — beginning of period	175,412	178,271

Cash and cash equivalents — end of period	$173,409	$163,746

Supplemental cash flow information:
Cash paid (recovered) for income taxes	$93	$(143)

Accommodation payments paid with credits	$689	$—

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

1.	Description of Business

We are a provider of medical transcription technology and services which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in product development.

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

In response to our customers’ concern over the July 2004 Press Release, we made the decision to take action to try to avoid litigation and preserve and solidify our customer business relationships by offering a financial accommodation to our AAMT Customers. See Note 7.

Disclosure of the findings of the Review, along with the delisting of our common stock, precipitated a number of governmental investigations and civil lawsuits. See Note 11.

3.	Basis of Presentation

The consolidated financial statements included herein are unaudited and have been prepared by us pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations although we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information contained herein. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations. As permitted under U.S. generally accepted accounting principles, interim accounting for certain expenses is based upon full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon actual year to date income tax rates as permitted by Financial Accounting Standards Board (FASB) Interpretation 18, Accounting for Income Taxes in Interim Periods.

Our accounting policies are set forth in detail in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on August 31, 2007.

4.	Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of FASB Statement 123 (revised 2004), Share-Based Payment, (Statement 123(R)), using the modified prospective transition method which requires application of Statement 123(R) on the date of adoption. Under the modified prospective transition method, compensation cost associated with share-based awards recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value previously estimated in accordance with the provisions of FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123). Had we granted options in 2006, the compensation cost for those options would have been based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). In March 2005, the SEC issued SAB 107 (SAB 107) which provided supplemental guidance related to Statement 123(R). We have applied the provisions of SAB 107 in our adoption of Statement 123(R).

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

Statement 123(R) requires companies to estimate the fair value of stock options on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service periods. The following table summarizes the stock-based compensation expense related to employee stock options recognized under Statement 123(R). Included in these expenses for the three months ended March 31, 2007 and 2006, were $1 and $63, respectively, that were related to options that will be issued to certain executive officers when we become current in our periodic reporting obligations with the SEC.

	Three Months Ended March 31,
	2007	2006

Selling, general and administrative	$24	$167
Research and development	9	85
Cost of revenues	50	345

Total	$83	$597

As of March 31, 2007, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $345, which is expected to be recognized over a weighted-average period of 3.2 years.

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

In July 2004, our board of directors affirmed our June 2004 decision to indefinitely suspend the exercise and future grant of options under our stock option plans. Ten former executives separated from us in 2005 and 2004. Notwithstanding the suspension, to the extent such executives held options that were vested as of their resignation date, such options remain exercisable for the post-termination period, generally 90 days, commencing on the date that the suspension is lifted for the exercise of options. The extension of the life of the awards was recorded as a modification of the grants. There are 580 shares that have qualified for this post-termination exercise period. A summary of these post-termination options as of March 31, 2007 is as follows:

	Options Exercisable
			Average
	Number of	Intrinsic	Exercise
Range of Exercise Prices	Shares	Value	Price

$2.71 - $10.00	34	$155	$5.39
$10.01 - $20.00	123	—	$15.59
$20.01 - $70.00	423	—	$46.59

	580	$155

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

Information with respect to our common stock as of March 31, 2007 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value

Outstanding, December 31, 2006	2,150	$31.86
Forefeited	(1)	$17.45
Canceled	(39)	$35.04

Outstanding, March 31, 2007	2,110	$31.81	3.9	$182

Exercisable, March 31, 2007	2,045	$32.25	3.8	$182

Options vested and expected to vest as of March 31, 2007	2,096	$31.90	3.9	$182

There were no options granted or exercised during 2007 and 2006. The total fair value of shares vested during the three months ended March 31, 2007 was $82. The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of in-the-money options.

A summary of outstanding and exercisable options as of March 31, 2007 is as follows:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	(in years)	Price	of Shares	Price

$2.71 - $10.00	46	2.1	$6.00	46	$6.00
$10.01 - $20.00	542	4.7	$16.70	481	$16.60
$20.01 - $30.00	836	4.2	$26.72	832	$26.71
$30.01 - $40.00	192	2.8	$32.42	192	$32.42
$40.01 - $70.00	494	3.0	$59.15	494	$59.15

	2,110	3.9	$31.81	2,045	$32.25

As of March 31, 2007, there were 1,140 additional options available for grant under our stock option plans. When we become current in our reporting to the SEC, certain executive officers, in accordance with their employment agreements, will receive an aggregate of 200 options with an exercise price equal to the then market value of our common stock on the date of grant. The following table reflects the expenses related to these stock options that were included as part of the Statement 123(R) stock-based compensation expense in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2007	2006

Selling, general and administrative	$1	$44
Research and development	—	19

Total	$1	$63

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

Since the exercise price of these options is not yet known, the fair value of such awards will be remeasured as of each balance sheet date until such time as the exercise price is determined.

5.	Other Comprehensive Loss

Other comprehensive loss was as follows:

	Three Months Ended March 31,
	2007	2006

Net loss	$(1,886)	$(8,471)
Foreign currency translation adjustment	(6)	115

Comprehensive loss	$(1,892)	$(8,356)

6.	Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

The following table reflects the weighted average shares outstanding used to compute basic and diluted net loss per share:

	Three Months Ended March 31,
	2007	2006

Net loss	$(1,886)	$(8,471)

Weighted average shares outstanding:
Basic	37,484	37,484
Diluted	37,484	37,484
Net loss per share:
Basic	$(0.05)	$(0.23)
Diluted	$(0.05)	$(0.23)

The computation of diluted net loss per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net loss per share. For the three months ended March 31, 2007 and 2006, shares having an anti-dilutive effect on net loss per share and, therefore, excluded from the calculation of diluted net loss per share, totaled 2,110 and 2,657 shares, respectively.

7.	Customer Accommodation and Quantification

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
Unaudited

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

The following is a summary of the financial statement activity related to the customer accommodation and the Quantification which is included as a separate line item in the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2006:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2007	2006

Beginning balance	$24,777	$46,878
Customer accommodation	—	10,402
Payments and other adjustments	(2,046)	(31,523)
Credits	(689)	(980)

Ending balance	$22,042	$24,777

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

8.  Cost of Investigation and Legal Proceedings, Net

We record insurance claims when the realization of the claims is probable. For the three months ended March 31, 2007 and 2006, we recorded a charge of $1,741 and $7,537, respectively, for costs associated with Management’s Billing Assessment as well as defense and other costs associated with the SEC and U.S. Department of Justice (DOJ) investigations and civil litigation that we deemed to be unusual in nature. These costs are net of insurance claim reimbursements. See Note 11. The following is a summary of the amounts recorded in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2007	2006

Legal fees	$4,477	$4,406
Other professional fees	601	2,219
Nightingale & Associates, LLC (Nightingale) services	197	849
Insurance claims	(3,536)	—
Other	2	63

Total	$1,741	$7,537

9.	Restructuring Plans

During 2005, we implemented a restructuring plan (2005 Plan) based on the implementation of a centralized national service delivery model. The plan involved the consolidation of operating facilities and a related reduction in workforce. The table below reflects the financial statement activity related to the 2005 Plan which is included in accrued expenses in the accompanying consolidated balance sheets:

	Three Months Ended March 31, 2007				Year Ended December 31, 2006
		Non-Cancelable				Non-Cancelable
	Total	Leases	Severance	Equipment	Total	Leases	Severance	Equipment

Beginning balance	$712	$648	$64	$—	$2,050	$1,693	$357	$—
Additional charge	256	176	55	25	3,442	1,653	1,447	342
Usage	(481)	(380)	(76)	(25)	(4,780)	(2,698)	(1,740)	(342)

Ending balance	$487	$444	$43	$—	$712	$648	$64	$—

The 2005 Plan will be completed in 2007 for severance and 2009 for non-cancelable leases.

During the third quarter of 2007, we implemented a restructuring plan (2007 Plan) related to the reduction in workforce of 104 employees as a result of the refinement of our centralized national services delivery model. We expect to record $531 in restructuring charges related to the 2007 Plan during the third quarter of 2007.

10.	Income Taxes

Our consolidated income tax expense for the three months ended March 31, 2007 was $952 and consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the current year, as well as state and foreign income taxes. We have recorded a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years.

Effective January 1, 2007, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (FIN 48). FIN 48 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

taken or expected to be taken in a company’s income tax return. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with FASB Statement 109, Accounting for Income Taxes. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. We recorded a cumulative effect increase to retained earnings of $389 upon adoption.

As of January 1, 2007, the date of adoption, and after accounting for the cumulative effect adjustment noted above, our unrecognized tax benefits were $5,444 which includes $440 of accrued interest related to unrecognized income tax benefits, which we recognize as a component of the provision for income taxes. Of this amount $3,584 is attributable to uncertain tax positions with respect to certain deferred tax assets, which if recognized would be offset by a full valuation allowance due to the fact that it is not more likely than not that we would recognize sufficient income in the future to recognize these assets. Of the unrecognized tax benefits $4,648 would impact the effective tax rate if recognized in a future period, not considering the impact of the current valuation allowance. $2,788 of this benefit would currently be offset by an increase in the valuation allowance as it is not more likely than not that we would have sufficient earnings to recognize this amount.

We anticipate decreases in unrecognized tax benefits of approximately $195 related to state statutes of limitations expiring as well as miscellaneous settlements during 2007.

We file income tax returns in the U.S. federal jurisdiction, all U.S. states which require income tax returns and foreign jurisdictions. Due to the nature of our operations, no state or foreign jurisdiction is individually significant. We have completed examinations by the U.S. federal jurisdiction through the year ended December 31, 2004. We are not currently under examination by the Internal Revenue Service. With limited exceptions we are no longer subject to examination by the U.S. federal or states jurisdictions for years beginning prior to 2003. We are no longer subject to examination by the UK federal jurisdiction for years beginning prior to 2005. We do have various state tax audits and appeals in process at any given time. We do not anticipate any adjustments that would result in a material change to our financial position or results of operations.

11.	Commitments and Contingencies

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

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

Shareholder Securities Litigation

A shareholder putative class action lawsuit was filed against us in the United States District Court District of New Jersey on November 8, 2004. The action, entitled William Steiner v. MedQuist, Inc., et al., Case No. 1:04-cv-05487-FLW (Shareholder Putative Action), was filed against us and certain of our former officers, purportedly on behalf of an alleged class of all persons who purchased our common stock during the period from April 23, 2002 through November 2, 2004, inclusive (Securities Class Period). The complaint specifically alleged that defendants violated federal securities laws by purportedly issuing a series of false and misleading statements to the market throughout the Securities Class Period, which statements allegedly had the effect of artificially inflating the market price of our securities. The complaint asserted claims under Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5, thereunder. Named as defendants, in addition to us, were our former President and Chief Executive Officer and our former Executive Vice President and Chief Financial Officer.

On August 16, 2005, a First Amended Complaint in the Shareholder Putative Class Action was filed against us in the United States District Court District of New Jersey. The First Amended Complaint named additional defendants, including certain current and former directors, certain of our former officers, our former and current external auditors and Philips. Like the original complaint, the First Amended Complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The Securities Class Period of the original complaint was expanded 20 months to include the period from March 29, 2000 through June 14, 2004. Pursuant to an October 17, 2005 consent order approved by the Court, lead plaintiff Greater Pennsylvania Pension Fund filed a Second Amended Complaint on November 15, 2005. The Second Amended Complaint dropped Philips as a defendant, but alleged the same claims and the same purported class period as the First Amended Complaint. Plaintiffs sought unspecified damages. Pursuant to the provisions of the Private Securities Litigation Reform Act, discovery in the action was stayed pending the filing and resolution of the defendants’ motions to dismiss, which were filed on January 17, 2006, and which were fully briefed as of June 16, 2006. On September 29, 2006, the Court denied our motions to dismiss and the motion to dismiss of the individual defendants. In the same order, the Court granted the motion to dismiss filed by our former and current external auditors. On November 3, 2006, we filed our Answer denying the material allegations contained in the Second Amended Complaint. On March 23, 2007, we entered into a memorandum of understanding and a stipulation of settlement with the lead plaintiff in which we agreed to pay $7,750 to settle all claims throughout the class period against all defendants in the action. We accrued the aforementioned $7,750 as of December 31, 2005. In April 2007, we paid the entire $7,750 into an escrow account for the eventual distribution to the plaintiffs. On May 16, 2007, the Court issued an Order Preliminarily Approving Settlement and Providing for Notice. The Court conducted a final approval hearing and approved the settlement on August 15, 2007. Neither we nor any of the individuals named in the action has admitted to liability or any wrongdoing in connection with the settlement.

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
Unaudited

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

On June 8, 2007, plaintiffs filed a Motion for Summary Action with the Third Circuit Court of Appeals, asking the Court to dismiss plaintiffs who did not enter into arbitration agreements with us from the appeal. We filed our opposition to this motion on June 25, 2007. The Court has referred the motion to the merits panel for decision after full briefing. In addition, on July 18, 2007, the Third Circuit Court of Appeals issued notice that the case had been assigned to mediation in the Court’s mediation program. On August 1, 2007, plaintiffs filed a motion for expedited review on appeal. We did not oppose this motion, and the Third Circuit granted the request for expedited treatment, adopting the briefing schedule agreed to by the parties. The appeal will be fully briefed by November 16, 2007. The Third Circuit also ordered the parties to telephonic mediation. The parties participated in an initial session with the mediator on September 12, 2007. A second session with the mediator is presently scheduled for October 12, 2007. We believe that the claims asserted have no merit and intend to defend the case vigorously.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

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

Force Putative Class Action

A putative class action entitled Force v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-2608-WSD, was filed against us on October 11, 2005, in the United States District Court for the Northern District of Georgia. The action was brought on behalf of a putative class of current and former employees who claim they are or were compensated on a “per line” basis for medical transcription services but were allegedly underpaid due to the actions of defendants. The named plaintiff asserted claims for breach of contract, quantum meruit and unjust enrichment, and demand an accounting. Upon stipulation and consent of the parties, on February 17, 2006, the Force matter was ordered transferred to the United States District Court for the District of New Jersey. Subsequently, on April 4, 2006, the parties entered into a stipulation and consent order whereby the Force matter was consolidated with the Myers Putative Class Action discussed below, and the consolidated amended complaint filed in the Myers action on January 31, 2006 was deemed to supersede the original complaint filed in the Force matter. As set forth below, we believe that the claims asserted in the consolidated Myers Putative Class Action have no merit and intend to vigorously defend that action.

Myers Putative Class Action

A putative class action entitled, Myers, et al. v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-4608 (JBS), was filed against us on September 22, 2005 in the United States District Court for the District of New Jersey. The action was brought on behalf of a putative class of our employee and independent contractor transcriptionists who claim that they contracted with us to be paid on a 65 character line, but were allegedly underpaid due to intentional miscounting of the number of characters and lines transcribed. The named plaintiffs asserted claims for breach of contract and unjust enrichment, and demand an accounting.

The allegations contained in the Myers case are substantially similar to those contained in the Hoffmann and Force putative class actions and, as detailed above, the three actions have now been consolidated. A consolidated amended complaint was filed on January 31, 2006. In the consolidated amended complaint, the named plaintiffs assert claims for breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment and demand an accounting. On March 7, 2006 we filed a motion to dismiss all claims in the consolidated amended complaint. The motion was fully briefed and argued on August 7, 2006. The Court denied the motion on December 21, 2006. On January 19, 2007, we filed an answer denying the material allegations pleaded in the consolidated amended complaint. The parties are now proceeding with discovery.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

On September 18, 2007, the Court entered a Scheduling Order, ordering plaintiffs to file their motion for class certification not later than October 30, 2007. On September 26, 2007, plaintiffs requested that the deadline to file for class certification be continued to December 14, 2007. A telephonic hearing is scheduled for October 9, 2007 to address plaintiffs’ request to extend the deadline for class certification. The deadline to complete pretrial fact discovery is presently October 30, 2007; however, plaintiffs have requested a six month extension. The Court has directed the parties to meet and confer regarding the pretrial schedule and submit a revised joint proposed schedule to the Court on or before October 16, 2007. The Court has scheduled a further status conference for October 18, 2007. No date has been set for trial. We believe that the claims asserted in the consolidated actions have no merit and intend to vigorously defend the suit.

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

Reseller Arbitration Demand

On October 1, 2007, we received, from counsel to nine current and former resellers of our products (Claimants), a copy of an arbitration demand filed by the Claimants, initiating an arbitration proceeding styled Diskriter, Inc., Electronic Office Systems, Inc., Milner Voice & Data, Inc., Nelson Systems, Inc., NEO Voice and Communications, Inc., Office Business Systems, Inc., Roach-Reid Office Systems, Inc., Stiles Office Systems, Inc. and Travis Voice and Data, Inc. v. MedQuist Inc. and MedQuist Transcriptions, Ltd. (filed on September 27, 2007, American Arbitration Association, Case Number Not Yet Assigned). The arbitration demand purports to set forth claims for (i) breach of contract; (ii) breach of covenant of good faith and fair dealing; (iii) promissory estoppel; (iv) misrepresentation; and (v) tortious interference with contractual relations. The Claimants allege that we breached our written agreements with the Claimants by: (i) failing to provide reasonable training, technical support, and other services; (ii) using the Claimants’ confidential information to compete against the Claimants; (iii) directly competing with the Claimants’ territories; and (iv) failing to make new products available to the Claimants. In addition, the Claimants allege that we made false oral representations that we: (i) would provide new products, opportunities and support to the Claimants; (ii) were committed to continuing to use Claimants; (iii) did not intend to create our own sales force with respect to the Claimants’ territory; and (iv) would stay out of the Claimants’ territories and would not attempt to take over the Claimants business and relationships with the Claimants’ customers and end-users. The Claimants assert that they are seeking damages in excess of $24,300. We have not yet received formal notice of the arbitration from the American Arbitration Association, and accordingly, have not filed any response. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

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

Other Matters

From time to time, we have been involved in various other claims and legal actions arising in the ordinary course of business. In our opinion, the outcome of such actions will not have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.

We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of March 31, 2007 or December 31, 2006 related to these indemnification provisions.

We have insurance policies which provide coverage for certain of the matters related to the legal actions described herein. We filed claims for insurance recoveries and by the end of the third quarter of 2007 we have recovered $24,794 in the aggregate.

In June 2007, we engaged Bear, Stearns & Co. Inc. as our financial advisor to review our strategic alternatives. We are uncertain as to what impact any particular strategic alternative will have on our operating results, our stock price and our business, if accomplished, or whether any transaction will even occur as a result of this review.

12.	Related Party Transactions

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

OEM Supply Agreement

On September 21, 2007, we entered into an Amended and Restated OEM Supply Agreement (Amended OEM Agreement) with PSRS. The Amended OEM Agreement amends and restates a previous OEM Supply Agreement with PSRS dated September 23, 2004.

Pursuant to the Amended OEM Agreement, we purchased a co-ownership interest in all rights and interests in and to SpeechQ for Radiology together with its components, including object and source code for the SpeechQ for Radiology application and the SpeechQ for Radiology integration SDK (collectively, the Product), but excluding the SpeechMagic speech recognition and processing software, which we separately license from PSRS for a fee under the Licensing Agreement. Additionally, the Amended OEM Agreement provides that we shall receive, in exchange for a fee, the exclusive right in the United States, Canada and certain islands of the Caribbean (collectively the Exclusive Territory) to sell, service and deliver the Product. In addition, PSRS has agreed that for the term of the Amended OEM Agreement it will not release a front-end multi-user reporting solution (including one similar to the Product) in the medical market in the Exclusive Territory nor will it directly authorize or assist any of its affiliates to do so either; provided that the restriction does not prevent PSRS’s affiliates from integrating SpeechMagic within their general medical application products. The Amended OEM Agreement further provides that we shall make payments to PSRS for PSRS’ development of an interim version of the software included in the Product (Interim Version). Except for the Interim Version which we and PSRS will co-own, the Amended OEM Agreement provides that any improvements, developments or other enhancements either we or PSRS makes to the Product (collectively, Improvements) shall be owned exclusively by the party that developed such Improvement. Each party has the right to seek patent or other protection of the Improvements it owns independent of the other party.

The term of the Amended OEM Agreement extends through June 30, 2010 and will automatically renew for an additional three year term provided that we are in material compliance with the Amended OEM Agreement as of such date. If PSRS decides to discontinue all business relating to the Product in the Exclusive Territory on or after June 30, 2010, PSRS can effect such discontinuation by terminating the Amended OEM Agreement by providing us with six months’ prior written notice of such discontinuation, provided the earliest such notice can be delivered is June 30, 2010. Either party may terminate the Amended OEM Agreement for cause immediately in the event that a material breach by the other party remains uncured for more than 30 days following delivery of written notice or in the event that the other party becomes insolvent or files for bankruptcy.

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

From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $0 and $14 for the three months ended March 31, 2007 and 2006, respectively.

Our consolidated balance sheets as of March 31, 2007 and December 31, 2006 reflect accrued expenses due to Philips of $3,414 and $2,030, respectively.

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three months ended March 31, 2007 and 2006. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Three Months Ended March 31,
	2007	2006

PSRS licensing	$514	$511
PSRS consulting	—	3
OEM agreement	166	313
Dictation equipment	171	245
Insurance	721	223
PENAC	—	10
Other	—	42

Total	$1,572	$1,347

On July 29, 2004, we entered into an agreement with Nightingale & Associates, LLC (Nightingale) under which Nightingale agreed to provide interim chief executive services to us. On July 30, 2004, our board of directors appointed Howard S. Hoffmann to serve as our interim Chief Executive Officer (CEO). With the departure of our former President in May 2007, our board of directors appointed Mr. Hoffmann to the additional position of President in June 2007. Mr. Hoffmann serves as the Managing Partner of Nightingale. Mr. Hoffmann continues to serve as our President and Chief Executive Officer pursuant to the terms of the agreement between us and Nightingale which was amended on September 19, 2007 (Amendment). The Amendment, among other things, extends the term of Mr. Hoffmann’s role as our President and Chief Executive Officer through February 29, 2008. Our board of directors is responsible for monitoring and reviewing the performance of Mr. Hoffmann on an ongoing basis. Our agreement with Nightingale also permits us to engage additional personnel employed by Nightingale to provide consulting services to us from time to time.

For the three months ended March 31, 2007 and 2006, we incurred charges of $723 and $849 respectively, for Nightingale services. As of March 31, 2007 and December 31, 2006, accrued expenses included $645 and $548, respectively, for amounts due to Nightingale for services performed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	each of the factors discussed in this Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006 as well as risks discussed elsewhere in this report;

•	each of the matters discussed in Part II, Item 1, Legal Proceedings;

•	difficulties relating to our significant management turnover;

•	our ability to recruit and retain qualified medical MTs and other employees;

•	the impact of our new services and products on the demand for our existing services and products;

•	our current dependence on medical transcription for substantially all of our business;

•	our ability to expand our customer base;

•	changes in law, including, without limitation, the impact Health Insurance Portability and Accountability Act of 1996 (HIPAA) will have on our business;

•	infringement on the proprietary rights of others;

•	our ability to diversify into other businesses;

•	the results of our review of strategic alternatives;

•	our ability to effectively integrate newly-acquired operations;

•	competitive pricing pressures in the medical transcription industry and our response to those pressures; and

•	general conditions in the economy and capital markets.

These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the SEC, particularly in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 in the section entitled “Risk Factors.”

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements other than as required by applicable law. We do not undertake any duty to update any of the forward-looking statements after the date of this report to conform them to actual results, except as required by the federal securities laws.

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Executive Overview

We are the leading provider of medical transcription technology and services, which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we employ approximately 6,100 skilled medical transcriptionists (MTs), making us the largest employer of MTs in the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems and product development to leverage Philips’ technologies and professional expertise to deliver industry-leading solutions for our customers.

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

The past few years has been marked by dramatic changes for both us and our industry. During this period, a significant portion of our time and attention has been devoted to matters outside the ordinary course of business such as replacing key members of our executive management team, cooperating with federal investigators, responding to ongoing legal proceedings, and completing the Review and the extensive review of our historical AAMT line billing (Management’s Billing Assessment). A summary of significant events that have occurred during this period is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Significant Events Over the Past Few Years” in Item 1, Business and in Part II, Item 1, Legal Proceedings, in this report.

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

•	There have been technological advances by us and our competitors which have reduced the length of time required to transcribe medical reports, in turn reducing the overall cost of medical transcription services.

•	Other companies in the healthcare IT space have developed alternative solutions for the creation of electronic clinical documentation that, if successfully implemented, will reduce the overall demand for medical transcription services.

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

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates. These critical accounting policies and estimates have been discussed with the audit committee of our board of directors.

We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2006 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Cost of Revenues

Cost of revenues includes compensation of MTs, other payroll costs (primarily related to operational and production management, quality assurance, quality control and customer and field service personnel), telecommunication costs and facility costs. Cost of revenues also includes the direct cost of technology products sold to customers. MT payroll cost is directly related to medical transcription revenues and is based on lines transcribed or edited multiplied by a specific rate. Therefore, MT costs trend directly in line with revenues. Fixed costs have been reduced though not at the same pace as net revenues.

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

Depreciation and amortization

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets which range from two to seven years for furniture, equipment and software, and the lesser of the lease term or estimated useful life for leasehold improvements. Intangible assets are being amortized using the straight-line method over their estimated useful lives which range from three to 20 years.

Cost of investigation and legal proceedings, net

Cost of investigation and legal proceedings, net include legal fees incurred in connection with the SEC and DOJ investigations and proceedings and the defense of civil litigation matters described in Part II, Item 1, Legal Proceedings in this report, litigation support consulting, and consulting services provided by Nightingale and

Associates, LLC (Nightingale) in connection with the Review and Management’s Billing Assessment, net of insurance claims reimbursement.

Consolidated Results of Operations

The following tables set forth our consolidated results of operations for the periods indicated below:

Comparison of Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007		2006
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	% Change
	($ in thousands)

Net revenues	$89,066	100.0%	$96,014	100.0%	$(6,948)	(7.2)%

Operating costs and expenses:
Cost of revenues	68,345	76.7%	74,335	77.4%	(5,990)	(8.1)%
Selling, general and administrative	14,693	16.5%	14,924	15.5%	(231)	(1.5)%
Research and development	3,442	3.9%	3,201	3.3%	241	7.5%
Depreciation	2,539	2.9%	2,891	3.0%	(352)	(12.2)%
Amortization of intangible assets	1,346	1.5%	1,575	1.6%	(229)	(14.5)%
Cost of investigation and legal proceedings, net	1,741	2.0%	7,537	7.8%	(5,796)	(76.9)%
Restructuring charges	256	0.3%	1,212	1.3%	(956)	(78.9)%

Total operating costs and expenses	92,362	103.7%	105,675	110.1%	(13,313)	(12.6)%

Operating loss	(3,296)	(3.7)%	(9,661)	(10.1)%	6,365	(65.9)%
Equity in income of affiliated company	260	0.3%	396	0.4%	(136)	(34.3)%
Interest income, net	2,102	2.4%	1,797	1.9%	305	17.0%

Loss before income taxes	(934)	(1.0)%	(7,468)	(7.8)%	6,534	(87.5)%
Income tax provision	952	1.1%	1,003	1.0%	(51)	(5.1)%

Net loss	$(1,886)	(2.1)%	$(8,471)	(8.8)%	$6,585	(77.7)%

Net revenues

Net revenues decreased $6.9 million, or 7.2%, to $89.1 million for the three months ended March 31, 2007 compared with $96.0 million for the three months ended March 31, 2006. This decrease was attributable primarily to:

•	excluding a charge of $1.0 million in 2006 related to the customer accommodation program, which did not occur in 2007, service revenues of $7.0 million resulting primarily from lower medical transcription volume and lower pricing to both new and existing customers. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP; and

•	reduced sales and implementations of our technology products of $0.9 million resulting primarily from the impact of certain technology products reaching the end of their life cycle.

We continue to experience pricing pressures as our existing and potential customers seek out opportunities to reduce costs, particularly through the utilization of offshore labor.

Cost of revenues

Cost of revenues decreased $6.0 million, or 8.1%, to $68.3 million for the three months ended March 31, 2007 compared with $74.3 million for the three months ended March 31, 2006. This decrease was attributable primarily to:

•	decreased telecommunications costs of $1.7 million associated with both the decrease in our service revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•	reduced medical transcription payroll costs of $1.1 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	reduced technology product costs of $0.5 million related directly to the reduction in our technology product revenues; and

•	reduced other costs of $2.7 million resulting from headcount and facility reductions associated with our 2005 restructuring plan based on a centralized national service delivery model to streamline our organizational and operational structure to better service our customers (2005 Restructuring Plan).

As a percentage of net revenues, cost of revenues decreased to 76.7% for the three months ended March 31, 2007 from 77.4% for the same period in 2006, as a result largely of actions taken to reduce fixed costs at a faster pace than net revenues.

Selling, general and administrative

SG&A expenses decreased $0.2 million, or 1.5%, to $14.7 million for the three months ended March 31, 2007 compared with $14.9 million for the three months ended March 31, 2006. This decrease was attributable primarily to a decrease in bad debt expense of $1.1 million; a decrease in compensation costs of $1.0 million; and a decrease in all other miscellaneous SG&A expenses of $0.1 million. These decreases were offset by an increase in legal costs of $1.1 million due to higher legal fees for matters unrelated to the Review and Management’s Billing Assessment, the reassignment of Nightingale services in 2007 to focus on operation matters of $0.5 million, and an increase of $0.4 million in insurance premiums. SG&A expenses as a percentage of net revenues were 16.5% for the three months ended March 31, 2007 compared with 15.5% for the same period in 2006.

Research & development

R&D expenses increased $0.2 million, or 7.5%, to $3.4 million for the three months ended March 31, 2007 compared with $3.2 million for the three months ended March 31, 2006. This increase was due primarily to an increase in compensation expense due to an increase in headcount. R&D expenses as a percentage of net revenues were 3.9% for the three months ended March 31, 2007 compared with 3.3% for the three months ended March 31, 2006.

Depreciation

Depreciation expense decreased $0.4 million, or 12.2%, to $2.5 million for the three months ended March 31, 2007 compared with $2.9 million for the three months ended March 31, 2006. This decrease was due primarily to fixed assets reaching the end of their depreciation period as well as a $0.5 million reduction in fixed asset additions for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. Depreciation expense as a percentage of net revenues was 2.9% for the three months ended March 31, 2007 compared with 3.0% for the same period in 2006.

Amortization

Amortization of intangible assets decreased $0.2 million, or 14.5%, to $1.3 million for the three months ended March 31, 2007 compared with $1.6 million for the three months ended March 31, 2006. This decrease was the result primarily of several intangible assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 1.5% for the three months ended March 31, 2007 compared with 1.6% for the same period in 2006.

Cost of investigation and legal proceedings, net

Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings. These costs and expenses decreased $5.8 million, or 76.9%, to $1.7 million for the three months ended March 31, 2007 compared with $7.5 million for the three months ended March 31, 2006. This reduction in costs was primarily due to the recognition of $3.5 million of insurance claims in the 2007 period; a decrease in legal fees in connection with the SEC and DOJ investigation and proceedings; the defense of civil litigation matters as well as litigation support consulting of $1.6 million; the reassignment of Nightingale services in 2007 to focus on operational matters of $0.5 million as well as lower Nightingale expenses of $0.1 million.

Restructuring charges

During the latter half of 2005, we implemented the 2005 Restructuring Plan which involved the consolidation of operating facilities and a related reduction in workforce. During the three months ended March 31, 2007, we recorded a restructuring charge of $0.3 million compared with $1.2 million in 2006. Restructuring charges were lower in 2007 since the majority of our actions were completed during 2006.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $0.3 million, or 17.0%, to $2.1 million for the three months ended March 31, 2007 compared with $1.8 million for the three months ended March 31, 2006. This increase was attributable to higher weighted average interest rates earned in the 2007 period (4.8%) compared with the 2006 period (4.2%). Our average cash balance was $174.4 million for the three months ended March 31, 2007 compared with $171.0 million for the three months ended March 31, 2006.

Income tax provision

The effective income tax rate for the three months ended March 31, 2007 was 101.9% compared with an effective income tax rate of 13.4% for the three months ended March 31, 2006. The 2007 rate primarily consists of provisions for the deferred tax liability related to the current year tax goodwill amortization, which is indefinite in nature as well as the valuation allowance provided against a majority of U.S. deferred tax assets created in the first quarter of 2007. The provision also includes state and foreign income taxes, and accrued interest on tax uncertainties. The resulting rate is a function of a fixed positive tax expense, due primarily to the deferred tax liability recorded related to tax goodwill amortization, as a percentage of a low amount of pre-tax book loss. The lower rate in 2006 is primarily attributable to adjustments made to our income tax provision to reflect certain tax benefits related to alternative minimum tax credits. These credits were offset by adjustments related to various state tax exposures.

Liquidity and Capital Resources

As of March 31, 2007, we had net working capital of $148.0 million compared with $145.5 million as of December 31, 2006. Our principal source of liquidity was from available cash on hand. Cash and cash equivalents decreased $2.0 million for the three months ended March 31, 2007 to $173.4 million as of March 31, 2007 from $175.4 million as of December 31, 2006. This decrease was driven primarily by purchases of property and equipment and capitalized software of $2.1 million. Net cash provided by operating activities was $0.1 million which included accommodation payments of $1.7 million, a net loss of $1.9 million and other activity of $0.2 million which were offset by depreciation and amortization expense of $3.9 million. During the 2007 first quarter we received insurance recoveries of $0.9 million.

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

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2007. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our inability to file this report within the required time period, our disclosure controls and procedures were not effective as of March 31, 2007. To compensate for the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, we believe that the consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered thereby in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except as noted below, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Evaluated service delivery requirements associated with various equipment sales transactions including delivery, implementation, training and project management;

•	Established a process to track the status of all project implementations by individuals specifically assigned to various technical and management project aspects; and established a formal accounting methodology and implemented formal, monthly review procedures performed by corporate accounting personnel prior to the recording of any post-contract support (PCS), hardware, software and implementation service revenues; and

•	Centralized accounting related to PCS, implementation services and deferred revenue to our corporate headquarters.

Although our remediation efforts are underway, material weaknesses identified as of December 31, 2006 will not be considered remediated until new internal controls over financial reporting are fully implemented and operational for a period of time and are operating effectively.

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

Shareholder Securities Litigation

A shareholder putative class action lawsuit was filed against us in the United States District Court District of New Jersey on November 8, 2004. The action, entitled William Steiner v. MedQuist, Inc., et al., Case No. 1:04-cv-05487-FLW (Shareholder Putative Action), was filed against us and certain of our former officers, purportedly on behalf of an alleged class of all persons who purchased our common stock during the period from April 23, 2002 through November 2, 2004, inclusive (Securities Class Period). The complaint specifically alleged that defendants violated federal securities laws by purportedly issuing a series of false and misleading statements to the market throughout the Securities Class Period, which statements allegedly had the effect of artificially inflating the market price of our securities. The complaint asserted claims under Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5, thereunder. Named as defendants, in addition to us, were our former President and Chief Executive Officer and our former Executive Vice President and Chief Financial Officer.

On August 16, 2005, a First Amended Complaint in the Shareholder Putative Class Action was filed against us in the United States District Court District of New Jersey. The First Amended Complaint named additional defendants, including certain current and former directors, certain of our former officers, our former and current external auditors and Philips. Like the original complaint, the First Amended Complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The Securities Class Period of the original complaint was expanded 20 months to include the period from March 29, 2000 through June 14, 2004. Pursuant to an October 17, 2005 consent order approved by the Court, lead plaintiff Greater Pennsylvania Pension Fund filed a Second Amended Complaint on November 15, 2005. The Second Amended Complaint dropped Philips as a defendant, but alleged the same claims and the same purported class period as the First Amended Complaint. Plaintiffs sought unspecified damages. Pursuant to the provisions of the Private Securities Litigation Reform Act, discovery in the action was stayed pending the filing and resolution of the defendants’ motions to dismiss, which were filed on January 17, 2006, and which were fully briefed as of June 16, 2006. On September 29, 2006, the Court

denied our motions to dismiss and the motion to dismiss of the individual defendants. In the same order, the Court granted the motion to dismiss filed by our former and current external auditors. On November 3, 2006, we filed our Answer denying the material allegations contained in the Second Amended Complaint. On March 23, 2007, we entered into a memorandum of understanding and a stipulation of settlement with the lead plaintiff in which we agreed to pay $7.75 million to settle all claims throughout the class period against all defendants in the action. On May 16, 2007, the Court issued an Order Preliminarily Approving Settlement and Providing for Notice. The Court conducted a final approval hearing and approved the settlement on August 15, 2007. Neither we nor any of the individuals named in the action has admitted to liability or any wrongdoing in connection with the settlement.

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

On June 8, 2007, plaintiffs filed a Motion for Summary Action with the Third Circuit Court of Appeals, asking the Court to dismiss plaintiffs who did not enter into arbitration agreements with us from the appeal. We filed our opposition to this motion on June 25, 2007. The Court has referred the motion to the merits panel for decision after full briefing. In addition, on July 18, 2007, the Third Circuit Court of Appeals issued notice that the case had been assigned to mediation in the Court’s mediation program. On August 1, 2007, plaintiffs filed a motion for expedited review on appeal. We did not oppose this motion, and the Third Circuit granted the request for expedited treatment, adopting the briefing schedule agreed to by the parties. The appeal will be fully briefed by November 16, 2007. The Third Circuit also ordered the parties to telephonic mediation. The parties participated in an initial session with the mediator on September 12, 2007. A second session with the mediator is presently scheduled for October 12, 2007. We believe that the claims asserted have no merit and intend to defend the case vigorously.

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

Force Putative Class Action

A putative class action entitled Force v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-2608-WSD, was filed against us on October 11, 2005, in the United States District Court for the Northern District of Georgia. The action was brought on behalf of a putative class of current and former employees who claim they are or were compensated on a “per line” basis for medical transcription services but were allegedly underpaid due to the actions of defendants. The named plaintiff asserted claims for breach of contract, quantum meruit and unjust enrichment and demand an accounting. Upon stipulation and consent of the parties, on February 17, 2006, the Force matter was ordered transferred to the United States District Court for the District of New Jersey. Subsequently, on April 4, 2006, the parties entered into a stipulation and consent order whereby the Force matter was consolidated with the Myers Putative Class Action discussed below, and the consolidated amended complaint filed in the Myers action on January 31, 2006 was deemed to supersede the original complaint filed in the Force matter. As set forth below, we believe that the claims asserted in the consolidated Myers Putative Class Action have no merit and intend to vigorously defend that action.

Myers Putative Class Action

A putative class action entitled, Myers, et al. v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-4608 (JBS), was filed against us on September 22, 2005 in the United States District Court for the District of New Jersey. The action was brought on behalf of a putative class of our employee and independent contractor transcriptionists who claim that they contracted with us to be paid on a 65 character line, but were allegedly underpaid due to intentional miscounting of the number of characters and lines transcribed. The named plaintiffs asserted claims for breach of contract and unjust enrichment and demand an accounting.

The allegations contained in the Myers case are substantially similar to those contained in the Hoffmann and Force putative class actions and, as detailed above, the three actions have now been consolidated. A consolidated amended complaint was filed on January 31, 2006. In the consolidated amended complaint, the named plaintiffs assert claims for breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment and demand an accounting. On March 7, 2006 we filed a motion to dismiss all claims in the consolidated amended complaint. The motion was fully briefed and argued on August 7, 2006. The Court denied the motion on December 21, 2006. On January 19, 2007, we filed an answer denying the material allegations pleaded in the consolidated amended complaint. The parties are now proceeding with discovery.

On September 18, 2007, the Court entered a Scheduling Order, ordering plaintiffs to file their motion for class certification not later than October 30, 2007. On September 26, 2007, plaintiffs requested that the deadline to file for class certification be continued to December 14, 2007. A telephonic hearing is scheduled for October 9, 2007 to address plaintiffs’ request to extend the deadline for class certification. The deadline to complete pretrial fact discovery is presently October 30, 2007; however, plaintiffs have requested a six month extension. The Court has directed the parties to meet and confer regarding the pretrial schedule and submit a revised joint proposed schedule to the Court on or before October 16, 2007. The Court has scheduled a further status conference for October 18, 2007. No date has been set for trial. We believe that the claims asserted in the consolidated actions have no merit and intend to vigorously defend the suit.

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

Reseller Arbitration Demand

On October 1, 2007, we received, from counsel to nine current and former resellers of our products (Claimants), a copy of an arbitration demand filed by the Claimants, initiating an arbitration proceeding styled Diskriter, Inc., Electronic Office Systems, Inc., Milner Voice & Data, Inc., Nelson Systems, Inc., NEO Voice and Communications, Inc., Office Business Systems, Inc., Roach-Reid Office Systems, Inc., Stiles Office Systems, Inc. and Travis Voice and Data, Inc. v. MedQuist Inc. and MedQuist Transcriptions, Ltd. (filed on September 27, 2007, American Arbitration Association, Case Number Not Yet Assigned). The arbitration demand purports to set forth claims for (i) breach of contract; (ii) breach of covenant of good faith and fair dealing; (iii) promissory estoppel; (iv) misrepresentation; and (v) tortious interference with contractual relations. The Claimants allege that we breached our written agreements with the Claimants by: (i) failing to provide reasonable training, technical support, and other services; (ii) using the Claimants’ confidential information to compete against the Claimants; (iii) directly competing with the Claimants’ territories; and (iv) failing to make new products available to the Claimants. In addition, the Claimants allege that we made false oral representations that we: (i) would provide new products, opportunities and support to the Claimants; (ii) were committed to continuing to use Claimants; (iii) did not intend to create our own sales force with respect to the Claimants’ territory; and (iv) would stay out of the Claimants’ territories and would not attempt to take over the Claimants business and relationships with the Claimants’ customers and end-users. The Claimants assert that they are seeking damages in excess of $24.3 million. We have not yet received formal notice of the arbitration from the American Arbitration Association, and accordingly, have not filed any response. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on August 31, 2007.

If the electronic health records (EHR) companies produce solutions acceptable to large hospital systems for the creation of electronic clinical documentation that are not based on the conversion of voice to text, the overall demand for medical transcription services could be reduced.

EHR companies’ solutions for the collection of clinical data typically require physicians to directly enter and organize patient chart information through templates thereby eliminating or dramatically reducing the use of dictation or transcription. Although the EHR market is in the early stages of development and is rapidly evolving, a number of market entrants have introduced or developed products and services that are competitive with one or more components of the solutions we offer. We expect that additional companies will continue to enter this market. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced solutions for the creation of electronic clinical documentation. In the event that such solutions are successful and gain wide acceptance, the overall demand for medical transcription services could be reduced. In the event that markets develop more quickly than expected, our business, financial condition and results of operations could be adversely affected.

In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement Regarding Forward-Looking Statements,” in Part I, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

No.		Description

10	.1*(1)	Amendment to Engagement Letter, dated as of January 8, 2007, between MedQuist Inc. and Nightingale & Associates, LLC
10	.2(2)	Amendment No. 6 to Licensing Agreement, dated as of February 13, 2007, between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH
10	.3*(3)	Amendment to Employment Agreement, dated as of February 16, 2007, between MedQuist Inc. and Frank Lavelle
10	.4(4)	Memorandum of Understanding dated March 23, 2007 by and among (i) MedQuist, Inc., Brian J. Kearns, David A. Cohen, John A. Donohoe, Ethan Cohen, John W. Quaintance, and Ronald F. Scarpone, and (ii) Greater Pennsylvania Carpenters Pension Fund
10	.5(5)	Stipulation of Settlement dated March 23, 2007 by and among (i) MedQuist, Inc., Brian J. Kearns, David A. Cohen, John A. Donohoe, Ethan Cohen, John W. Quaintance, and Ronald F. Scarpone, and (ii) Greater Pennsylvania Carpenters Pension Fund
31.1		Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to Exhibit 10.24.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on July 5, 2007.

(2)	Incorporated herein by reference to Exhibit 10.26.6 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on July 5, 2007.

(3)	Incorporated herein by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on July 5, 2007.

(4)	Incorporated herein by reference to Exhibit 10.37.1 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on July 5, 2007.

(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed with the SEC on August 24, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST INC.

/s/ Howard S. Hoffmann
Howard S. Hoffmann
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 4, 2007

/s/ Kathleen E. Donovan
Kathleen E. Donovan
Senior Vice President and Chief Financial
Officer (Principal Financial Officer)

Date: October 4, 2007

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