Form 10-Q
period 2007-06-30
MEDQUIST INC
filed 2007-10-04
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

MedQuist Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenues	$88,692	$93,359	$177,758	$189,373

Operating costs and expenses:
Cost of revenues	66,283	72,392	134,628	146,727
Selling, general and administrative	17,917	11,719	32,610	26,643
Research and development	2,823	3,057	6,265	6,258
Depreciation	2,640	3,003	5,179	5,894
Amortization of intangible assets	1,358	1,536	2,704	3,111
Cost of investigation and legal proceedings, net	(6,638)	5,336	(4,897)	12,873
Restructuring charges	125	493	381	1,705

Total operating costs and expenses	84,508	97,536	176,870	203,211

Operating income (loss)	4,184	(4,177)	888	(13,838)
Equity in income of affiliated company	63	162	323	558
Interest income, net	2,073	1,901	4,175	3,698

Income (loss) before income taxes	6,320	(2,114)	5,386	(9,582)
Income tax provision	434	302	1,386	1,305

Net income (loss)	$5,886	$(2,416)	$4,000	$(10,887)

Net income (loss) per share:
Basic	$0.16	$(0.06)	$0.11	$(0.29)

Diluted	$0.16	$(0.06)	$0.11	$(0.29)

Weighted average shares outstanding:
Basic	37,484	37,484	37,484	37,484

Diluted	37,497	37,484	37,499	37,484

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries

Consolidated Balance Sheets
Unaudited
(In thousands)

	June 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$161,281	$175,412
Accounts receivable, net of allowance of $4,268 and $4,494, respectively	55,215	54,778
Insurance receivable	11,850	707
Income tax receivable	2,034	1,772
Deferred income taxes	297	298
Other current assets	8,160	7,645

Total current assets	238,837	240,612
Property and equipment, net of accumulated depreciation of $42,472 and $37,838, respectively	20,286	20,969
Goodwill	125,305	124,826
Other intangible assets, net of accumulated amortization of $47,052 and $44,218, respectively	43,548	45,448
Deferred income taxes	2,353	2,378
Other assets	7,282	6,906

Total assets	$437,611	$441,139

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,667	$10,779
Accrued expenses	20,513	28,812
Accrued compensation	15,879	15,558
Customer accommodation and quantification	20,513	24,777
Deferred revenue	14,131	15,202

Total current liabilities	83,703	95,128
Deferred income tax liability	19,109	18,034
Other long-term liabilities	2,282	458

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares;
37,484 and 37,484 shares issued and outstanding, respectively	235,287	235,080
Retained earnings	92,082	87,693
Deferred compensation	332	332
Accumulated other comprehensive income	4,816	4,414

Total shareholders’ equity	332,517	327,519

Total liabilities and shareholders’ equity	$437,611	$441,139

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Six Months Ended June 30,
	2007	2006

Operating activities:
Net income (loss)	$4,000	$(10,887)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	7,883	9,005
Equity in income of affiliated company	(323)	(558)
Deferred income tax provision	974	2,601
Stock option expense	207	1,152
Provision for doubtful accounts	2,431	3,992
Asset writeoff charges	61	322
Changes in operating assets and liabilities:
Accounts receivable	(4,088)	7,048
Income tax receivable	(267)	2,098
Insurance receivable	(11,143)	—
Other current assets	(511)	(27)
Other non-current assets	(52)	1,129
Accounts payable	1,613	89
Accrued expenses	(8,060)	(7,572)
Accrued compensation	297	(2,756)
Customer accommodation and quantification	(2,976)	(15,927)
Deferred revenue	(1,210)	(2,383)
Other non-current liabilities	1,962	(1,297)

Net cash used in operating activities	$(9,200)	$(13,971)

Investing activities:
Purchase of property and equipment	(4,137)	(4,283)
Capitalized software	(824)	(21)

Net cash used in investing activities	(4,961)	(4,304)

Effect of exchange rate changes	32	45

Net decrease in cash and cash equivalents	(14,131)	(18,230)

Cash and cash equivalents — beginning of period	175,412	178,271

Cash and cash equivalents — end of period	$161,281	$160,041

Supplemental cash flow information:
Cash paid (recovered) for income taxes	$276	$(3,443)

Accommodation payments paid with credits	$1,288	$48

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

On January 1, 2006, we adopted the fair value recognition provisions of FASB Statement 123 (revised 2004), Share-Based Payment, (Statement 123(R)), using the modified prospective transition method which requires application of Statement 123(R) on the date of adoption. Under the modified prospective transition method, compensation cost associated with share-based awards recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value previously estimated in accordance with the provisions of FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123). Had we granted options in 2007, the compensation cost for those options would have been based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). In March 2005, the SEC issued SAB 107 (SAB 107) which provided supplemental guidance related to Statement 123(R). We have applied the provisions of SAB 107 in our adoption of Statement 123(R).

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

Statement 123(R) requires companies to estimate the fair value of stock options on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service periods. The following table summarizes the stock-based compensation expense related to employee stock options recognized under Statement 123(R). Included in these expenses for the three months ended June 30, 2007 and 2006, were $18 and $39, respectively, and for the six months ended June 30, 2007 and 2006, $19 and $102, respectively, that were related to options that will be issued to certain executive officers when we become current in our periodic reporting obligations with the SEC.

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Selling, general and administrative	$34	$144	$58	$311
Research and development	14	51	23	136
Cost of revenues	76	360	126	705

Total	$124	$555	$207	$1,152

As of June 30, 2007, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $229, which is expected to be recognized over a weighted-average period of 3.1 years.

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

In July 2004, our board of directors affirmed our June 2004 decision to indefinitely suspend the exercise and future grant of options under our stock option plans. Ten former executives separated from us in 2005 and 2004. Notwithstanding the suspension, to the extent such executives held options that were vested as of their resignation date, such options remain exercisable for the post-termination period, generally 90 days, commencing on the date that the suspension is lifted for the exercise of options. The extension of the life of the awards was recorded as a modification of the grants. There are 580 shares that have qualified for this post-termination exercise period. A summary of these post-termination options as of June 30, 2007 is as follows:

	Options Exercisable
			Average
	Number of	Intrinsic	Exercise
Range of Exercise Prices	Shares	Value	Price

$2.71 - $10.00	34	$127	$5.39
$10.01 - $20.00	123	—	$15.59
$20.01 - $70.00	423	—	$46.59

	580	$127

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

Information with respect to our common stock as of June 30, 2007 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value

Outstanding, December 31, 2006	2,150	$31.86
Forefeited	(3)	$17.45
Canceled	(54)	$28.04

Outstanding, June 30, 2007	2,093	$31.98	3.6	$127

Exercisable, June 30, 2007	2,034	$32.40	3.5	$127

Options vested and expected to vest as of June 30, 2007	2,068	$32.15	3.5	$127

There were no options granted or exercised during 2007 and 2006. The total fair value of shares vested as of June 30, 2007 was $188. The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of in-the-money options.

A summary of outstanding and exercisable options as of June 30, 2007 is as follows:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(in years)	Price	of Shares	Price

$2.71 - $10.00	34	2.5	$5.39	34	$5.39
$10.01 - $20.00	537	4.3	$16.69	478	$16.60
$20.01 - $30.00	836	3.9	$26.72	836	$26.72
$30.01 - $40.00	192	2.5	$32.42	192	$32.42
$40.01 - $70.00	494	2.7	$59.15	494	$59.15

	2,093	3.6	$31.98	2,034	$32.40

As of June 30, 2007, there were 1,145 additional options available for grant under our stock option plans. When we become current in our reporting to the SEC, certain executive officers, in accordance with their employment agreements, will receive an aggregate of 200 options with an exercise price equal to the then market value of our common stock on the date of grant. The following table reflects the expenses related to these stock options that were included as part of the Statement 123(R) stock-based compensation expense in the accompanying consolidated statements of operations with respect to these stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Selling, general and administrative	$12	$28	$13	$72
Research and development	6	11	6	30

Total	$18	$39	$19	$102

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

Since the exercise price of these options is not yet known, the fair value of such awards will be remeasured as of each balance sheet date until such time as the exercise price is determined.

5.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$5,886	$(2,416)	$4,000	$(10,887)
Foreign currency translation adjustment	408	24	402	139

Comprehensive income (loss)	$6,294	$(2,392)	$4,402	$(10,748)

6.	Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

The following table reflects the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$5,886	$(2,416)	$4,000	$(10,887)

Weighted average shares outstanding:
Basic	37,484	37,484	37,484	37,484
Effect of dilutive stock options	13	—	15	—

Diluted	37,497	37,484	37,499	37,484

Net income (loss) per share:
Basic	$0.16	$(0.06)	$0.11	$(0.29)
Diluted	$0.16	$(0.06)	$0.11	$(0.29)

The computation of diluted net income (loss) per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income (loss) per share. For the three months ended June 30, 2007 and 2006, shares having an anti-dilutive effect on net income (loss) per share and, therefore, excluded from the calculation of diluted income (loss) per share, totaled 2,059 and 2,302 shares, respectively. For the six months ended June 30, 2007 and 2006, shares excluded from the calculation of diluted net income (loss) per share, totaled 2,059 and 2,302 shares, respectively.

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

The following is a summary of the financial statement activity related to the customer accommodation and the Quantification which is included as a separate line item in the accompanying consolidated balance sheets as of June 30, 2007 and December 31, 2006:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2007	2006

Beginning balance	$24,777	$46,878
Customer accommodation	—	10,402
Payments and other adjustments	(2,976)	(31,523)
Credits	(1,288)	(980)

Ending balance	$20,513	$24,777

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

8.	Cost of Investigation and Legal Proceedings, Net

We record insurance claims when the realization of the claims is probable. For the three months ended June 30, 2007 and 2006, we recorded a credit of ($6,638) and a charge of $5,336, respectively, and for the six months ended June 30, 2007 and 2006, we recorded a credit of ($4,897) and a charge of $12,873, respectively, for costs associated with Management’s Billing Assessment as well as defense and other costs associated with the SEC and U.S. Department of Justice (DOJ) investigations and civil litigation that we deemed to be unusual in nature. These costs are net of insurance claim reimbursements. See Note 11. The following is a summary of the amounts recorded in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Legal fees	$4,369	$3,819	$8,846	$8,225
Other professional fees	843	618	1,444	2,837
Nightingale & Associates, LLC (Nightingale) services	—	859	197	1,708
Insurance claims	(11,850)	—	(15,386)	—
Other	—	40	2	103

Total	$(6,638)	$5,336	$(4,897)	$12,873

9.	Restructuring Plans

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

	Six Months Ended June 30, 2007				Year Ended December 31, 2006
		Non-Cancelable				Non-Cancelable
	Total	Leases	Severance	Equipment	Total	Leases	Severance	Equipment

Beginning balance	$712	$648	$64	$—	$2,050	$1,693	$357	$—
Additional charge	381	210	146	25	3,442	1,653	1,447	342
Usage	(783)	(579)	(179)	(25)	(4,780)	(2,698)	(1,740)	(342)

Ending balance	$310	$279	$31	$—	$712	$648	$64	$—

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

Our consolidated income tax expense for the three and six months ended June 30, 2007 was $434 and $1,386, respectively, and consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the current year as well as state and foreign income taxes. We have recorded a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
Unaudited

Effective January 1, 2007, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (FIN 48). FIN 48 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with FASB Statement 109, Accounting for Income Taxes. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. We recorded a cumulative effect increase to retained earnings of $389 upon adoption.

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

We file income tax returns in the U.S. federal jurisdiction, all U.S. states which require income tax returns and foreign jurisdictions. Due to the nature of our operations, no state or foreign jurisdiction is individually significant. We have completed examinations by the U.S. federal jurisdiction through the year ended December 31, 2004. We are not currently under examination by the Internal Revenue Service. With limited exceptions we are no longer subject to examination by the U.S. federal or states jurisdiction for years beginning prior to 2003. We are no longer subject to examination by the UK federal jurisdiction for years beginning prior to 2005. We do have various state tax audits and appeals in process at any given time. We do not anticipate any adjustments that would result in a material change to our financial position or results of operations.

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

We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of June 30, 2007 or December 31, 2006 related to these indemnification provisions.

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

From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $0 and $12 for the three months ended June 30, 2007 and 2006, respectively, and $0 and $26 for the six months ended June 30, 2007 and 2006, respectively.

Our consolidated balance sheets as of June 30, 2007 and December 31, 2006 reflect accrued expenses due to Philips of $2,080 and $2,030, respectively.

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements mentioned above for the three and six months ended June 30, 2007 and 2006. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

PSRS licensing	$588	$614	$1,102	$1,125
PSRS consulting	—	—	—	3
OEM agreement	135	232	301	545
Dictation equipment	150	285	321	530
Insurance	840	223	1,561	446
PENAC	40	10	40	20
Other	—	—	—	42

Total	$1,753	$1,364	$3,325	$2,711

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

For the three months ended June 30, 2007 and 2006, we incurred charges of $764 and $859, respectively, and for the six months ended June 30, 2007 and 2006, we incurred charges of $1,487 and $1,708, respectively, for Nightingale services. As of June 30, 2007 and December 31, 2006, accrued expenses included $602 and $548, respectively, for amounts due to Nightingale for services performed.

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

Executive Overview

We are the leading provider of medical transcription technology and services, which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we employ approximately 6,100 skilled medical transcriptionists (MTs), making us the largest employer of MTs in the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in product development to leverage Philips’ technologies and professional expertise to deliver industry-leading solutions for our customers.

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

The past few years have been marked by dramatic changes for both us and our industry. During this period, a significant portion of our time and attention has been devoted to matters outside the ordinary course of business such as replacing key members of our executive management team, cooperating with federal investigators, responding to ongoing legal proceedings, and completing the Review and the extensive review of our historical AAMT line billing (Management’s Billing Assessment). A summary of significant events that have occurred during this period is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Significant Events Over the Past Few Years” in Item 1, Business and in Part II, Item 1, Legal Proceedings in this report.

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

Cost of investigation and legal proceedings, net

Cost of investigation and legal proceedings, net include legal fees incurred in connection with the SEC and DOJ investigations and proceedings and the defense of civil litigation matters described in Part II, Item 1, Legal Proceedings in this report, litigation support consulting, and consulting services provided by Nightingale and

Associates, LLC (Nightingale) in connection with the Review and Management’s Billing Assessment net of insurance claims reimbursement.

Consolidated Results of Operations

The following tables set forth our consolidated results of operations for the periods indicated below:

Comparison of Three Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	% Change
	($ in thousands)

Net revenues	$88,692	100.0%	$93,359	100.0%	$(4,667)	(5.0)%

Operating costs and expenses:
Cost of revenues	66,283	74.7%	72,392	77.5%	(6,109)	(8.4)%
Selling, general and administrative	17,917	20.2%	11,719	12.6%	6,198	52.9%
Research and development	2,823	3.2%	3,057	3.3%	(234)	(7.7)%
Depreciation	2,640	3.0%	3,003	3.2%	(363)	(12.1)%
Amortization of intangible assets	1,358	1.5%	1,536	1.6%	(178)	(11.6)%
Cost of investigation and legal proceedings, net	(6,638)	(7.5)%	5,336	5.7%	(11,974)	(224.4)%
Restructuring charges	125	0.1%	493	0.5%	(368)	(74.6)%

Total operating costs and expenses	84,508	95.3%	97,536	104.5%	(13,028)	(13.4)%

Operating income (loss)	4,184	4.7%	(4,177)	(4.5)%	8,361	(200.2)%
Equity in income of affiliated company	63	0.1%	162	0.2%	(99)	(61.1)%
Interest income, net	2,073	2.3%	1,901	2.0%	172	9.0%

Income (loss)before income taxes	6,320	7.1%	(2,114)	(2.3)%	8,434	(399.0)%
Income tax provision	434	0.5%	302	0.3%	132	43.7%

Net income (loss)	$5,886	6.6%	$(2,416)	(2.6)%	$8,302	(343.6)%

Net revenues

Net revenues decreased $4.7 million, or 5.0%, to $88.7 million for the three months ended June 30, 2007 compared with $93.4 million for the three months ended June 30, 2006. This decrease was attributable primarily to reduced service revenues of $5.5 million resulting primarily from lower medical transcription volume and lower pricing to both new and existing customers. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP. This decrease was partially offset by increased sales and implementations primarily of our Ovation and SpeechQ technology products of $0.9 million.

We continue to experience pricing pressures as our existing and potential customers seek out opportunities to reduce costs, particularly through the utilization of offshore labor.

Cost of revenues

Cost of revenues decreased $6.1 million, or 8.4%, to $66.3 million for the three months ended June 30, 2007 compared with $72.4 million for the three months ended June 30, 2006. This decrease was attributable primarily to:

•	reduced medical transcription payroll costs of $2.7 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	decreased telecommunications costs of $1.1 million associated with both the decrease in our service revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•	reduced other costs of $2.5 million resulting from headcount and facility reductions associated with our 2005 restructuring plan based on a centralized national service delivery model to streamline our organizational and operational structure to better service our customers (2005 Restructuring Plan); offset by

•	an increased in technology product costs of $0.2 million related directly to the increase in product revenues for Ovation and SpeechQ.

As a percentage of net revenues, cost of revenues decreased to 74.7% for the three months ended June 30, 2007 from 77.5% for the same period in 2006, as a result largely of actions taken to reduce fixed costs at a faster pace than net revenues.

Selling, general and administrative

SG&A expenses increased $6.2 million, or 52.9%, to $17.9 million for the three months ended June 30, 2007 compared with $11.7 million for the three months ended June 30, 2006. This increase was due primarily to an increase of $1.8 million due to higher legal fees for matters unrelated to the Review and Management’s Billing Assessment; $1.4 million associated with the separation and replacement of certain members of our executive management team; an increase in audit fees of $1.5 million related to the audit of our financial statements and the audit of our internal control over financial reporting; the reassignment of Nightingale services in 2007 to focus on operation matters of $0.7 million; an increase of $0.6 million in insurance premiums and an increase in all other miscellaneous SG&A expenses of $0.2 million. SG&A expenses as a percentage of net revenues were 20.2% for the three months ended June 30, 2007 compared with 12.6% for the same period in 2006.

Research and development

R&D expenses decreased $0.2 million, or 7.7%, to $2.8 million for the three months ended June 30, 2007 compared with $3.1 million for the three months ended June 30, 2006. R&D expenses as a percentage of net revenues were 3.2% for the three months ended June 30, 2007 compared with 3.3% for the same period in 2006.

Depreciation

Depreciation expense decreased $0.4 million, or 12.1%, to $2.6 million for the three months ended June 30, 2007 compared with $3.0 million for the three months ended June 30, 2006. This decrease was attributable primarily to fixed assets reaching the end of their depreciable period. Depreciation expense as a percentage of net revenues was 3.0% for the three months ended June 30, 2007 compared with 3.2% for the same period in 2006.

Amortization

Amortization of intangible assets decreased $0.2 million, or 11.6%, to $1.4 million for the three months ended June 30, 2007 compared with $1.5 million for the three months ended June 30, 2006. This decrease was the result primarily of several intangible assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 1.5% for the three months ended June 30, 2007 compared with 1.6% for the same period in 2006.

Cost of investigation and legal proceedings, net

Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings. These costs and expenses decreased $12.0 million to ($6.6) million for the three months ended June 30, 2007 compared with $5.3 million for the three months ended June 30, 2006. This reduction in costs was the result of the recognition of $11.9 million in insurance claims in 2007 and the reassignment of Nightingale services in 2007 to focus on operational matters of $0.7 million as well as lower Nightingale expenses of $0.1 million. This reduction in costs was offset by an increase in legal fees incurred in connection with the SEC and DOJ investigation and proceeding and the defense of civil litigation matters as well as litigation support consulting of $0.8 million.

Restructuring charges

During the latter half of 2005, we implemented the 2005 Restructuring Plan which involved the consolidation of operating facilities and a related reduction in workforce. During the three months ended June 30, 2007, we recorded a restructuring charge of $0.1 million compared with $0.5 million in 2006. Restructuring charges were lower in 2007 as the majority of our actions were completed during 2006.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $0.2 million, or 9.0%, to $2.1 million for the three months ended June 30, 2007 compared with $1.9 million for the three months ended June 30, 2006. This increase was attributable to higher interest rates earned in the 2007 period (5.0%) compared with the 2006 period (4.7%). Our average cash balance for the three months ended June 30, 2007 was $5.5 million greater than the comparable 2006 period.

Income tax provision

The effective income tax rate for the three months ended June 30, 2007 was 6.9% compared with an effective income tax rate of 14.3% for the three months ended June 30, 2006. The 2007 rate primarily consists of provisions for the deferred tax liability related to the current year tax goodwill amortization, which is indefinite in nature as well as the valuation allowance provided against a majority of U.S. deferred tax assets created in 2007. The provision also includes state and foreign income taxes and accrued interest on tax uncertainties. No additional current federal income taxes were provided because of the availability of deductible temporary differences. Additionally, favorable Texas legislation was enacted that resulted in the increasing of a deferred tax asset. The resulting rate is a function of a fixed positive tax expense due primarily to the deferred tax liability recorded related to tax goodwill amortization offset by the favorable Texas legislation. The 2006 rate is impacted by adjustments made to our income tax provision to reflect certain tax benefits related to alternative minimum tax credits. These tax credits were offset by adjustments related to various state tax exposures.

Comparison of Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	% Change
	($ in thousands)

Net revenues	$177,758	100.0%	$189,373	100.0%	$(11,615)	(6.1)%

Operating costs and expenses:
Cost of revenues	134,628	75.7%	146,727	77.5%	(12,099)	(8.2)%
Selling, general and administrative	32,610	18.3%	26,643	14.1%	5,967	22.4%
Research and development	6,265	3.5%	6,258	3.3%	7	0.1%
Depreciation	5,179	2.9%	5,894	3.1%	(715)	(12.1)%
Amortization of intangible assets	2,704	1.5%	3,111	1.6%	(407)	(13.1)%
Cost of investigation and legal proceedings, net	(4,897)	(2.8)%	12,873	6.8%	(17,770)	(138.0)%
Restructuring charges	381	0.2%	1,705	0.9%	(1,324)	(77.7)%

Total operating costs and expenses	176,870	99.5%	203,211	107.3%	(26,341)	(13.0)%

Operating income (loss)	888	0.5%	(13,838)	(7.3)%	14,726	(106.4)%
Equity in income of affiliated company	323	0.2%	558	0.3%	(235)	(42.1)%
Interest income, net	4,175	2.3%	3,698	2.0%	477	12.9%

Income (loss)before income taxes	5,386	3.0%	(9,582)	(5.1)%	14,968	(156.2)%
Income tax provision	1,386	0.8%	1,305	0.7%	81	6.2%

Net income (loss)	$4,000	2.3%	$(10,887)	(5.7)%	$14,887	(136.7)%

Net revenues

Net revenues decreased $11.6 million, or 6.1%, to $177.8 million for the six months ended June 30, 2007 compared with $189.4 million for the six months ended June 30, 2006. Excluding a charge of $1.2 million in 2006 related to the customer accommodation program, which did not occur in 2007, service revenues decreased $12.8 million resulting primarily from lower medical transcription volume and lower pricing to both new and existing customers. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP.

Cost of revenues

Cost of revenues decreased $12.1 million, or 8.2%, to $134.6 million for the six months ended June 30, 2007 compared with $146.7 million for the six months ended June 30, 2006. This decrease was attributable primarily to:

•	reduced medical transcription payroll costs of $3.8 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	decreased telecommunications costs of $2.8 million associated with both the decrease in our service revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•	reduced technology product costs of $0.3 million; and

•	reduced other costs of $5.2 million resulting from headcount and facility reductions associated with the 2005 Restructuring Plan.

As a percentage of net revenues, cost of revenues decreased to 75.7% for the six months ended June 30, 2007 from 77.5% for the same period in 2006, as a result largely of actions taken to reduce fixed costs at a faster pace than net revenue.

Selling, general and administrative

SG&A expenses increased $6.0 million, or 22.4%, to $32.6 million for the six months ended June 30, 2007 compared with $26.6 million for the six months ended June 30, 2006. This increase was due primarily to an increase of $2.9 million due to higher legal fees for matters unrelated to the Review and Management’s Billing Assessment; $1.4 million associated with the separation and replacement of certain members of our executive management team; an increase in audit fees of $1.5 million related to the audit or our financial statements and the audit of our internal control over financial reporting; the reassignment of Nightingale services in 2007 to focus on operation matters of $1.2 million; an increase of $1.0 million in insurance premiums; and an increase in all other miscellaneous SG&A costs of $0.1 million. These increases were offset by a decrease of $1.1 million for bad debt expense; and a decrease in compensation costs of $1.0 million. SG&A expenses as a percentage of net revenues were 18.3% for the six months ended June 30, 2007 compared with 14.1% for the same period in 2006.

Depreciation

Depreciation expense decreased $0.7 million, or 12.1%, to $5.2 million for the six months ended June 30, 2007 compared with $5.9 million for the six months ended June 30, 2006. This decrease was attributable primarily to fixed assets reaching the end of their depreciable period. Depreciation expense as a percentage of net revenues was 2.9% for the six months ended June 30, 2007 compared with 3.1% for the same period in 2006.

Amortization

Amortization of intangible assets decreased $0.4 million, or 13.1%, to $2.7 million for the six months ended June 30, 2007 compared with $3.1 million for the six months ended June 30, 2006. This decrease was the result primarily of several intangible assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 1.5% for the six months ended June 30, 2007 compared with 1.6% for the same period in 2006.

Cost of investigation and legal proceedings, net

Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings. These costs and expenses decreased $17.8 million to ($4.9) million for the six months ended June 30, 2007 compared with $12.9 million for the six months ended June 30, 2006. This reduction in costs was primarily due to the recognition of $15.4 million of insurance claims in 2007; the reassignment of Nightingale services in 2007 to focus on operational matters of $1.2 million as well as lower Nightingale expenses of $0.2 million; and a decrease in legal fees in connection with the SEC and DOJ investigation and proceedings; the defense of civil litigation matters as well as litigation support consulting of $0.8 million.

Restructuring charges

During the latter half of 2005, we implemented the 2005 Restructuring Plan which involved the consolidation of operating facilities and a related reduction in workforce. During the six months ended June 30, 2007, we recorded restructuring charges of $0.4 million compared with $1.7 million in 2006. Restructuring charges were lower in 2007 as the majority of our actions were completed during 2006.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $0.5 million, or 12.9%, to $4.2 million for the six months ended June 30, 2007 compared with $3.7 million for the six months ended June 30, 2006. This increase was attributable to higher interest rates earned in the 2007 period (5.0%) compared with the 2006 period (4.57%).

Income tax provision

The effective income tax rate for the six months ended June 30, 2007 was 25.7% compared with an effective income tax rate of 13.6% for the six months ended June 30, 2006. The 2007 rate primarily consists of provisions for the deferred tax liability related to the current year for goodwill amortization, which is indefinite in nature as well as the valuation allowance provided against a majority of U.S. deferred tax assets created in the six months ended June 30, 2007. The provision also includes state and foreign income taxes and accrued interest on tax uncertainties. No additional current federal income taxes were provided because of the availability of deductible temporary differences. Additionally, favorable Texas legislation was enacted that resulted in the increasing of a deferred tax asset. The resulting rate is a function of a fixed positive tax expense due primarily to the deferred tax liability recorded related to tax goodwill amortization offset by the favorable Texas legislation. The 2006 rate is impacted by adjustments made to income tax expense to reflect the tax benefits for alternative minimum tax credits offset by adjustments from various state tax exposures.

Liquidity and Capital Resources

As of June 30, 2007, we had net working capital of $155.1 million compared with $145.5 million as of December 31, 2006. Our principal sources of liquidity was available cash on hand. Cash and cash equivalents decreased $14.1 million for the six months ended June 30, 2007 to $161.3 million as of June 30, 2007 from $175.4 million as of December 31, 2006. This decrease was driven primarily by cash used in operating activities of $9.2 million and purchases of property and equipment and capitalized software of $5.0 million. The $9.2 million net cash used by operating activities reflects accommodation payments of $2.5 million as well as payments of $7.8 million related to settlement of the matter described under the caption “Shareholder Securities Litigation” in Part II, Item 1, Legal Proceedings. These payments were offset by other activity of $1.1 million. During the 2007 second quarter we received insurance recoveries of $3.3 million.

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

Contractual Obligations

The following table summarizes our obligations to make future payments under current contracts as of June 30, 2007 (in thousands):

	Payments Due By December 31,
	Total	2007	2008	2009	2010	2011	Thereafter

Operating Lease Obligations	$5,764	$1,203	$1,561	$1,327	$1,000	$477	$196
Purchase Obligations(1)	26,341	5,677	5,640	5,640	5,640	3,744	—
Severance and Other Guaranteed Payment Obligations(2)	2,630	897	1,733	—	—	—	—

Total Contractual Obligations	$34,735	$7,777	$8,934	$6,967	$6,640	$4,221	$196

(1)	Purchase obligations are for telecommunication contracts ($23,484), a licensing payment ($1,100), a development fee of ($780) and other recurring purchase obligations ($977).
(2)	Severance and Other Guaranteed Payment Obligations consist of severance payments to our former President and our former Chief Operating Officer ($1,392); retention bonus agreements ($785) and bonus agreement payments due to Nightingale ($453). Both the retention and Nightingale bonus agreements were entered into during the third quarter of 2007 but prior the filing of this report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2007. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our inability to file this report within the required time period, our disclosure controls and procedures were not effective as of June 30, 2007. To compensate for the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, we believe that the consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered thereby in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Exhibits

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