Form 10-Q
period 2007-09-30
MEDQUIST INC
filed 2007-11-08
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number:
MEDQUIST INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2531298
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 BISHOPS GATE BOULEVARD	08054-4632
SUITE 300	(Zip Code)
MOUNT LAUREL, NEW JERSEY
Address of principal executive offices)
(856) 206-4000
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
     The number of registrant’s shares of common stock, no par value, outstanding as of October 31, 2007 was 37,487,323.

MEDQUIST INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$82,518	$82,096	$260,276	$271,469

Operating costs and expenses:
Cost of revenues	64,290	67,929	198,918	214,656
Selling, general and administrative	15,548	12,765	48,158	39,408
Research and development	3,808	3,447	10,073	9,705
Depreciation	2,861	3,149	8,040	9,043
Amortization of intangible assets	1,361	1,363	4,065	4,474
Cost of investigation and legal proceedings, net	4,441	(3,854)	(456)	9,019
Restructuring charges	554	1,234	935	2,939

Total operating costs and expenses	92,863	86,033	269,733	289,244

Operating loss	(10,345)	(3,937)	(9,457)	(17,775)

Equity in income of affiliated company	124	180	447	738
Interest income, net	2,302	1,977	6,477	5,675

Loss before income taxes	(7,919)	(1,780)	(2,533)	(11,362)

Income tax provision	1,016	324	2,402	1,629

Net loss	$(8,935)	$(2,104)	$(4,935)	$(12,991)

Net loss per share:
Basic	$(0.24)	$(0.06)	$(0.13)	$(0.35)

Diluted	$(0.24)	$(0.06)	$(0.13)	$(0.35)

Weighted average shares outstanding:
Basic	37,484	37,484	37,484	37,484

Diluted	37,484	37,484	37,484	37,484

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$165,942	$175,412
Accounts receivable, net of allowance of $4,053 and $4,494, respectively	54,039	54,778
Insurance receivable	—	707
Income tax receivable	1,923	1,772
Deferred income taxes	297	298
Other current assets	8,599	7,645

Total current assets	230,800	240,612

Property and equipment, net of accumulated depreciation of $45,240 and $37,838, respectively	22,231	20,969
Goodwill	125,683	124,826
Other intangible assets, net of accumulated amortization of $48,386 and $44,218, respectively	42,923	45,448
Deferred income taxes	2,335	2,378
Other assets	7,570	6,906

Total assets	$431,542	$441,139

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,101	$10,779
Accrued expenses	19,271	28,812
Accrued compensation	16,521	15,558
Customer accommodation and quantification	18,768	24,777
Deferred revenue	15,312	15,202

Total current liabilities	84,973	95,128

Deferred income tax liability	19,957	18,034
Other non-current liabilities	2,204	458

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares; 37,484 and 37,484 shares issued and outstanding, respectively	235,526	235,080
Retained earnings	83,147	87,693
Deferred compensation	332	332
Accumulated other comprehensive income	5,403	4,414

Total shareholders’ equity	324,408	327,519

Total liabilities and shareholders’ equity	$431,542	$441,139

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Nine months ended
	September 30,
	2007	2006
Operating activities:
Net loss	$(4,935)	$(12,991)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,105	13,517
Equity in income of affiliated company	(447)	(738)
Deferred income tax provision	1,848	3,680
Stock option expense	446	1,591
Provision for doubtful accounts	3,649	4,725
Asset writeoff charges	78	498
Changes in operating assets and liabilities excluding effects of acquisitions:
Accounts receivable	(4,707)	9,021
Income tax receivable	(151)	1,431
Insurance receivable	707	(8,702)
Other current assets	(954)	1,544
Other non-current assets	(219)	1,129
Accounts payable	3,156	1,035
Accrued expenses	(9,341)	(9,119)
Accrued compensation	929	(3,999)
Customer accommodation and quantification	(4,048)	(14,329)
Deferred revenue	(84)	(2,174)
Other non-current liabilities	1,938	(2,447)

Net cash used in operating activities	$(30)	$(16,328)

Investing activities:
Purchase of property and equipment	(8,337)	(7,296)
Capitalized software	(1,218)	(21)

Net cash used in investing activities	(9,555)	(7,317)

Effect of exchange rate changes	115	52

Net decrease in cash and cash equivalents	(9,470)	(23,593)

Cash and cash equivalents — beginning of period	175,412	178,271

Cash and cash equivalents — end of period	$165,942	$154,678

Supplemental cash flow information:

Cash paid (recovered) for income taxes	$167	$(3,465)

Accommodation payments paid with credits	$1,961	$424

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
1.  Description of Business
     We are a provider of medical transcription technology and services which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in product development. On November 2, 2007, our majority shareholder, Koninklijke Philips Electronics N.V. (Philips), announced that it was going to proceed with the sale of its ownership interest in us if a satisfactory price and other acceptable terms can be realized. In addition, on November 2, 2007 we announced, in light of Philips’ announcement, that our board of directors, in connection with its previously disclosed review of our strategic alternatives, is evaluating whether a sale of us is in our best interests and the best interests of our shareholders. See Note 11.
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

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
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
4.  Stock-Based Compensation
     On January 1, 2006, we adopted the fair value recognition provisions of FASB Statement 123 (revised 2004), Share-Based Payment, (Statement 123(R)), using the modified prospective transition method which requires application of Statement 123(R) on the date of adoption. Under the modified prospective transition method, compensation cost associated with share-based awards recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value previously estimated in accordance with the provisions of FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123). Had we granted options during the nine months ended September 30, 2007, the compensation cost for those options would have been based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). In March 2005, the SEC issued SAB 107 (SAB 107) which provided supplemental guidance related to Statement 123(R). We have applied the provisions of SAB 107 in our adoption of Statement 123(R).
     Statement 123(R) requires companies to estimate the fair value of stock options on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service periods. The following table summarizes the stock-based compensation expense related to employee stock options recognized under Statement 123(R). Included in these expenses for the three months ended September 30, 2007 and 2006, were $101 and $0, respectively, and for the nine months ended September 30, 2007 and 2006, $120 and $102, respectively, that were related to options that were issued to certain executive officers on October 4, 2007, which was the date we became current in our periodic reporting obligations with the SEC.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Selling, general and administrative	$130	$87	$188	$398
Research and development	39	39	62	175
Cost of revenues	70	313	196	1,018

Total	$239	$439	$446	$1,591

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     As of September 30, 2007, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $131, which is expected to be recognized over a weighted-average period of .4 years.
     The fair value of the options granted is estimated using the Black-Scholes option-pricing model.
     Our stock option plans provide for the granting of options to purchase shares of common stock to eligible employees (including officers) as well as to our non-employee directors. Options may be issued with exercise prices equal to the fair market value of the common stock on the date of grant or at a price determined by our board of directors or a committee of our board of directors. Stock options vest and are exercisable over periods determined by the committee, generally five years, and expire no more than 10 years after the grant.
     In July 2004, our board of directors affirmed our June 2004 decision to indefinitely suspend the exercise and future grant of options under our stock option plans. Ten former executives separated from us in 2005 and 2004. Notwithstanding the suspension, to the extent such executives held options that were vested as of their resignation date, such options remain exercisable for the post-termination period, generally 90 days, commencing on the date that the suspension is lifted for the exercise of options. This suspension was lifted on October 4, 2007. The extension of the life of the awards was recorded as a modification of the grants. There are 704 shares that have qualified for this post-termination exercise period. A summary of these post-termination options as of September 30, 2007 is as follows:

			Options exercisable
					Average
			Number of	Intrinsic	Exercise
Range of Exercise Prices			Shares	Value	Price
$2.71	—	$10.00	34	$240	$5.39
$10.01	—	$20.00	146	—	$15.02
$20.01	—	$70.00	524	—	$46.76

			704	$240

     Information with respect to our common stock as of September 30, 2007 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding, December 31, 2006	2,282	$32.70
Forefeited	(110)	$30.76
Canceled	(4)	$17.45

Outstanding, September 30, 2007	2,168	$32.82	3.0	$246

Exercisable, September 30, 2007	2,110	$33.25	2.9	$246

Options vested and expected to vest as of September 30, 2007	2,130	$33.10	3.0	$246

     There were no options granted or exercised during the nine months ended September 30, 2007 and 2006. The total fair value of shares vested during the nine months ended September 30, 2007 was $276. The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of in-the-money options.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     A summary of outstanding and exercisable options as of September 30, 2007 is as follows:

Options outstanding				Options exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(in years)	Price	of Shares	Price
$2.71 - $10.00	34	2.0	$5.39	34	$5.39
$10.01 - $20.00	543	3.8	$16.48	485	$16.37
$20.01 - $30.00	819	3.5	$26.71	819	$26.71
$30.01 - $40.00	218	1.7	$32.23	218	$32.23
$40.01 - $70.00	554	1.8	$59.84	554	$59.84

	2,168	3.0	$32.82	2,110	$33.25

     As of September 30, 2007, there were 1,151 additional options available for grant under our stock option plans. On October 4, 2007, certain executive officers, in accordance with their employment agreements, received an aggregate of 200 options with an exercise price of $11.20, which was equal to the closing price of our common stock on the date of grant as reported by the Pink Sheets, LLC. The following table reflects the expenses related to these stock options that were included as part of the Statement 123(R) stock-based compensation expense in the accompanying consolidated statements of operations with respect to these stock options:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Selling, general and administrative	$71	$—	$84	$72
Research and development	30	—	36	30

Total	$101	$—	$120	$102

     Since the exercise price of these options was not known until October, 2007, the fair value of such awards was remeasured as of each balance sheet date until the exercise price was determined.
5.  Other Comprehensive Loss
     Other comprehensive loss was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(8,935)	$(2,104)	$(4,935)	$(12,991)
Foreign currency translation adjustment	587	486	989	625

Comprehensive loss	$(8,348)	$(1,618)	$(3,946)	$(12,366)

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

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     The following table reflects the weighted average shares outstanding used to compute basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(8,935)	$(2,104)	$(4,935)	$(12,991)

Weighted average shares outstanding:
Basic	37,484	37,484	37,484	37,484
Diluted	37,484	37,484	37,484	37,484

Net loss per share:
Basic	$(0.24)	$(0.06)	$(0.13)	$(0.35)
Diluted	$(0.24)	$(0.06)	$(0.13)	$(0.35)
     The computation of diluted net loss per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net loss per share. For the three months ended September 30, 2007 and 2006, shares having an anti-dilutive effect on net loss per share and, therefore, excluded from the calculation of diluted loss per share, totaled 2,168 and 2,237 shares, respectively. For the nine months ended September 30, 2007 and 2006, shares excluded from the calculation of diluted net loss per share, totaled 2,168 and 2,237 shares, respectively.
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
     The goal of our accommodation program was to reach a settlement with our AAMT Customers. However, the Accommodation Analysis for certain AAMT Customers did not result in positive accommodation outcomes. For certain other customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical AAMT line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006 we modified our accommodation program to enable us to offer this group of AAMT Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
accommodation offers up to an additional $8,676 beyond amounts previously authorized. During 2006, this amount was adjusted by a net additional amount of $569 based on a refinement of the Accommodation Analysis resulting in an aggregate amount of $9,245. In connection with the credit accommodation offers we recorded a reduction in revenues and corresponding increase in accrued expenses of $9,245 in the third quarter of 2006.
     The following is a summary of the financial statement activity related to the customer accommodation and the Quantification which is included as a separate line item in the accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2006:

	Nine months ended	Year ended
	September 30, 2007	December 31, 2006
Beginning balance	$24,777	$46,878
Customer accommodation	—	10,402
Payments and other adjustments	(4,048)	(31,523)
Credits	(1,961)	(980)

Ending balance	$18,768	$24,777

8.  Cost of Investigation and Legal Proceedings, Net
     For the three months ended September 30, 2007 and 2006, we recorded a charge of $4,441 and a credit of ($3,854), respectively, and for the nine months ended September 30, 2007 and 2006, we recorded a credit of ($456) and a charge of $9,019, respectively, for costs associated with Management’s Billing Assessment as well as defense and other costs associated with the SEC and U.S. Department of Justice (DOJ) investigations and civil litigation that we deemed to be unusual in nature. These costs are net of insurance claim reimbursements. We record insurance claims when the realization of the claims is probable. See Note 11. The following is a summary of the amounts recorded in the accompanying consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Legal fees	$3,937	$3,327	$12,783	$11,552
Other professional fees	504	805	1,948	3,642
Nightingale & Associates, LLC (Nightingale) services	—	648	197	2,356
Insurance claims	—	(8,702)	(15,386)	(8,702)
Other	—	68	2	171

Total	$4,441	$(3,854)	$(456)	$9,019

9.  Restructuring Plans
     During 2005, we implemented a restructuring plan (2005 Plan) based on the implementation of a centralized national service delivery model. The 2005 Plan involved the consolidation of operating facilities and a related reduction in workforce. The table below reflects the financial statement activity related to the 2005 Plan which is included in accrued expenses in the accompanying consolidated balance sheets:

	Nine Months Ended September 30, 2007				Year Ended December 31, 2006
		Non-Cancelable				Non-Cancelable
	Total	Leases	Severance	Equipment	Total	Leases	Severance	Equipment
Beginning balance	$712	$648	$64	$—	$2,050	$1,693	$357	$—
Additional charge	404	233	146	25	3,442	1,653	1,447	342
Usage	(974)	(739)	(210)	(25)	(4,780)	(2,698)	(1,740)	(342)

Ending balance	$142	$142	$—	$—	$712	$648	$64	$—

     The 2005 Plan severance was completed during the third quarter of 2007 and the non-cancelable leases will be completed in 2009.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     During the third quarter of 2007, we implemented a restructuring plan (2007 Plan) related to the reduction in workforce of 104 employees as a result of the refinement of our centralized national services delivery model. We recorded $531 in severance charges and paid $24 related to the 2007 Plan during the three months ended September 30, 2007. Payments related to the 2007 Plan will be completed in 2008.
10.  Income Taxes
     Our consolidated income tax expense for the three and nine months ended September 30, 2007 was $1,016 and $2,402, respectively, and consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the current year as well as state and foreign income taxes. We have recorded a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years.
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
     As of January 1, 2007, the date of adoption, and after accounting for the cumulative effect adjustment noted above, our unrecognized tax benefits were $5,444 which includes $440 of accrued interest related to unrecognized income tax benefits, which we recognize as a component of the provision for income taxes. Of this amount $3,584 is attributable to uncertain tax positions with respect to certain deferred tax assets, which if recognized would be offset by a full valuation allowance due to the fact that it is not more likely than not that we would recognize sufficient income in the future to recognize these assets. Of the unrecognized tax benefits, $4,648 would impact the effective tax rate if recognized in a future period, not considering the impact of the current valuation allowance. $2,788 of this benefit would currently be offset by an increase in the valuation allowance as it is not more likely than not that we would have sufficient earnings to recognize this amount.
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
(In thousands, except for per share amounts)
Unaudited
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

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
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
     On June 8, 2007, plaintiffs filed a Motion for Summary Action with the Third Circuit Court of Appeals, asking the Court to dismiss plaintiffs who did not enter into arbitration agreements with us from the appeal. We filed our opposition to this motion on June 25, 2007. The Court has referred the motion to the merits panel for decision after full briefing. On August 1, 2007, plaintiffs filed a motion for expedited review on appeal. We did not oppose this motion, and the Third Circuit granted the request for expedited treatment, adopting the briefing schedule agreed to by the parties. The appeal will be fully briefed by November 16, 2007, and the Third Circuit has tentatively set oral argument for December 13, 2007. The Third Circuit ordered the parties to court-sponsored mediation. The parties participated in an initial session with the mediator on September 12, 2007 and a second session on October 12, 2007. An additional telephonic conference is scheduled for November 9, 2007. We believe that the claims asserted have no merit and intend to defend the case vigorously.
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
(In thousands, except for per share amounts)
Unaudited
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
     On October 11, 2007, the Court entered a Scheduling Order, ordering plaintiffs to file their motion for class certification not later than December 14, 2007 and setting a deadline of January 14, 2008, for the conclusion of factual discovery. A further status conference is set for January 10, 2008. No date has been set for trial. We believe that the claims asserted in the consolidated actions have no merit and intend to vigorously defend the suit.
  Reseller Arbitration Demand
     On October 1, 2007, we received, from counsel to nine current and former resellers of our products (Claimants), a copy of an arbitration demand filed by the Claimants, initiating an arbitration proceeding styled Diskriter, Inc., Electronic Office Systems, Inc., Milner Voice & Data, Inc., Nelson Systems, Inc., NEO Voice and Communications, Inc., Office Business Systems, Inc., Roach-Reid Office Systems, Inc., Stiles Office Systems, Inc. and Travis Voice and Data, Inc. v. MedQuist Inc. and MedQuist Transcriptions, Ltd. (filed on September 27, 2007, American Arbitration Association (AAA), Case Number Not Yet Assigned). The arbitration demand purports to set forth claims for (i) breach of contract; (ii) breach of covenant of good faith and fair dealing; (iii) promissory estoppel; (iv) misrepresentation; and (v) tortious interference with contractual relations. The Claimants allege that we breached our written agreements with the Claimants by: (i) failing to provide reasonable training, technical support, and other services; (ii) using the Claimants’ confidential information to compete against the Claimants; (iii) directly competing with the Claimants’ territories; and (iv) failing to make new products available to the Claimants. In addition, the Claimants allege that we made false oral representations

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
that we: (i) would provide new products, opportunities and support to the Claimants; (ii) were committed to continuing to use Claimants; (iii) did not intend to create our own sales force with respect to the Claimants’ territory; and (iv) would stay out of the Claimants’ territories and would not attempt to take over the Claimants business and relationships with the Claimants’ customers and end-users. The Claimants assert that they are seeking damages in excess of $24,300. The AAA has not yet set a date for us to formally respond to the arbitration demand. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.
  Other Matters
     From time to time, we have been involved in various other claims and legal actions arising in the ordinary course of business. In our opinion, the outcome of such actions will not have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.
     We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of September 30, 2007 or December 31, 2006 related to these indemnification provisions.
     We have insurance policies which provided coverage for certain of the matters related to the legal actions described herein. We filed claims for insurance recoveries commencing in the third quarter of 2006 and as of September 30, 2007 we have recovered $24,794 in the aggregate. We do not expect to receive any further recoveries related to these claims.
     In June 2007, we engaged Bear, Stearns & Co. Inc. as our financial advisor to review our strategic alternatives. We are uncertain as to what impact any particular strategic alternative will have on our operating results, our stock price and our business, if accomplished, or whether any transaction will even occur as a result of this review.
     On September 20, 2007, we entered into retention and strategic transaction bonus agreements with certain of our executive officers and also entered into retention bonus agreements with certain other employees. The purpose of these bonus agreements is to provide our executive officers and employees with an incentive to remain with us through February 29, 2008 and to further reward each eligible executive officer in the event we are able to successfully complete a strategic transaction.
     On November 2, 2007, Philips announced that it was going to proceed with the sale of its ownership interest in us if a satisfactory price and other acceptable terms can be realized. In addition, on November 2, 2007, we announced, in light of Philips announcement, that our board of directors, in connection with its previously disclosed review of our strategic alternatives, is evaluating whether a sale of us is in our best interests and the best interests of our shareholders. There is no assurance that any sale transaction involving us will occur as a result of the evaluation.
12.  Related Party Transactions
     From time to time, we enter into transactions in the normal course of business with related parties. The audit committee of our board of directors has been charged with the responsibility of approving or ratifying all material related party transactions other than those between us and Philips.
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

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
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
  OEM Supply Agreement
     On September 21, 2007, we entered into an Amended and Restated OEM Supply Agreement (Amended OEM Agreement) with PSRS. The Amended OEM Agreement amends and restates a previous OEM Supply Agreement with PSRS dated September 23, 2004. In connection with the Amended OEM Agreement certain amounts paid to PSRS were capitalized in fixed assets and are being amortized over a three-year period.
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
(In thousands, except for per share amounts)
Unaudited
  Purchasing Agreements
     We enter into annual letter agreements with Philips Electronics North America Corporation (PENAC), an affiliate of Philips, to purchase products and services from certain suppliers under the terms of the prevailing agreements between such suppliers and PENAC.
     From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $0 and $0 for the three months ended September 30, 2007 and 2006, respectively, and $0 and $26 for the nine months ended September 30, 2007 and 2006, respectively.
     Our consolidated balance sheets as of September 30, 2007 and December 31, 2006 reflect accrued expenses due to Philips of $3,622 and $2,030, respectively.
     Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements mentioned above for the three and nine months ended September 30, 2007 and 2006. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
PSRS licensing	$645	$718	$1,747	$1,843
PSRS consulting	—	—	—	3
OEM agreement	1,564	383	1,865	928
Dictation equipment	292	129	613	659
Insurance	121	843	1,682	1,289
PENAC	(10)	—	30	20
Other	—	—	—	42

Total	$2,612	$2,073	$5,937	$4,784

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
     For the three months ended September 30, 2007 and 2006, we incurred charges of $792 and $648, respectively, and for the nine months ended September 30, 2007 and 2006, we incurred charges of $2,279 and $2,356, respectively, for Nightingale services. During the three and nine months ended September 30, 2007, $792 and $2,082, respectively, of the charges for Nightingale’s services were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations due to Nightingale’s focus on operational matters instead of the Review and Management’s Billing Assessment. Previously charges related to Nightingale were recorded in cost of investigation and legal proceedings, net (see Note 8). As of September 30, 2007 and December 31, 2006, accrued expenses included $899 and $548, respectively, for amounts due to Nightingale for services performed.

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
•	each of the matters discussed in Part II, Item 1, Legal Proceedings, and Part II, Item 1A, Risk Factors;

•	difficulties relating to our significant management turnover;

•	our ability to recruit and retain qualified medical transcriptionists (MTs) and other employees;

•	the impact of our new services and products on the demand for our existing services and products;

•	our current dependence on medical transcription for substantially all of our business;

•	our ability to expand our customer base;

•	changes in law, including, without limitation, the impact Health Insurance Portability and Accountability Act of 1996 (HIPAA) will have on our business;

•	infringement on the proprietary rights of others;

•	our ability to diversify into other businesses;

•	the results of our review of strategic alternatives, including our evaluation of whether a sale of us is in the best interest of our shareholders and us;

•	our ability to effectively integrate newly-acquired operations;

•	competitive pricing pressures in the medical transcription industry and our response to those pressures; and

•	general conditions in the economy and capital markets.
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
Executive Overview
     We are the leading provider of medical transcription technology and services, which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we employ approximately

5,900 skilled MTs, making us the largest employer of MTs in the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition, electronic signature and medical coding technology and services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in product development to leverage Philips’ technologies and professional expertise to deliver industry-leading solutions for our customers.
     We were incorporated in New Jersey in 1984 and reorganized in 1987 as a group of outpatient healthcare businesses affiliated with a non-profit healthcare provider. In May 1994, we acquired our first medical transcription business. Through the date of this report, we have acquired over 50 companies. By the end of 1995, we had divested all of our non-medical transcription businesses.
     In July 2000, Philips completed a tender offer in which it acquired approximately 60% of our outstanding common stock. Subsequent to the completion of the tender offer, Philips increased its ownership position and currently owns approximately 69.6% of our common stock. On November 2, 2007, Philips announced that it was going to proceed with the sale of its ownership interest in us if a satisfactory price and other acceptable terms can be realized. In addition, on November 2, 2007, we announced, in light of Philips announcement, that our board of directors, in connection with its previously-disclosed review of our strategic alternatives, is evaluating whether a sale of MedQuist is in our best interests and the best interests of our shareholders. There is no assurance that any sale transaction involving us will occur as a result of the evaluation.
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
  Basis of Presentation
  Sources of Revenues
     We derive revenues primarily from the provision of medical transcription services to health systems, hospitals and large group medical practices. Our customers are generally charged a rate times the volume of work that we transcribe. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, maintenance services, digital dictation, speech recognition, electronic signature and medical coding technology and services. Our medical transcription revenues, excluding charges for the customer accommodation program, have been declining over the past several years, as prices have declined and some customers have switched to alternative vendors. Our technology products and services revenues also declined over the past several years, as many products reached end of life and new products have not replaced the lost revenue.
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
  Cost of investigation and legal proceedings, net
     Cost of investigation and legal proceedings, net include legal fees incurred in connection with the SEC and DOJ investigations and proceedings and the defense of civil litigation matters described in Part II, Item 1, Legal Proceedings in this report, litigation support consulting, and consulting services provided during 2006 by Nightingale and Associates, LLC (Nightingale) in connection with the Review and Management’s Billing Assessment, net of insurance claims reimbursement.
Consolidated Results of Operations
     The following tables set forth our consolidated results of operations for the periods indicated below:

Comparison of Three Months Ended September 30, 2007 and 2006

	Three months ended September 30,
	2007		2006
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change
Net revenues	$82,518	100.0%	$82,096	100.0%	$422	0.5%

Operating costs and expenses:
Cost of revenues	64,290	77.9%	67,929	82.7%	(3,639)	(5.4%)
Selling, general and administrative	15,548	18.8%	12,765	15.5%	2,783	21.8%
Research and development	3,808	4.6%	3,447	4.2%	361	10.5%
Depreciation	2,861	3.5%	3,149	3.8%	(288)	(9.1%)
Amortization of intangible assets	1,361	1.6%	1,363	1.7%	(2)	(0.1%)
Cost of investigation and legal proceedings, net	4,441	5.4%	(3,854)	(4.7%)	8,295	(215.2%)
Restructuring charges	554	0.7%	1,234	1.5%	(680)	(55.1%)

Total operating costs and expenses	92,863	112.5%	86,033	104.8%	6,830	7.9%

Operating loss	(10,345)	(12.5%)	(3,937)	(4.8%)	(6,408)	162.8%

Equity in income of affiliated company	124	0.2%	180	0.2%	(56)	(31.1%)
Interest income, net	2,302	2.8%	1,977	2.4%	325	16.4%

Loss before income taxes	(7,919)	(9.6%)	(1,780)	(2.2%)	(6,139)	344.9%

Income tax provision	1,016	1.2%	324	0.4%	692	213.6%

Net loss	$(8,935)	(10.8%)	$(2,104)	(2.6%)	$(6,831)	324.7%

Net revenues
     Net revenues increased $0.4 million, or 0.5%, to $82.5 million for the three months ended September 30, 2007 compared with $82.1 million for the three months ended September 30, 2006. This increase was attributable primarily to:
•	increased transcription service revenues of $1.7 million resulting primarily from an $8.5 million charge for the customer accommodation program in the 2006 period. Excluding this charge, transcription revenue declined $6.8 million due to lower medical transcription volume and lower pricing to both new and existing customers. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP;

•	increased other services revenues of $0.4 million; offset by

•	reduced sales and implementations of our technology products of $1.7 million.
     We continue to experience pricing pressures as our existing and potential customers seek out opportunities to reduce costs, particularly through the utilization of offshore labor.

Cost of revenues
     Cost of revenues decreased $3.6 million, or 5.4%, to $64.3 million for the three months ended September 30, 2007 compared with $67.9 million for the three months ended September 30, 2006. This decrease was attributable primarily to:
•	reduced medical transcription payroll costs of $3.3 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	decreased telecommunications costs of $0.6 million associated with both the decrease in our service revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet; offset by

•	an increase in technology product costs of $0.4 million;
     As a percentage of net revenues, cost of revenues decreased to 77.9% for the three months ended September 30, 2007 from 82.7% for the same period in 2006 (the 2006 period included the aforementioned $8.5 million charge for the customer accommodation program).
Selling, general and administrative
     SG&A expenses increased $2.8 million, or 21.8%, to $15.5 million for the three months ended September 30, 2007 compared with $12.8 million for the three months ended September 30, 2006. This increase was due primarily to $1.3 million of professional fees incurred related to the evaluation of strategic alternatives for us; an increase in audit fees of $0.8 million related to the audit of our consolidated financial statements and the audit of our internal control over financial reporting; an increase of $0.8 million due to the reassignment of Nightingale services in 2007 due to Nightingale’s focus on operational matters instead of the Review and Management’s Billing Assessment. These increases were partially offset by a decrease in all other SG&A expenses of $0.1 million. SG&A expenses as a percentage of net revenues were 18.8% for the three months ended September 30, 2007 compared with 15.5% for the same period in 2006.
Research and development
     R&D expenses increased $0.4 million, or 10.5%, to $3.8 million for the three months ended September 30, 2007 compared with $3.4 million for the three months ended September 30, 2006. This increase was due primarily to an increase in consulting fees for enhancements being made to our speech recognition software. R&D expenses as a percentage of net revenues were 4.6% for the three months ended September 30, 2007 compared with 4.2% for the same period in 2006.
Depreciation
     Depreciation expense decreased $0.3 million, or 9.1%, to $2.9 million for the three months ended September 30, 2007 compared with $3.1 million for the three months ended September 30, 2006. This decrease was attributable primarily to fixed assets reaching the end of their depreciable period. Depreciation expense as a percentage of net revenues was 3.5% for the three months ended September 30, 2007 compared with 3.8% for the same period in 2006.
Amortization
     Amortization of intangible assets remained unchanged for the three months ended September 30, 2007 compared with the three months ended September 30, 2006. Amortization of intangible assets as a percentage of net revenues was 1.6% for the three months ended September 30, 2007 compared with 1.7% for the same period in 2006.
Cost of investigation and legal proceedings, net
     Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings. These costs and expenses increased $8.3 million to $4.4 million for the three months ended September 30, 2007 compared with ($3.9) million for the three months ended September 30, 2006. This increase in costs was the result of the recognition of $8.7 million in insurance claim reimbursements in the three months ended September 30, 2006. In addition, for the three months ended September 30, 2007, costs declined $0.4 million due primarily to the reassignment to SG&A expenses of Nightingale’s services in connection with its focus on operational matters instead of the Review and Management’s Billing Assessment.
Restructuring charges
     We have implemented various restructuring plans to streamline our organizational and operational structure and to better service our customers. These restructuring plans have involved the consolidation of operating facilities and the related reduction in workforce. During the three months ended September 30, 2007, we recorded a restructuring charge of $0.6 million compared with $1.2 million in 2006. Restructuring charges were lower in 2007 as a majority of our actions were completed during 2006.
Interest income, net
     Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $0.3 million, or 16.4%, to $2.3 million for the three months ended September 30, 2007 compared with $2.0 million for the three months ended September 30, 2006. This increase was attributable to higher interest rates earned in the 2007 period (5.6%) compared with the 2006 period (5.0%). Our average cash balance for the three months ended September 30, 2007 was $6.3 million greater than the comparable 2006 period.
Income tax provision
     The effective income tax rate for the three months ended September 30, 2007 was 12.8% compared with an effective income tax rate of 18.2% for the three months ended September 30, 2006. The 2007 rate consists primarily of provisions for the deferred tax liability related to the current year tax goodwill amortization, which is indefinite in nature as well as the valuation allowance provided against a majority of U.S. deferred tax assets created in 2007. The provision also includes state and foreign income taxes and accrued interest on tax uncertainties. Also, a tax rate change in the United Kingdom reduced the value of our United Kingdom deferred tax assets. No additional current federal income taxes were provided because of the availability of deductible temporary differences. The resulting rate is a function of a fixed positive tax expense due primarily to the deferred tax liability recorded related to tax goodwill amortization and the United Kingdom tax rate change.
Comparison of Nine Months Ended September 30, 2007 and 2006

	Nine months ended September 30,
	2007		2006
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change
Net revenues	$260,276	100.0%	$271,469	100.0%	$(11,193)	(4.1%)

Operating costs and expenses:
Cost of revenues	198,918	76.4%	214,656	79.1%	(15,738)	(7.3%)
Selling, general and administrative	48,158	18.5%	39,408	14.5%	8,750	22.2%
Research and development	10,073	3.9%	9,705	3.6%	368	3.8%
Depreciation	8,040	3.1%	9,043	3.3%	(1,003)	(11.1%)
Amortization of intangible assets	4,065	1.6%	4,474	1.6%	(409)	(9.1%)
Cost of investigation and legal proceedings, net	(456)	(0.2%)	9,019	3.3%	(9,475)	(105.1%)
Restructuring charges	935	0.4%	2,939	1.1%	(2,004)	(68.2%)

Total operating costs and expenses	269,733	103.6%	289,244	106.5%	(19,511)	(6.7%)

Operating loss	(9,457)	(3.6%)	(17,775)	(6.5%)	8,318	(46.8%)

Equity in income of affiliated company	447	0.2%	738	0.3%	(291)	(39.4%)
Interest income, net	6,477	2.5%	5,675	2.1%	802	14.1%

Loss before income taxes	(2,533)	(1.0%)	(11,362)	(4.2%)	8,829	(77.7%)

Income tax provision	2,402	0.9%	1,629	0.6%	773	47.5%

Net loss	$(4,935)	(1.9%)	$(12,991)	(4.8%)	$8,056	(62.0%)

Net revenues
     Net revenues decreased $11.2 million, or 4.1%, to $260.3 million for the nine months ended September 30, 2007 compared with $271.5 million for the nine months ended September 30, 2006. This decrease was attributable primarily to:
•	decreased transcription service revenues of $9.4 million. Excluding $9.8 million of charges for the customer accommodation program included in the 2006 period, transcription revenues declined by $19.2 million. This decline was due primarily to lower medical transcription volume and lower pricing to both new and existing customers. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP; and

•	reduced sales and implementations of our technology products of $1.7 million.
Cost of revenues
     Cost of revenues decreased $15.7 million, or 7.3%, to $198.9 million for the nine months ended September 30, 2007 compared with $214.7 million for the nine months ended September 30, 2006. This decrease was attributable primarily to:
•	reduced medical transcription payroll costs of $7.1 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	decreased telecommunications costs of $3.4 million associated with both the decrease in our service revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet;

•	reduced other costs of $5.3 million resulting from headcount and facility reductions associated with our 2005 restructuring plan based on a centralized national service delivery model to streamline our organizational and operating structure to better service our customers; offset by

•	an increase in technology product costs of $0.1 million.
     As a percentage of net revenues, cost of revenues decreased to 76.4% for the nine months ended September 30, 2007 from 79.1% for the same period in 2006 (the 2006 period included the aforementioned $9.8 million charge for the customer accommodation program).
Selling, general and administrative
     SG&A expenses increased $8.8 million, or 22.2%, to $48.2 million for the nine months ended September 30, 2007 compared with $39.4 million for the nine months ended September 30, 2006. This increase was due primarily to an increase of $3.1 million due to higher legal fees for matters unrelated to the Review and Management’s Billing Assessment; an increase in audit fees of $2.3 million related to the audit of our consolidated financial statements and the audit of our internal control over financial reporting; $2.1 million due to the reassignment of Nightingale’s services in 2007 to SG&A due to Nightingale’s focus on operational matters instead of the Review and Management’s Billing Assessment; and an increase of $1.3 million of professional fees related to the evaluation of strategic alternatives for us. SG&A expenses as a percentage of net revenues were 18.5% for the nine months ended September 30, 2007 compared with 14.5% for the same period in 2006.
Depreciation
     Depreciation expense decreased $1.0 million, or 11.1%, to $8.0 million for the nine months ended September 30, 2007 compared with $9.0 million for the nine months ended September 30, 2006. This decrease was attributable primarily to fixed assets reaching the end of their depreciable period. Depreciation expense as a percentage of net revenues was 3.1% for the nine months ended September 30, 2007 compared with 3.3% for the same period in 2006.
Amortization
     Amortization of intangible assets decreased $0.4 million, or 9.1%, to $4.1 million for the nine months ended September 30, 2007 compared with $4.5 million for the nine months ended September 30, 2006. This decrease was the result primarily of several intangible assets reaching the end of their amortization period. Amortization of intangible assets as a percentage of net revenues was 1.6% for the nine months ended September 30, 2007 and for the same period in 2006.
Cost of investigation and legal proceedings, net
     Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings. These costs and expenses decreased $9.5 million to ($0.5) million for the nine months ended September 30, 2007 compared with $9.0 million for the nine months ended September 30, 2006. This reduction in costs was primarily due to the recognition of $15.4 million of insurance claim reimbursements in 2007 compared with $8.7 million for the same period in 2006; $2.2 million due to the reassignment of Nightingale’s services in 2007 due to Nightingale’s focus on operational matters instead of the Review and Management’s Billing Assessment; offset by an increase in legal fees in connection with the SEC and DOJ investigations and proceedings; the defense of civil litigation matters as well as litigation support consulting of $0.6 million.
Restructuring charges
     We have implemented various restructuring plans to streamline our organizational and operational structure and to better service our customers. These restructuring plans have involved the consolidation of operating facilities and the related reduction in workforce. During the nine months ended September 30, 2007, we recorded a restructuring charge of $0.9 million compared with $2.9 million in the same period in 2006. Restructuring charges were lower in 2007 as a majority of our actions were completed during 2006.

Interest income, net
     Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $0.8 million, or 14.1%, to $6.5 million for the nine months ended September 30, 2007 compared with $5.7 million for the nine months ended September 30, 2006. This increase was attributable to higher interest rates earned in the 2007 period (5.2%) compared with the 2006 period (4.7%).
Income tax provision
     The effective income tax rate for the nine months ended September 30, 2007 was 94.8% compared with an effective income tax rate of 14.3% for the nine months ended September 30, 2006. The 2007 rate consists primarily of provisions for deferred tax liabilities related to the current year for goodwill amortization, which is indefinite in nature as well as the valuation allowance provided against a majority of U.S. deferred tax assets created in the nine months ended September 30, 2007. The provision also includes state and foreign income taxes and accrued interest on tax uncertainties. Also a tax rate change in the United Kingdom reduced the value of our United Kingdom deferred tax assets. No additional current federal income taxes were provided because of the availability of deductible temporary differences. Additionally, favorable Texas legislation was enacted that resulted in an increase of a deferred tax asset. The resulting rate is a function of a fixed positive tax expense due primarily to the deferred tax liability recorded related to tax goodwill amortization offset by the favorable Texas legislation. The 2006 rate is impacted by adjustments made to income tax expense to reflect the tax benefits for alternative minimum tax credits offset by adjustments from various state tax exposures.
Liquidity and Capital Resources
     As of September 30, 2007, we had net working capital of $145.8 million compared with $145.5 million as of December 31, 2006. Our principal sources of liquidity was available cash on hand. Cash and cash equivalents decreased $9.5 million for the nine months ended September 30, 2007 to $165.9 million as of September 30, 2007 from $175.4 million as of December 31, 2006. This decrease was driven primarily by purchases of property and equipment of $8.3 million. The slight cash usage from operating activities during the nine months ended September 30, 2007 reflects customer accommodation payments of $4.1 million, payments of $7.8 million related to the settlement of shareholder securities litigation, as well as other operating activities of $3.2 million. These payments were offset by insurance recoveries of $16.1 million during the nine months ended September 30, 2007.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2007. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, our disclosure controls and procedures were not effective as of September 30, 2007. To compensate for the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, we believe that the consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered thereby in conformity with U.S. generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended Septemer 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On June 8, 2007, plaintiffs filed a Motion for Summary Action with the Third Circuit Court of Appeals, asking the Court to dismiss plaintiffs who did not enter into arbitration agreements with us from the appeal. We filed our opposition to this motion on June 25, 2007. The Court has referred the motion to the merits panel for decision after full briefing. On August 1, 2007, plaintiffs filed a motion for expedited review on appeal. We did not oppose this motion, and the Third Circuit granted the request for expedited treatment, adopting the briefing schedule agreed to by the parties. The appeal will be fully briefed by November 16, 2007, and the Third Circuit has tentatively set oral argument for December 13, 2007. The Third Circuit ordered the parties to court-sponsored mediation. The parties participated in an initial session with the mediator on September 12, 2007, and a second session on October 12, 2007. An additional telephonic conference is scheduled for November 9, 2007. We believe that the claims asserted have no merit and intend to defend the case vigorously.
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
     On October 11, 2007, the Court entered a Scheduling Order, ordering plaintiffs to file their motion for class certification not later than December 14, 2007, and setting a deadline of January 14, 2008, for the conclusion of factual discovery. A further status conference is set for January 10, 2008. No date has been set for trial. We believe that the claims asserted in the consolidated actions have no merit and intend to vigorously defend the suit.
Reseller Arbitration Demand
     On October 1, 2007, we received, from counsel to nine current and former resellers of our products (Claimants), a copy of an arbitration demand filed by the Claimants, initiating an arbitration proceeding styled Diskriter, Inc., Electronic Office Systems, Inc., Milner Voice & Data, Inc., Nelson Systems, Inc., NEO Voice and Communications, Inc., Office Business Systems, Inc., Roach-Reid Office Systems, Inc., Stiles Office Systems, Inc. and Travis Voice and Data, Inc. v. MedQuist Inc. and MedQuist Transcriptions, Ltd. (filed on September 27, 2007, AAA, Case Number Not Yet Assigned). The arbitration demand purports to set forth claims for (i) breach of contract; (ii) breach of covenant of good faith and fair dealing; (iii) promissory estoppel; (iv) misrepresentation; and (v) tortious interference with contractual relations. The Claimants allege that we breached our written agreements with the Claimants by: (i) failing to provide reasonable training, technical support, and other services; (ii) using the Claimants’ confidential information to compete against the Claimants; (iii) directly competing with the Claimants’ territories; and (iv) failing to make new products available to the Claimants. In addition, the Claimants allege that we made false oral representations that we: (i) would provide new products, opportunities and support to the Claimants; (ii) were committed to continuing to use Claimants; (iii) did not intend to create our own sales force with respect to the Claimants’ territory; and (iv) would stay out of the Claimants’ territories and would not attempt to take over the Claimants business and relationships with the Claimants’ customers and end-users. The Claimants assert that they are seeking damages in excess of $24.3 million. The AAA has not yet set a date for us to formally respond to the arbitration demand. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.
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
     In July 2007, Philips announced that it is reviewing all of its options with respect to its ownership interest in us following a determination by Philips that it views its ownership interest in us to be a non-core holding. In connection with such review, Philips may consider possible transactions or other changes in its ownership interest. On November 2, 2007, Philips announced that it was going to proceed with the sale of its ownership interest in us if a satisfactory price and other acceptable terms can be realized. In addition, on November 2, 2007, we announced, in light of Philips announcement, that our board of directors, in connection with its previously-disclosed review of our strategic alternatives, is evaluating whether a sale of MedQuist is in our best interests and the best interests of our shareholders. There is no assurance that any sale transaction involving us will occur as a result of the evaluation.
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
     In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements,” in Part I, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3.  Defaults Upon Senior Securities
     None.
Item 4.  Submission of Matters to a Vote of Security Holders
     None.
Item 5.  Other Information
     None.

Item 6.  Exhibits
     (a) Exhibits

No.	Description
10.1* (1)	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and John H. Underwood

10.2* (2)	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and Richard H. Stowe

10.3* (3)	Indemnification Agreements, dated August 23, 2007, with each of Howard Hoffmann, Kathy Donovan, James Brennan, Mark Sullivan, Mark Ivie, Michael Clark and Scott Bennett

10.4* (4)	Letter Agreement by and between MedQuist Inc. and Nightingale and Associates, LLC dated September 19, 2007

10.5* (5)	Retention and Strategic Transaction Bonus Agreements, dated September 20, 2007, with each of Kathy Donovan, Mark Ivie and Scott Bennett

10.6* (6)	Retention and Strategic Transaction Bonus Agreements, dated September 20, 2007, with each of Mark Sullivan and Michael Clark

10.7#	Amended and Restated OEM Supply Agreement dated September 21, 2007 by and between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Austria GmbH, Philips Speech Processing

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on July 5, 2007.

(2)	Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on July 5, 2007.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 28, 2007.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2007.

(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2007.

(6)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2007.

*	Management contract or compensatory plan or arrangement.

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST INC.
/s/ Howard S. Hoffmann
Howard S. Hoffmann
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007

/s/ Kathleen E. Donovan
Kathleen E. Donovan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2007

Exhibit Index

No.	Description
10.7#	Amended and Restated OEM Supply Agreement dated September 21, 2007 by and between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Austria GmbH, Philips Speech Processing

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.