Form 10-K
period 2007-12-31
MEDQUIST INC
filed 2008-03-17
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission file number 0-19941
MEDQUIST INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2531298
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1000 Bishops Gate Blvd, Suite 300, Mount Laurel, NJ 08054-4632
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(856) 206-4000
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock (no par value)
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
     The number of registrant’s shares of common stock, no par value, outstanding as of February 29, 2008 was 37,543,893.
Documents incorporated by reference
     Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

MedQuist Inc.
Annual Report on Form 10-K

PART I
Item 1. Business
General
     MedQuist is the largest Medical Transcription Service Organization (MTSO) in the world, and a leader in technology enabled clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we employ approximately 6,000 skilled medical transcriptionists (MTs), making us the largest employer of MTs in the U.S. We believe our services and enterprise technology solutions — including mobile voice capture devices, speech recognition technologies, Web-based workflow platforms, and global network of MTs and editors — enable healthcare facilities to improve patient care, increase physician satisfaction, and lower operational costs.
     We perform a substantial majority of our medical transcription services utilizing the DocQmenttm Enterprise Platform (DEP), our proprietary, web-based dictation and medical transcription management system. Our proprietary technologies enable our customers to efficiently manage the clinical documentation workflow.
Clinical Documentation Workflow
     The clinical documentation workflow begins when physicians or other medical professionals dictate findings and plans of care into one of several input devices, including standard telephones, handheld devices or PC-based dictation stations. Once dictated, the voice files securely route through our DEP to either an MT or our speech recognition engine for conversion to text. The resulting draft report may then proceed to the editing and quality assurance process prior to being routed back to the physician or other medical professional for review, finalization, execution and incorporation into a patient’s medical record. Throughout this process, our DEP utilizes security measures that assist our customers with their compliance with privacy and security standards and regulations, including those adopted under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the protection of the confidentiality of medical records. We also provide document retention services.
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
     Competitive Environment
     The healthcare industry is increasingly choosing to outsource services such as medical transcription. The medical transcription industry itself is highly fragmented and difficult to size based on a general lack of public market data and analysis. As such, we estimate that the U.S. medical transcription market is approximately $7 billion on an annual basis, including both outsourced services and medical transcription performed internally by healthcare providers. We believe that the top 10 medical transcription outsource providers based on revenues, of which we are the largest, account for less than 15% of the industry including in-house operations.
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
     We believe the outsourced portion of the medical transcription services market will increase due in part to healthcare providers seeking the following:
•	reduction in overhead and other administrative costs;

•	improvement in the quality and speed of delivery of transcribed medical reports;

•	access to leading technologies, such as speech recognition technology, without development and investment risk;

•	expertise in implementing and managing a system tailored to the providers’ specific requirements;

•	access to skilled MTs; and

•	support for compliance with increasing governmental and industry mandated privacy and security requirements and electronic health record (EHR) initiatives.
     Our competitive position in the market is characterized primarily by the following factors:
•	We are the leading medical transcription provider in the U.S., with a strong customer base, the largest pool of MTs and leading technologies capable of handling large volumes and complex workflows. As the largest medical transcription provider in the U.S., we are recognized as the leading brand in the industry. We have a well-established customer base, comprised of hundreds of health systems, hospitals and large group medical practices located throughout the U.S. We have an integrated, flexible and scalable technology platform that can be tailored to meet our customers’ needs. We are the largest employer of MTs and have the most widely deployed technology platform. As health systems, hospitals and large group medical practices increasingly seek to outsource their medical transcription and other clinical document workflow needs, we have the resources to quickly and efficiently provide our customers with comprehensive, scalable solutions.

•	We offer a comprehensive array of products and services. We offer a comprehensive array of products and services for dictation, medical transcription, speech recognition and electronic signature through a combination of remote and on-premise solutions. These solutions are designed to maximize the efficiency, accuracy and security of our customers’ documentation and coding processes while enhancing their patient care, accelerating their revenue cycle and lowering their costs.

•	We have a strong financial profile. We continue to maintain a substantial cash balance and have no debt.

•	We continue to face competition from MTSOs providing low cost services. Several low cost providers have emerged and aggressively moved into our market offering medical transcription services (performed both domestically and offshore) at prices significantly below our traditional price point causing some of our customers to switch to these providers, as well as resulting in a reduction in the prices we can charge our customers for our services.
Business Strategy
     We intend to maintain our position as the leading provider of medical transcription technology and services while transforming into a leading provider of complete clinical documentation workflow solutions. We plan to achieve this objective through the following strategies:
     Retain and Expand Customer Relationships. We constantly seek to improve turnaround time, medical transcription quality and customer communications. We believe that advances in these areas improve retention of existing customers and increase our ability to secure new customers. We also have a strong, experienced sales team that focuses on customer executive level decision-makers to enhance sales opportunities for new and existing customers.
     Enhance Profitability. We continue to identify ways to maximize the efficiencies of the organization through the following initiatives:
•	expand our use of speech recognition which should increase our productivity;

•	realign our non-production workforce to match our current operational needs; and

•	reorganize our production workforce to optimize workflow.
     Leveraging our DEP. For medical transcription services that we perform on our platform, we completed in 2007 the migration of our outsourced medical transcription customers from disparate and older technology platforms to our DEP. We believe that the combination of standardization, advanced functionality and transparency with respect to service metrics provided by this platform will significantly increase our customers’ satisfaction and retention. Our commitment to our DEP allows us to accelerate the rate at which we can offer new functionalities to our customers. In addition, we currently offer and plan to expand the offering of our DEP to healthcare providers and other companies in the medical transcription industry for use as their medical dictation and transcription platform.
     Expansion Into New Markets. We believe our breadth of products and services positions us to bridge the gap between traditional medical transcription and the EHR. The U.S. government has developed plans that call for all Americans to have an EHR by 2014.
     We intend to leverage our market leading position and proprietary technologies to provide comprehensive solutions to our customers related to the management of health records. Historically, we have provided a combination of traditional medical transcription services, stand-alone products and other professional services to healthcare providers. We anticipate aggregating these existing services and products and new services and products into a more comprehensive clinical documentation workflow solution.
     Exploration of Strategic Alternatives. In July 2007, we announced that, at the direction of our board of directors, we had engaged Bear, Stearns & Co. Inc. as our financial advisor to advise us and our board of directors on our strategic alternatives. On November 2, 2007, Koninklijke Philips Electronics N.V. (Philips), our majority shareholder, announced its intention to proceed with the sale of its approximate 69.6% ownership interest in us if a satisfactory price and other acceptable terms can be realized. On this same date and in light of Philips’ announcement, we announced that our board of directors, in connection with its previously disclosed review of strategic alternatives, is evaluating whether a sale of MedQuist is in the best interest of MedQuist and our shareholders. While such evaluation is continuing, there is no assurance that any sale transaction will occur as a result of such review.
Customer Base
     We have a large and prestigious customer base. We believe that over 30% of non-federal acute care U.S. hospitals use at least one of our products or services. Additionally, we have the largest customer base of any medical transcription company in the U.S., currently serving over 1,500 hospital systems, clinics and large physician practices, including approximately 40% of hospitals with more than 500 licensed beds. We believe we are the medical transcription company of choice for large, complex hospitals and health systems in the U.S. due to our size, scale and scope. We provide services to entire healthcare systems as well as discrete departments within hospitals, such as health information management, emergency, radiology, pathology and cardiology departments and all types of clinic settings. None of our customers accounted for more than 10% of our annual net revenues in 2007.

Products and Services
     For the years ended December 31, 2007, 2006 and 2005, approximately 83.3%, 83.8% and 79.5%, respectively, of our net revenues were derived from our medical transcription technology and services. In addition, we also derive net revenues from, among other things, maintenance services, our front-end speech recognition solution, SpeechQ for Radiologytm, and our enterprise digital dictation management system, DocQment Ovation.
     Medical Transcription Services
     We provide health systems, hospitals and large group medical practices with comprehensive solutions to meet their medical transcription needs. As the largest medical transcription services provider, we employ approximately 6,000 skilled MTs. This scale allows us to continually offer our customers effective, standardized medical transcription services that meet organization-wide or departmental needs. We perform the vast majority of our medical transcription services utilizing our DEP. For our medical transcription customers that do not use our DEP, we provide medical transcription services directly into their platform. In addition, we also service a specialized area of the medical transcription market — specifically, radiology — whereby we retrieve voice files from, and transcribe directly into, customer-hosted transcription platforms.
     In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition and electronic signature technologies.
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
     Features and benefits of our DEP include the following:
Security and Scalability
•	supports all standards required by HIPAA and other applicable laws and regulations

•	utilizes secure data centers with 24/7 system monitoring and maximum uptime

•	satisfies increased clinical document workflow demands through seamless scalability
Cost Effectiveness
•	provides one interface for health information systems

•	eliminates the costs and challenges of supporting multiple dictation and medical transcription systems for individual hospitals and departments

•	allows for the centralized maintenance of all system hardware and software at our data centers

•	allows MTs and editors to work remotely

•	eliminates traditional phone charges and other overhead costs associated with home-based medical transcription
Workflow
•	allows viewing of medical reports on a real-time basis from multiple locations through a single and secure login, password and company identification

•	increases the level of our customers’ management control over medical transcription workflow across healthcare enterprises

•	reduces the amount of time reports spend in queue as well as MT downtime

•	takes transcribed text and matches it to user pre-defined templates using automatic post-transcription formatting
Auditing and Reporting
•	facilitates transparency in the billing process with detailed character count logs for every processed document

•	provides audit trails with detailed information regarding access to patient health information

•	offers quality and turnaround time reporting for tracking of service metrics
     Maintenance Services
     We provide onsite maintenance, remote “break-fix” services, and application, hardware and software technical support for our products.
     SpeechQ for Radiology
     SpeechQ for Radiology is a flexible front-end speech recognition software application. It allows radiologists to dictate, edit and sign their reports in a single session or send them to an editor following dictation. SpeechQ for Radiology continuously learns from changes to a specific radiologist’s dictation made by either the radiologist or an editor, increasing the speech recognition accuracy for such radiologist with every edit. Powered by the same Philips SpeechMagictm speech engine used in our DEP, SpeechQ for Radiology is designed specifically for radiology and integrates with most radiology specific information systems providing a workflow that maximizes radiologists’ efficiency and significantly improves report turnaround time.
     DocQment Ovation
     DocQment Ovation is our latest web-based, enterprise digital voice capture and transport solution. DocQment Ovation creates opportunities to improve productivity by providing an enterprise view that allows medical transcription supervisors to easily manage MTs and voice files from a single dashboard instead of using multiple systems. DocQment Ovation was specifically engineered to be compatible with our previous generation dictation stations. An integral component of our growing technology portfolio, DocQment Ovation supports our end-to-end solution from dictation to billing. DocQment Ovation’s enterprise configuration options allow administrators to easily track work and share resources to get the right voice file to the right MTs at the right time.
     Technological Capabilities
     Research and Development
     We continue to invest in our research and development capabilities to ensure we meet current and future customer requirements. Our proprietary software and hardware technologies support our medical transcription outsourced services. Our software capabilities enable us to operate a national service delivery model that includes nationwide multi-modal voice capture. Our expertise in the use of speech recognition enables us and our customers to achieve productivity gains and cost savings. We continue to work to enhance our speech recognition and editing technologies to achieve maximum productivity gains in the medical documentation process. Our DEP and technological expertise in the areas of work routing and work management support a nationwide, scalable model of medical transcription delivery. Our ability to focus on a single dictation and transcription management system, our DEP enables us to efficiently and effectively utilize our research and development resources.
     We employ over 100 developers to conduct our research and development in five locations: Joplin, Missouri, Morgantown, West Virginia, Norcross, Georgia, Malvern, UK, and Hyderabad, India. Although we license a portion of our technology from third party vendors, a majority of our technological expertise resides in our development organization. Our development personnel have expertise across the breadth of our solutions including voice capture management, speech recognition and editing applications, medical transcription and electronic signature and distribution. All of our development teams follow the same rigorous development methodology which ensures repeatable, high quality and timely delivery of solutions.
     Speech Recognition
     A portion of our speech recognition technology is licensed from Philips Speech Recognition Systems GmbH (PSRS). We have integrated this technology into both SpeechQ for Radiology and our DEP which has provided us with productivity gains and streamlined workflows. In 2007 we significantly increased our use of automated speech recognition.
Sales and Marketing
     We spend a significant portion of our sales and marketing resources on targeting healthcare facilities which are currently performing medical transcription in-house as well as those facilities that have already outsourced their medical transcription function, but are using a competitor.
     In addition, we focus on retaining and expanding the business within our existing customer base. We use a direct sales force model of over 60 sales and account management associates throughout the U.S. This includes specialists for national accounts, technology and account management. In addition, we have an inside sales department that specializes in telesales and lead generation primarily for ancillary products to our existing customers including other medical transcription outsource companies.
     To support our sales initiatives, we utilize various marketing programs to maintain and expand our brand. We promote our offerings regularly through:
•	attending and sponsoring industry trade shows of national organizations such as the American Health Information Management Association, Healthcare Information and Management Systems Society, Association for Healthcare Documentation Integrity (formerly AAMT, American Association of Medical Transcription), Radiological Society of North America, and Society for Imaging Informatics in Medicine;

•	advertising in industry focused print and electronic trade journals;

•	demonstrating our thought leadership on industry topics and trends via webinars and participation in numerous state and regional trade show events; and

•	hosting a national user group events for existing customers to exchange product and market information.
Service Delivery and Customer Support
     We offer a wide range of customer support services through an expansive staff of customer-facing service personnel. The customer-facing relationship teams work with, and are supported by, our centrally managed customer service organization.
     Centralized service delivery enhances workflow management, which we believe should result in improved levels of service and quality for our customers. This centralization coordinates the services of thousands of MTs on a nationwide level, facilitating superior capacity planning even when volume fluctuates. By applying streamlined processes and the highest standards nationwide, we are able to provide quick turnaround time and consistent quality documentation.
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

Medical Transcriptionists
     As the largest MTSO in the world, we employ approximately 6,000 skilled U.S.-based MTs, making us the largest employer of MTs in the U.S. In addition, we contract with MTs in Canada and have access to offshore MTs through our relationships with subcontractors. The size of our MT pool allows us to quickly and efficiently provide our customers with the labor resources necessary to implement comprehensive, scalable solutions. All of the MTs that we employ work from home, largely using computer hardware and telecommunications equipment that we provide, to access dictation files and transcribe reports utilizing the internet.
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
     Training
     Substantially all of our new MTs participate in an on-line training program that includes both a company orientation as well as training on our DEP. In addition, those MTs that service specialized areas of the medical transcription market involving the direct transcription into customer-hosted medical transcription platforms receive platform-specific training. Prior to performing medical transcription services for our customers, each MT must demonstrate proficiency in the use of our DEP or the applicable customer-hosted platform.
     With the emergence of speech recognition technology to produce draft transcribed reports, our MTs have an opportunity to become medical editors (MEs). Before they are eligible to edit the draft transcribed reports, MEs must be formally certified on DocQspeechtm, our DEP’s speech recognition module. Currently over 3,500 of our MTs have been cross trained as MEs.
     Quality Assurance
     Our automated technology routes reports with flagged quality issues to our quality assurance personnel for review prior to delivery to the customer. In addition, formal quality reviews are performed on a regular basis at both the individual MT and customer levels. We provide continuous feedback to the MT staff to increase learning and improve up-front quality. Our MTs participate in an on-going, comprehensive training program in order to maintain a high level of quality assurance.
Intellectual Property
     We rely on a combination of copyright, patent, trademark, trade secret, and other intellectual property laws, nondisclosure agreements, license agreements, contractual provisions and other measures to protect our proprietary rights. We have a number of registered trademarks, including MedQuist®, and have current registrations of several domain names, including “www.medquist.com.”
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
     We have structured our operations to comply with these contractual requirements. We have designated a Chief Compliance Officer and have implemented appropriate safeguards related to the access, use and/or disclosure of PHI to help ensure the privacy and security of PHI consistent with our contractual requirements. We also are required to train personnel regarding HIPAA requirements. If we, or any of our MTs, are unable to maintain the privacy, confidentiality and security of the PHI that is entrusted to us, our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers. Additionally, because all HIPAA standards are subject to interpretation and change, we cannot predict the future impact of HIPAA on our business and operations. Although it is not possible to anticipate the total effect of these regulations, we have made and continue to make investments in systems to support customer operations that are regulated by HIPAA.
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
Significant Events Over The Past Few Years
     In November 2003, one of our employees raised allegations that we had engaged in improper billing practices. In response, our board of directors undertook an independent review of these allegations (Review). On March 16, 2004, we announced that we had delayed the filing of our Form 10-K for the year ended December 31, 2003 pending the completion of the Review. As a result of our noncompliance with the U.S. Securities and Exchange Commission’s (SEC) periodic disclosure requirements, our common stock was delisted from the NASDAQ National Market on June 16, 2004. In response to our customers’ concern over the public disclosure of certain findings from the Review, we made the decision in the fourth quarter of 2005 to take action to try to avoid litigation and preserve and solidify our customer business relationships by offering a financial accommodation to certain of our customers.
     On July 5, 2007, we filed our Form 10-K for the year ended December 31, 2005 (2005 Form 10-K). The 2005 Form 10-K was our first periodic report covering the period after September 30, 2003. On August 31, 2007, we filed our Forms 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 as well as our Form 10-K for the year ended December 31, 2006. On October 4, 2007, we filed our Forms 10-Q for the quarters ended March 31, 2007 and June 30, 2007. On November 8, 2007, we timely filed our Form 10-Q for the quarter ended September 30, 2007.
Employees
     As of February 29, 2008, we employed 7,512 people. Of these, 5,996 were MTs. Of our total work force, 3,956 were full-time employees and 3,556 were part-time employees.
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
•	each of the factors discussed in this Item 1A, Risk Factors as well as risks discussed elsewhere in this report;

•	each of the matters discussed in Item 3, Legal Proceedings;

•	difficulties relating to our significant management turnover;

•	our ability to recruit and retain qualified MTs and other employees;

•	the impact of our new services and products on the demand for our existing services and products;

•	our current dependence on medical transcription for substantially all of our business;

•	our ability to expand our customer base;

•	changes in law, including, without limitation, the impact HIPAA will have on our business;

•	infringement on the proprietary rights of others;

•	our ability to diversify into other businesses;

•	the results of our review of strategic alternatives, including an evaluation of whether a sale of MedQuist is in the best interests of MedQuist and our shareholders;

•	our ability to effectively integrate newly-acquired operations;

•	competitive pricing pressures in the medical transcription industry and our response to those pressures; and

•	general conditions in the economy and capital markets.
     Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.
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
     The SEC is currently conducting a formal investigation of us related to our billing practices. We have been fully cooperating with the SEC since it opened its investigation in 2004. We have complied, and are continuing to comply, with information and document requests by the SEC.
     On December 17, 2004, we received an administrative HIPAA subpoena for documents from the U.S. Department of Justice (DOJ). The subpoena seeks information primarily about our provision of medical transcription services to governmental and non-governmental customers. The information was requested in connection with a dual civil and criminal government investigation into whether we and others violated federal laws in connection with the provision of medical transcription services. We have been and intend to continue cooperating fully with the DOJ.

     On November 23, 2004 we received notice from the U.S. Department of Labor (DOL) of its commencement of a formal investigation into the administration of our 401(k) plan. We have been fully cooperating with the DOL since it opened its investigation in 2004. We have complied, and are continuing to comply, with information and document requests by the DOL.
     We cannot predict when the investigations will be completed or the timing of any other developments, nor can we predict what the result of these matters may be. See Item 3, Legal Proceedings, for a further discussion of these matters.
     Expenses incurred in connection with these matters (which include substantial fees for lawyers and other professional advisors) could adversely affect our financial position, results of operations and liquidity. We may be required to pay material judgments, fines, penalties or settlements or suffer other penalties, each of which could have a material adverse effect on our business, including the loss of customers, and our historical and future results of operations, financial condition and liquidity. The investigations may adversely affect our ability to obtain and/or increase the cost of obtaining directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse affect on our ability to retain our current or obtain new senior management and directors. In addition, the findings and outcomes of the investigations described above may adversely affect the course of the civil litigation pending against us.
Several lawsuits have been filed against us involving our billing practices and other related matters and the outcome of these lawsuits may have a material adverse effect on our business, financial condition, results of operations and cash flows.
     A number of lawsuits have been filed against us, as well as certain of our past and current officers and/or directors and current majority shareholder, relating to, among other things, allegations of violations of various common laws based on allegedly unlawful billing and payroll practices. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial condition, results of operations and cash flows. See Item 3, Legal Proceedings, for a further discussion of these matters.
The continuing time, effort, and expense relating to the allegations raised regarding our past billing practices and the development and implementation of improved internal controls and procedures may have an adverse effect on our business.
     Our management team has spent considerable time and effort addressing the challenges of the various government investigations and extensive litigation we face as well as strengthening our accounting and internal controls and updating and developing accounting policies and procedures, disclosure controls and procedures, and corporate governance policies and procedures. To the extent these matters require continued management attention, our operations may be adversely affected.
Our ability to expand our business and properly service our customers depends on our ability to effectively manage our domestic production capacity, including our ability to recruit, train and retain qualified MTs and maintain high standards of quality service in our operations, which we may not be able to do.
     Our success depends, in part, upon our ability to effectively manage our domestic production capacity including our ability to attract and retain qualified MTs who can provide accurate medical transcription. There is currently a shortage of qualified MTs in the U.S. and increased workflow has created industry-wide demand for quality MTs. As a result, competition for skilled MTs is intense. We have active programs in place to attract domestic MTs and to partner with offshore medical transcription service providers. However, this strategy may not alleviate any issues caused by the shortage. Because medical transcription is a skilled position in which experience is valuable, we require that our MTs have substantial experience or receive substantial training before being hired. Competition may force us to increase the compensation and benefits paid to our MTs, which could reduce our operating margins and profitability. In addition, failure to recruit and retain qualified MTs may have an adverse effect on our ability to service our customers, manage our production capacity and maintain our high standards of quality service. An inability to hire and retain a sufficient number of MTs could have a negative impact on our ability to grow.
We are reviewing strategic alternatives which could impact our operating results, our stock price and our business.
     In June 2007 we engaged Bear, Stearns and Co. Inc. as our financial advisor to review our strategic alternatives. On November 2, 2007, Philips announced its intention to proceed with the sale of its approximate 69.6% ownership interest in us if a satisfactory price and other acceptable terms can be realized. On this same date and in light of Philips’ announcement, we announced that our board of directors, in connection with its previously disclosed review of strategic alternatives, is evaluating whether a sale of MedQuist is in the best interest of MedQuist and our shareholders. We are uncertain as to what impact the potential sales transaction by Philips or any other particular strategic alternative will have on our operating results, our stock price and our business if accomplished or whether any transaction will even occur as a result of this review. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions. Other uncertainties and risks relating to our review of strategic alternatives include:

•	the review of strategic alternatives may disrupt our operations, affect morale and distract management which could have a material adverse effect on our operating results;

•	perceived uncertainties as to our future could have a negative impact on our relationships with customers and may result in the loss of business opportunities;

•	perceived uncertainties as to our future may result in increased difficulties in recruiting and retaining employees, particularly highly qualified employees;

•	the process of reviewing strategic alternatives may be more time consuming and expensive than we currently anticipate;

•	we may not be able to identify strategic alternatives that are worth pursuing; and

•	we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us.
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
     As directed by Section 404 of SOX (Section 404), the SEC adopted rules requiring certain public companies, including us, to include management’s assessment of the effectiveness of a public company’s internal control over financial reporting in its annual report on Form 10-K. In addition, the independent registered public accounting firms auditing certain public companies’ financial statements, including ours, must attest to the effective operation of such companies internal control over financial reporting. Although these requirements were first applicable to our annual report on Form 10-K for our fiscal year ending December 31, 2004, we were unable to comply with these requirements for such fiscal year. The time and resources expended in connection with the Review and management’s review of our historical customer billing, including the resulting changes in senior management, prevented us from completing our internal documentation, assessment and evaluation of our internal control over financial reporting, all of which are required to be undertaken to comply with Section 404. This correspondingly prevented our independent registered public accounting firm from commencing the required audit of our internal control over financial reporting as of December 31, 2004.
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
Current and prospective investors, customers and employees may react adversely to the allegations concerning our billing practices.
     Our future success depends in large part on the support of our current and future investors, customers and employees. The allegations concerning our past billing practices could cause current and future customers to lose confidence in us, which may affect their willingness to seek services from us. In addition, employees and prospective employees may factor in these considerations relating to our stability and the value of any equity incentives in their decision-making regarding employment opportunities.
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
     As technology evolves, including the continued refinement of speech recognition technology, health information technology providers may provide services that replace or reduce the need for medical transcription. Furthermore, companies that provide services complementary to medical transcription, such as electronic medical records, coding and billing, may expand the services they provide to include medical transcription. Current and potential competitors may have financial, technical and marketing resources that are greater than ours. As a result, competitors may be able to respond more quickly to evolving technological developments or changing customer needs or devote greater resources to the development, promotion or sale of their technology or services than we can. In addition, competition may increase due to consolidation of medical transcription companies. As a result of such consolidation, there may be a greater number of providers of medical transcription services with sufficient scale, service mix and financial resources to compete with us to provide services to larger, more complex organizations. Current and potential competitors may establish cooperative relationships with third parties to increase their ability to attract our current and potential customers.
We may pursue future transactions which could require us to incur debt and assume contingent liabilities and expenses, and we may not be able to effectively integrate new operations.
     A significant portion of our historical growth has occurred through transactions, and we may pursue transactions in the future. Transactions involve risks that the combined businesses will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of the combined businesses will prove incorrect. We cannot guarantee that if we decide to pursue future transactions, we will be able to identify attractive opportunities or successfully integrate any business or asset we combine with our existing business. Future transactions may involve high costs and may result in the incurrence of debt, contingent liabilities, interest expense, amortization expense or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.
     We cannot guarantee that we will be able to successfully integrate any business we combine with our existing business or that any combined businesses will be profitable. The successful integration of new businesses depends on our ability to manage these new businesses effectively. The successful integration of future transactions may also require substantial attention from our senior management and the management of the combined businesses which could decrease the time that they have to service and attract customers. In addition, because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight. Our inability to complete the integration of any new businesses we combine with our existing business in a timely and orderly manner could reduce our net revenues and negatively impact our results of operations.
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
Due to the critical nature of medical transcription to our customers’ operations, potential customers may be reluctant to outsource or change service providers as a result of the cost and potential for disruption in services which may inhibit our ability to attract new customers.
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
     Our success depends, in part, upon our proprietary technology and our ability to license and renew third-party intellectual property. We regard some of the software underlying our services, including our DEP and interfaces, as proprietary, and we rely primarily on a combination of trade secrets, patent, copyright and trademark laws, confidentiality agreements, contractual provisions and technical measures to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our intellectual property or obtain and use information that we regard as proprietary. There can be no assurance that our proprietary information will not be independently developed by competitors. There can be no assurance that the intellectual property we own or license will provide competitive advantages or will not be challenged or circumvented by our competitors.
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
     In November 2007, Philips announced its intention to proceed with the sale of its approximate 69.6% ownership interest in us if a satisfactory price and other acceptable terms can be realized. In light of Philips’ intention to proceed with the sale of its interest in us, our board of directors announced in November 2007 that it was evaluating whether a sale of MedQuist is in the best interests of MedQuist and our shareholders. There is no assurance that any sales transaction will occur as a result of this evaluation.
Our stock trades on the over-the-counter “Pink Sheets” market which may decrease the liquidity of our common stock.
     On June 16, 2004, NASDAQ delisted our common stock because we were not able to file our periodic reports with the SEC in a timely manner. Since that time, our common stock has been traded on the over-the-counter “Pink Sheets” market (Pink Sheets) under the symbol “MEDQ.PK.” Broker-dealers often decline to trade in Pink Sheets stocks given that the market for such securities is often limited, the stocks are more volatile and the risks to investors are greater. Consequently, selling our common stock can be difficult because transactions can be delayed and security analyst and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. On November 13, 2007, we submitted an application for listing on NASDAQ, however, we cannot assure you that we will be successful in our application efforts. Investors should realize that they may be unable to sell shares of our common stock that they purchase. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We currently do not own any real property. We currently lease approximately 39,000 square feet of office space in Mount Laurel, New Jersey which houses our corporate headquarters. This lease expires in 2014; however, we have the option to terminate the lease in 2011, subject to certain conditions, including the payment of a termination fee. We also lease approximately 38,000 square feet of office space in Norcross, Georgia for our sales, administrative and research and development functions. This lease expires in June 2008. We lease approximately 20,000 square feet for our call center in Marietta, Georgia and this lease expired on December 31, 2007. We are currently negotiating with the landlords to renew the Norcross and Marietta leases at commercially reasonable terms. The call center provides technical support and expertise to our customers and MTs. Other than our corporate headquarters, the Norcross facility and our call center, none of our other properties are material to our business. We believe that our corporate headquarters and other properties are suitable for their respective uses and are, in general, adequate for our present needs.
Item 3. Legal Proceedings
Governmental Investigations
     The SEC is currently conducting a formal investigation of us relating to our billing practices. We have been fully cooperating with the SEC since it opened its investigation in 2004. We have complied, and are continuing to comply, with information and document requests by the SEC.
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
     The DOL is currently conducting a formal investigation into the administration of our 401(k) plan. We have been fully cooperating with the DOL since it opened its investigation in 2004. We have complied, and are continuing to comply, with information and document requests by the DOL.
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
     On August 16, 2005, a First Amended Complaint in the Shareholder Putative Class Action was filed against us in the United States District Court District of New Jersey. The First Amended Complaint named additional defendants, including certain current and former directors, certain of our former officers, our former and current external auditors and Philips. Like the original complaint, the First Amended Complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The Securities

Class Period of the original complaint was expanded 20 months to include the period from March 29, 2000 through June 14, 2004. Pursuant to an October 17, 2005 consent order approved by the Court, lead plaintiff Greater Pennsylvania Pension Fund filed a Second Amended Complaint on November 15, 2005. The Second Amended Complaint dropped Philips as a defendant, but alleged the same claims and the same purported class period as the First Amended Complaint. Plaintiffs sought unspecified damages. Pursuant to the provisions of the Private Securities Litigation Reform Act, discovery in the action was stayed pending the filing and resolution of the defendants’ motions to dismiss, which were filed on January 17, 2006, and which were fully briefed as of June 16, 2006. On September 29, 2006, the Court denied our motions to dismiss and the motion to dismiss of the individual defendants. In the same order, the Court granted the motion to dismiss filed by our former and current external auditors. On November 3, 2006, we filed our Answer denying the material allegations contained in the Second Amended Complaint. On March 23, 2007, we entered into a memorandum of understanding and a stipulation of settlement with the lead plaintiff in which we agreed to pay $7.75 million to settle all claims, throughout the class period, against all defendants in the action. On May 16, 2007, the Court issued an Order Preliminarily Approving Settlement and Providing for Notice. The Court conducted a final approval hearing and approved the settlement on August 15, 2007. Neither we nor any of the individuals named in the action has admitted to liability or any wrongdoing in connection with the settlement. On August 17, 2007, the Court entered final judgment and dismissed the case with prejudice.
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
     On December 20, 2004, we and the individual defendants filed motions to dismiss for lack of personal jurisdiction and improper venue, or in the alternative, to transfer the putative action to the United States District Court for the District of New Jersey. On February 2, 2005, plaintiffs filed a Second Amended Complaint both adding and deleting named plaintiffs in an attempt to keep the putative action in the United States District Court for the Central District of California. On March 30, 2005, the United States District Court for the Central District of California issued an order transferring the putative action to the United States District Court District of New Jersey and assigning Case No. 05-CV-2206-JBS-AMD.
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
     Plaintiffs filed the Third Amended Complaint on January 4, 2006. The Third Amended Complaint expands the claims made beyond issues arising from contracts based on AAMT line billing and beyond customers billed based on an AAMT line, alleging that we engaged in a scheme to inflate customers’ invoices without regard to the terms of individual contracts and even in the absence of any written contract. The Third Amended Complaint also limits plaintiffs’ claim for fraud in the inducement of the agreement to arbitrate to the three named plaintiffs whose contracts contain an arbitration provision and a subclass of similarly situated customers. On January 20, 2006 we and the individual defendants filed motions to dismiss the Third Amended Complaint for failure to state a claim and a motion to compel arbitration of all claims by the arbitration subclass and to stay the case in its entirety pending arbitration. On March 8, 2006 the Court held a hearing on these motions, and took the matter under submission. On March 30, 2007, the Court issued an order holding that plaintiffs could not make out a claim that we had violated the federal RICO statute, thus eliminating any claim against us for treble damages. The Court also found that plaintiffs could not make out a claim that we had engaged in any unfair or deceptive acts or practices in violation of state law, or that we had made any negligent misrepresentations to plaintiffs. In its ruling, the Court, without reaching a decision of whether any wrongdoing had occurred, allowed plaintiffs to proceed with their claims against us for fraud, unjust enrichment and an accounting. In its order, the Court denied our motion to compel arbitration regarding those customers whose contracts contained an agreement to arbitrate. We appealed that decision to the Third Circuit Court of Appeals, and we moved the District Court to stay the matter pending that appeal. The District Court heard oral argument on our motion to stay on May 30, 2007 and took the motion under submission.

     On December 18, 2007, the Third Circuit entered judgment denying our appeal and affirming the order of the District Court. That same day, the District Court entered an order denying our motion to stay pending appeal as moot and ordering all Initial Disclosures, all class-certification related discovery, and all briefing upon class-certification motion practice completed within three months unless enlarged for good cause. On February 21, 2008, the District Court entered a scheduling order pursuant to which all fact discovery related to class certification must be completed by April 15, 2008 and plaintiffs’ motion for class certification must be filed by April 30, 2008. All other fact discovery must be completed by July 31, 2008, and all expert discovery must be completed by October 31, 2008. Dispositive motions must filed by November 24, 2008. The parties exchanged Initial Disclosures and commenced discovery.
     The parties participated in court-ordered mediation in late 2007, but no settlement was reached. The parties continued to explore the possibility of resolving the litigation before trial and have now reached agreement on settlement terms resolving all claims by the named plaintiffs. Under the parties’ agreement, we will make a lump sum payment of $7.5 million to resolve all claims by the individual named plaintiffs and certain other additional putative class members represented by plaintiffs’ counsel but not named in the action. Neither we, nor any of the individual defendants, will admit to any liability or any wrongdoing in connection with the settlement. The District Court has entered a consent order staying the action through April 18, 2008 to allow the parties to finalize the settlement. We anticipate that the parties will execute a final settlement agreement and the case will be dismissed with prejudice in its entirety within the next four to eight weeks. Because the settlement will not be on a class-wide basis, no class will be certified and thus there is no requirement to give notice.
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
     Myers Putative Class Action
     A putative class action entitled Myers, et al. v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-4608 (JBS), was filed against us on September 22, 2005 in the United States District Court for the District of New Jersey. The action was brought on behalf of a putative class of our employee and independent contractor transcriptionists who claim that they contracted with us to be paid on a 65 character line, but were allegedly underpaid due to intentional miscounting of the number of characters and lines transcribed. The named plaintiffs asserted claims for breach of contract, unjust enrichment, and request an accounting.
     The allegations contained in the Myers case are substantially similar to those contained in the Hoffmann and Force putative class actions and, as detailed above, the three actions have now been consolidated. A consolidated amended complaint was filed on January 31, 2006. In the consolidated amended complaint, the named plaintiffs assert claims for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and demand an accounting. On March 7, 2006 we filed a motion to dismiss all claims in the consolidated amended complaint. The motion was fully briefed and argued on August 7, 2006. The Court denied the motion on December 21, 2006. On January 19, 2007, we filed our answer denying the material allegations pleaded in the consolidated amended complaint.

     On May 17, 2007, the Court issued a Scheduling Order, ordering all pretrial fact discovery completed by October 30, 2007. The Court subsequently ordered plaintiffs to file their motion for class certification by December 14, 2007 and continued the date to complete fact discovery to January 14, 2007. On October 18, 2007, the Court heard oral argument on plaintiffs’ motion to compel further responses to written discovery regarding our billing practices. At the conclusion of the hearing, the Court denied plaintiffs’ motion, finding plaintiffs had not established that the billing discovery sought was relevant to the claims or defenses regarding transcriptionist pay alleged in their case. On December 14, 2007, plaintiffs filed their motion for class certification, identifying a proposed class of all our transcriptionists who were compensated on a per line basis for work completed on MedRite, MTS or DEP transcription platforms from November 29, 1998 to the present and alleging that the proposed class was underpaid by more than $80 million, not including interest.
     On January 4, 2008, the Court entered a Consent Order, ordering our opposition to the motion for class certification to be filed by March 14, 2008, plaintiffs’ reply brief to be filed by May 14, 2008 and setting oral argument for June 2, 2008. No date has been set for trial. On January 9, 2008, the Court entered a Consent Order, extending the deadline for the parties to complete depositions of identified witnesses through February 15, 2008. We have now deposed each of the named plaintiffs and all witnesses who offered declarations in support of plaintiffs’ motion for class certification, and plaintiffs have deposed numerous MedQuist present and former employees. On February 8, 2008, plaintiffs indicated that they will seek leave to file an amended class certification brief to narrow their claims. On February 19, 2008, the parties exchanged their Initial Disclosures. Plaintiffs’ disclosures limit their damages estimate to $41 million related to alleged underpayment on the MedRite transcription platform; however, plaintiffs state that they are continuing to analyze potential undercounting and will supplement their damages claim. On March 10, 2008, plaintiffs moved for leave to file an amended motion for class certification dropping all allegations involving our DEP transcription platform and narrowing the claims asserted regarding the legacy MTS transcription platform. We did not oppose plaintiffs’ motion for leave. On March 11, 2008, the Court granted plaintiffs’ motion, ordering us to file our opposition to plaintiffs’ amended motion for class certification by April 4, 2008 and ordering plaintiffs to file their reply by May 23, 2008. The hearing date was not changed and oral argument remains set for June 2, 2008. We believe that the claims asserted in the consolidated actions have no merit and intend to vigorously defend the suit.
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
     In a ruling dated September 21, 2005, the Court found plaintiff’s allegations that our board of directors breached their fiduciary duties to us to be insufficient. The plaintiff had alleged that for a period from 2001 through 2004, the Defendants violated their fiduciary duties by permitting artificial inflation of billing figures; failing to adequately ensure accurate and lawful billing practices; and failing to accurately report our true financial condition in our published financial statements. On October 3, 2005, plaintiff filed a motion for reconsideration of the Court’s order dismissing the action with prejudice. On November 16, 2005, the Court denied plaintiff’s motion for reconsideration. On December 13, 2005, plaintiff filed a Notice of Appeal with the United States Court of Appeals for the Third Circuit. Plaintiff’s appeal was fully briefed as of May 2006, and the Court of Appeals heard oral argument on the appeal on March 1, 2007. Plaintiff’s appeal was denied by the Court of Appeals on May 25, 2007.
Shareholder Litigation
     Costa Brava Partnership III, L.P. Shareholder Litigation
     On October 9, 2007, a single count Complaint and an Order to Show Cause were filed against us in the Superior Court of New Jersey, Chancery Division, Burlington County by one of our shareholders. The action, entitled Costa Brava Partnership III, L.P. v. MedQuist Inc. (Bur-C-0149-07), sought to compel us to hold an annual meeting of shareholders (Annual Meeting Claim).
     On October 30, 2007, plaintiff requested access under New Jersey law to certain of our books and records. In response to plaintiff’s request, we voluntarily provided plaintiff with those books and records that we believed we were required to produce under New Jersey law. Thereafter, on November 9, 2007, plaintiff filed an Amended Complaint to assert a second claim to compel us to provide it with access to certain other books and records (Books and Records Claim). The Annual Meeting Claim and the Books and Records Claim sought equitable relief only.
     In December 2007, we agreed to hold our annual meeting of shareholders on December 31, 2007. This resolved the Annual Meeting Claim. Prior to the annual meeting, we voluntarily produced to plaintiff certain additional books and records that plaintiff requested in the Books and Records Claim. Thereafter, on January 24, 2008, we filed an opposition to plaintiff’s Order to Show Cause to compel access to the remaining books and records. On February 4, 2008, plaintiff filed a reply brief. The Books and Records Claim has been briefed and the parties are waiting for the Court to schedule a hearing date to resolve the matter. We believe that the books and records requests at issue in the Books and Records Claim are burdensome and overbroad and intend to vigorously defend the action.
     Kahn Putative Class Action
     A shareholder putative class action lawsuit was filed against us in the Superior Court of New Jersey, Chancery Division, Burlington County. The action, entitled Alan R. Kahn v. Stephen H. Rusckowski, et al., Docket No. BUR-C-000007-08, was filed with the Court on January 22, 2008 against us, Philips and our four non-independent directors, Clement Revetti, Jr., Stephen H. Rusckowski, Gregory M. Sebasky and Scott Weisenhoff. Plaintiff purports to bring the action on his own behalf and on behalf of all current holders of our common stock. The complaint alleges that defendants breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by purportedly agreeing to and initiating a process for our sale or a change of control transaction which will allegedly cause harm to plaintiff and the putative class. Plaintiff seeks damages in an unspecified amount, plus costs and interest, a judgment declaring that defendants breached their fiduciary duties and that any proposed transactions regarding our sale or change of control are void, an injunction preventing our sale or any change of control transaction that is not entirely fair to the class, an order directing us to appoint three independent directors to our board of directors and attorneys’ fees and expenses. We have not yet been required to file a responsive pleading. We believe that the claims asserted have no merit and intend to defend the case vigorously.
Reseller Arbitration Demand
     On October 1, 2007, we received from counsel to nine current and former resellers of our products (Claimants), a copy of an arbitration demand filed by the Claimants, initiating an arbitration proceeding styled Diskriter, Inc., Electronic Office Systems, Inc., Milner Voice & Data, Inc., Nelson Systems, Inc., NEO Voice and Communications, Inc., Office Business Systems, Inc., Roach-Reid Office Systems, Inc., Stiles Office Systems, Inc., and Travis Voice and Data, Inc. v. MedQuist Inc. and MedQuist Transcriptions, Ltd. (filed on September 27, 2007, AAA, Case Number Not Yet Assigned). The arbitration demand purports to set forth claims for breach of contract; breach of covenant of good faith and fair dealing; promissory estoppel; misrepresentation; and tortuous interference with contractual relations. The Claimants allege that we breached our written agreements with the Claimants by: (i) failing to provide reasonable training, technical support, and other services; (ii) using the Claimants’ confidential information to compete against the Claimants; (iii) directly competing with the Claimants’ territories; and (iv) failing to make new products available to the Claimants. In addition, the Claimants’ allege that we made false oral representations that we: (i) would provide new products, opportunities and support to the Claimants; (ii) were committed to continuing to use Claimants; (iii) did not intend to create our own sales force with respect to the Claimants’ territory; and (iv) would stay out of Claimants’ territories and would not attempt to take over the Claimants business and relationships with the Claimants’ customers and end-users. The Claimants assert that they are seeking damages in excess of $24.3 million. The arbitrator has not yet set a date for us to formally respond to the arbitration demand. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.
Anthurium Patent Litigation
     On November 6, 2007, Anthurium Solutions, Inc. filed an action entitled Anthurium Solutions, Inc. v. MedQuist Inc., et al., Civil Action No. 2-07CV-484, in the United States District Court for the Eastern District of Texas, alleging that we infringed and continue to infringe United States Patent No. 7,031,998 through our DEP transcription platform. The complaint also alleges patent infringement claims against Spheris Inc. and Arrendale Associates, Inc. The complaint seeks injunctive relief and unspecified damages, including enhanced damages and attorneys’ fees. We filed our answer on January 15, 2008 and counterclaimed seeking a declaratory judgment of non-infringement and invalidity. No scheduling order has been issued, and no pretrial dates have been set. Our investigation of the claims is ongoing, and we are awaiting plaintiffs’ preliminary infringement contentions. We believe that the claims asserted have no merit and intend to vigorously defend the suit.
Item 4. Submission Of Matters To A Vote Of Security Holders
     We held our annual meeting of shareholders (Annual Meeting) on December 31, 2007. The purpose of the Annual Meeting was to elect six directors for terms of one year each. In addition to the nominees nominated by us, one of our shareholders, Costa Brava Partnership III, L.P. nominated six additional directors. The number of shares outstanding on our records as of the close of business on December 6, 2007, the record date for the Annual Meeting, was 37,487,323. There were 26,401,189 shares of company stock present at the meeting or by proxy. The results of voting at the Annual Meeting was as follows:

Name	Votes For	Votes Withheld
Our Nominees:
Brian O’Donoghue	23,601,440	15,578
Clement Revetti, Jr.	23,601,292	15,726
Stephen H. Rusckowski	23,579,234	37,784
Mark E. Schwarz	23,579,382	37,636
Gregory M. Sebasky	23,601,292	15,726
Scott M. Weisenhoff	23,579,234	37,784

Costa Brava Nominees:
Seth W. Hamot	2,782,763	1,408
Andrew R. Siegel	2,782,763	1,408
Douglas M. Gleason	2,782,763	1,408
Douglas E. Linton	2,782,763	1,408
Alok Mohan	2,115,321	668,850
Jay Scollins	2,115,321	668,850
PART II
Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases Of Equity Securities
     Our common stock is traded on the Pink Sheets under the symbol “MEDQ.PK”. Set forth below are the high and low closing bid quotations (as reported by the Pink Sheets LLC) for each quarter of 2006 and 2007 and the first quarter (through February 29, 2008) of 2008. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect the prices for actual transactions.

	High	Low
2006
First Quarter	$13.94	$12.14
Second Quarter	$14.90	$11.89
Third Quarter	$12.45	$9.05
Fourth Quarter	$13.65	$11.45
2007
First Quarter	$13.55	$9.90
Second Quarter	$9.95	$7.80
Third Quarter	$12.35	$9.05
Fourth Quarter	$12.04	$8.70
2008
First Quarter (through February 29, 2008)	$10.75	$8.75
Holders
     As of February 29, 2008, the closing price of our common stock was $9.50 and we had 205 shareholders of record.
Dividends
     We have never declared or paid any cash dividends on our common stock. We expect to retain any future earnings to fund operations and the continued development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2007		2006		2005		2004		2003
	($ in thousands, except per share data)
Statement of Operations Data:
Net Revenues	$340,342		$358,091	(1)	$353,005	(1)(2)	$451,894	(2)	$484,762	(2)
Net Income (loss)	$(15,206	)(3)	$(16,942	)(3)	$(111,632	)(3)(4)	$3,742	(3)(5)	$35,567
Net Income (loss) per share — Basic	$(0.41)		$(0.45)		$(2.98)		$0.10		$0.96
Net Income (loss) per share — Diluted	$(0.41)		$(0.45)		$(2.98)		$0.10		$0.94

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$417,772	$441,139	$493,191	$540,934	$526,468
Total non-current liabilities	$17,294	$18,492	$18,534	$4,196	$3,339

(1)	Reflects a reduction in net revenues of $10,402 and $57,678 in 2006 and 2005, respectively, related to accommodation offers to be made to certain of our customers.

(2)	Reflects a reduction in net revenues related to a billing error of $133, $931 and $2,142 in 2005, 2004 and 2003, respectively.

(3)	In 2007, 2006, 2005 and 2004, we recorded a charge, net of insurance recoveries, of $6,083, $13,001, $34,127 and $10,253, respectively, for costs associated with our review of certain of our historical line billings, our review of past allegations of improper billing practices, as well as legal fees and other costs associated with the matters described in Item 3, Legal Proceedings.

(4)	In the fourth quarter of 2005, a valuation allowance of $56,808 was established against various domestic deferred tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that a majority of the domestic deferred tax assets would not be realized.

(5)	In 2004, we recorded a goodwill impairment charge of $14,603 related to our former Solutions reporting unit. Due to reduced sales and margins, expected operating profits and cash flows were forecast lower than previously anticipated.
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
Executive Overview
     We are the largest MTSO in the world, and a leader in technology enabled clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we employ approximately 6,000 skilled MTs, making us the largest employer of MTs in the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition and electronic signature services.
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
     In 2001, we acquired Speech Machines, a company based in the United Kingdom, whose technology has since developed into our DEP. In 2002, we began the process of migrating our customers to our DEP from our many disparate transcription platforms and completed this process in the first quarter of 2007. As a result of this process, we encountered customer attrition.
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

     We have devoted significant resources over the past few years to improving our fundamental business systems, including our corporate governance functions, financial controls, and operational infrastructure. In addition, during this period we also devoted a significant portion of our time and attention to matters outside the ordinary course of business such as cooperating with federal investigations, responding to ongoing legal proceedings and reviewing past allegations of improper billing practices. As our organization was focusing on these issues, we also pursued major operational initiatives to consolidate technology platforms, communicate actively with our customers, and restructure our business.
     During this same period there have been several significant developments in the medical transcription industry, including:
•	A shortage of qualified domestic MTs has increased the demand for outsourced medical transcription services by U.S.-based healthcare providers. This demand for qualified MTs, as well as budgetary pressures experienced by healthcare providers, has also caused many more U.S.-based healthcare providers to evaluate and consider the use of offshore medical transcription labor.

•	Several low cost providers have emerged and aggressively moved into our market offering medical transcription services (performed both domestically and offshore) at prices significantly below our traditional price point. While we believe the market for outsourced medical transcription continues to expand, the growing acceptance by customers of the use of offshore labor has further increased the competitive environment in the medical transcription industry.

•	Technological advances by us and our competitors can significantly reduce the length of time required to transcribe medical reports, in turn reducing the overall cost of medical transcription services.
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
Critical Accounting Policies, Judgments and Estimates
     Management’s Discussion and Analysis (MD&A) is based in part upon our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the U.S. (GAAP). We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. These critical accounting policies and estimates have been discussed with our audit committee.
     The preparation of our consolidated financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates and judgments. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable at such time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may ultimately differ from these estimates. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters, and (2) there would be a material effect on the financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements as addressed in Note 2 to our consolidated financial statements, areas that are particularly significant and critical include:
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
     Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:
•	our net book value compared to our market capitalization;

•	significant adverse economic and industry trends;

•	significant decrease in the market value of the asset;

•	the extent that we use an asset or changes in the manner that we use it;

•	significant changes to the asset since we acquired it; and

•	other changes in circumstances that potentially indicate all or a portion of our company will be sold.
     Deferred income taxes. As of December 31, 2007, we had net deferred tax assets of $57.6 million prior to consideration of a valuation allowance. These deferred tax assets result primarily from expenses that have been recorded for book purposes but not yet recorded on tax returns and from net operating loss carry forwards. Deferred tax assets represent future tax benefits that we expect to be able to apply against future taxable income or that will result in future net operating losses that can be carried forward. Our ability to utilize the deferred tax assets is dependent upon our ability to generate future taxable income. To the extent that we believe it is more likely than not that all or a portion of the deferred tax asset will not be utilized, we record a valuation allowance against that asset. In making that determination we consider all positive and negative evidence and give stronger consideration to evidence that is objective in nature. Based on this analysis we determined that a valuation allowance would be provided against a portion of our deferred income tax assets in 2006 and 2007. No valuation allowance was established against deferred tax assets to the extent the asset could be benefited through the use of a net operating loss carry back or to the extent we have deferred tax liabilities as of the balance sheet date that will generate taxable income within the same period in which a deferred tax asset will reverse.
     We will continue to evaluate the realizability of our deferred income tax assets in future periods and adjust the valuation allowance accordingly.
     Commitments and contingencies. Other than an accrual of $7.5 million for the matter referenced under the caption “Customer Litigation” contained in Item 3, Legal Proceedings, as of December 31, 2007, we have not accrued for potential future settlements or adverse outcomes for the other items contained in Item 3, Legal Proceedings, since no matters were probable.
     Revenue recognition. For the year ended December 31, 2007, approximately 83.3% of our net revenues were derived from our medical transcription technology and services. Medical transcription services revenues are recognized when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, services are rendered and collectability is reasonably assured. These services are based on contracted rates. Medical transcription services revenues are net of estimates for customer credits. Historically, our estimates have been adequate. If actual results are higher or lower than our estimates, we would have to adjust our estimates and financial statements in future periods.
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

     Accounting for consideration given to a customer. In response to customers’ concerns regarding historical billing matters, we offered financial accommodations to certain of our customers. Consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s services. Therefore, $10.4 million and $57.7 million of the authorized accommodation amount for our customers was characterized as a reduction of revenues in 2006 and 2005, respectively.
Basis of Presentation
     Sources of Revenues
     We derive revenues primarily from the provision of medical transcription services to health systems, hospitals and large group medical practices. Our customers are generally charged a rate times the volume of work that we transcribe or edit. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, maintenance services, digital dictation, speech recognition and electronic signature services. Our medical transcription revenues (excluding the impact of our customer accommodation program) have been declining over the past several years, as prices have declined and some customers have switched to alternative vendors. Our technology products and services revenues also declined over the past several years, as many products reached the end of their life and revenues from new products have not replaced the lost revenues.
     As a result of our individual accommodation offers made to certain of our customers, net revenues for the years ended December 31, 2006 and 2005 were reduced by $10.4 million and $57.7 million, respectively.
     Net revenues from customers in the U.S. were $335.1 million, $353.5 million and $348.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net revenues from customers outside the U.S. were $5.2 million, $4.6 million and $4.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
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
     Cost of investigation and legal proceedings, net
     Cost of investigation and legal proceedings include legal fees incurred in connection with the SEC and DOJ investigations and proceedings and the defense of civil litigation matters described in Item 3, Legal Proceedings, litigation support consulting, and consulting services provided by Nightingale and Associates, LLC (Nightingale), net of insurance claims reimbursement. Howard Hoffmann serves as our non-employee President and Chief Executive Officer pursuant to the terms of an agreement between us and Nightingale. Our agreement with Nightingale also permits us to engage additional personnel employed by Nightingale to provide consulting services to us from time to time.
     Shareholder Securities Litigation Settlement
     Shareholder Securities Litigation Settlement represents the $7.75 million payment made pursuant to the memorandum of understanding and stipulation of settlement described under the caption “Shareholder Securities Litigation” in Item 3, Legal Proceedings.

Consolidated Results of Operations
     The following tables set forth our consolidated results of operations for the periods indicated below:
Comparison of Years Ended December 31, 2007 and 2006

	Years Ended December 31,
	2007		2006
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change
Net revenues	$340,342	100.0%	$358,091	100.0%	$(17,749)	(5.0%)

Operating costs and expenses:
Cost of revenues	260,879	76.7%	280,273	78.3%	(19,394)	(6.9%)
Selling, general and administrative	62,288	18.3%	53,675	15.0%	8,613	16.0%
Research and development	13,695	4.0%	13,219	3.7%	476	3.6%
Depreciation	10,988	3.2%	11,802	3.3%	(814)	(6.9%)
Amortization of intangible assets	5,511	1.6%	5,829	1.6%	(318)	(5.5%)
Cost of investigation and legal proceedings	6,083	1.8%	13,001	3.6%	(6,918)	(53.2%)
Restructuring charges	2,756	0.8%	3,442	1.0%	(686)	(19.9%)

Total operating costs and expenses	362,200	106.4%	381,241	106.5%	(19,041)	(5.0%)

Operating loss	(21,858)	(6.4%)	(23,150)	(6.5%)	1,292	(5.6%)

Equity in income of affiliated company	625	0.2%	874	0.2%	(249)	(28.5%)
Interest income, net	8,366	2.5%	7,628	2.1%	738	9.7%

Loss before income taxes	(12,867)	(3.8%)	(14,648)	(4.1%)	1,781	(12.2%)

Income tax provision	2,339	0.7%	2,294	0.6%	45	2.0%

Net loss	$(15,206)	(4.5%)	$(16,942)	(4.7%)	$1,736	(10.2%)

Net revenues
     Net revenues decreased $17.7 million, or 5.0%, to $340.3 million for the year ended December 31, 2007 compared with $358.1 million for the year ended December 31, 2006. Excluding a charge of $10.4 million in 2006 related to our customer accommodation program, revenues declined $28.1 million. This decrease was attributable primarily to:
•	a decline in service revenues of $25.3 million resulting primarily from lower medical transcription volume and lower pricing to both new and existing customers. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP; and

•	reduced sales and implementations of our technology products of $2.4 million as technology products sold in 2007 had longer implementation and customer acceptance periods.
     We continue to experience pricing pressures as our existing and prospective customers seek out opportunities to reduce costs, particularly through the utilization of offshore labor.
Cost of revenues
     Cost of revenues decreased $19.4 million, or 6.9%, to $260.9 million for the year ended December 31, 2007 compared with $280.3 million for the year ended December 31, 2006. This decrease was attributable primarily to:
•	reduced medical transcription payroll costs of $8.3 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	decreased telecommunications costs of $3.8 million associated with both the decrease in our service revenues and the transition of customers from our non-DEP medical transcription platforms, which required MTs to access dictation using traditional phone lines, to our DEP, which allows MTs to access dictation through the internet; and

•	reduced other costs of $7.3 million resulting from headcount and facility reductions associated with restructuring actions taken to better align our overhead costs with our lower revenue levels.
     As a percentage of net revenues, cost of revenues decreased to 76.7% for the year ended December 31, 2007 from 78.3% for the same period in 2006, as a result largely of actions taken to reduce fixed costs at a faster pace than the reduction of our net revenues.
Selling, general and administrative
     SG&A expenses increased $8.6 million, or 16.0%, to $62.3 million for the year ended December 31, 2007 compared with $53.7 million for the year ended December 31, 2006. This increase was due primarily to $4.3 million in higher legal fees for matters unrelated to the cost of investigation and legal proceedings; the reassignment of Nightingale services in 2007 to focus on operational matters of $2.9 million; professional fees incurred related to the evaluation of strategic alternatives of $1.9 million; and an increase in audit fees of $0.6 million related to the audit of our consolidated financial statements and the audit of our internal control over financial reporting. These increases were offset by decreases in all other SG&A expenses of $1.1 million. SG&A expenses as a percentage of net revenues were 18.3% for the year ended December 31, 2007 compared with 15.0% for the same period in 2006.
Research and development
     R&D expenses increased $0.5 million, or 3.6%, to $13.7 million for the year ended December 31, 2007 compared with $13.2 million for the year ended December 31, 2006. This increase was due primarily to an increase in fees paid to Philips for enhancements related to our Speech Recognition software. R&D expenses as a percentage of net revenues were 4.0% for the year ended December 31, 2007 compared with 3.7% for the same period in 2006.
Depreciation
     Depreciation expense decreased $0.8 million, or 6.9%, to $11.0 million for the year ended December 31, 2007 compared with $11.8 million for the year ended December 31, 2006. This decrease was attributable primarily to fixed assets reaching the end of their depreciable period. Depreciation expense as a percentage of net revenues was 3.2% for the year ended December 31, 2007 compared with 3.3% for the same period in 2006.
Amortization
     Amortization of intangible assets decreased $0.3 million, or 5.5%, to $5.5 million for the year ended December 31, 2007 compared with $5.8 million for the year ended December 31, 2006. Amortization of intangible assets as a percentage of net revenues was 1.6% for both periods.
Cost of investigation and legal proceedings, net
     Cost of investigation and legal proceedings, net decreased $6.9 million to $6.1 million for the year ended December 31, 2007 compared with $13.0 million for the year ended December 31, 2006. This decrease was due primarily to the realization of $15.4 million of insurance claim reimbursements in 2007 compared with $9.4 million for the year ended December 31, 2006. In addition, for the year ended December 31, 2007, $2.9 million of costs were charged to SG&A related to Nightingale’s services due to Nightingale’s focus on operational matters.
Restructuring charges
     During 2007, we recorded a restructuring charge of $2.8 million comprised of $2.4 million for severance obligations and $0.3 million for non-cancelable leases related to the closure of offices. During 2006, we recorded a restructuring charge of $3.4 million comprised of $1.7 million for non-cancelable leases related to the closure of offices, $0.3 million for the write-off of property and equipment and $1.4 million for severance obligations.

Interest income, net
     Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net increased $0.7 million, or 9.7%, to $8.4 million for the year ended December 31, 2007 compared with $7.6 million for the year ended December 31, 2006. This increase was attributable to higher interest rates earned in the 2007 period (5.0%) compared with the 2006 period (4.6%).
Income tax provision
     The effective income tax rate for the year ended December 31, 2007 was 18.2% compared with an effective income tax rate of 15.7% for the year ended December 31, 2006. The difference in tax rates is related primarily to the decrease in the pre-tax loss from 2006 to 2007. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that a significant portion of the domestic deferred income tax assets would not be realized. In addition, various adjustments were recorded for the year ended December 31, 2007 including the reduction of the foreign valuation allowance and various adjustments related to state tax exposures.
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
     Selling, general and administrative
SG&A expenses decreased $0.9 million, or 1.6%, to $53.7 million for the year ended December 31, 2006 compared with $54.6 million for the year ended December 31, 2005. This decline was attributable primarily to a decrease in bonus and commission expense of $3.0 million, $2.3 million associated with the separation and replacement of certain members of our management team in 2005 that did not recur in 2006, as well as reductions in sales and marketing expense of $1.3 million, human resources consultants of $0.9 million and all other miscellaneous SG&A expenses of $0.5 million. These decreases were offset by an increase in audit and outside consulting fees of $4.7 million related to the audit of our financial statements and the audit of our internal control over financial reporting, an increase in legal costs of $1.1 million due to higher than anticipated fees for certain matters, an increase of $0.7 million in insurance premiums as a result of insurance recoveries related to legal expenses and an increase in stock-based compensation expense of $0.6 million. SG&A expenses as a percentage of net revenues for 2006 were 15.0% compared with 15.5% for 2005.
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
     Cost of investigation and legal proceedings, net
     These costs and expenses decreased $21.1 million, or 61.9%, to $13.0 million for the year ended December 31, 2006 compared with $34.1 million for the year ended December 31, 2005. This reduction in costs was the result of decreases in legal fees incurred in connection with the SEC and DOJ investigations and proceedings and the defense of civil litigation matters as well as litigation support consulting of $11.4 million, lower consulting services provided by Nightingale of $0.2 million and lower other miscellaneous costs of $0.1 million, as well as an insurance recovery on our legal expenses of $9.4 million.

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
     Income tax provision
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
Liquidity and Capital Resources
     As of December 31, 2007, we had net working capital of $133.2 million compared with $145.5 million as of December 31, 2006. Our principal source of liquidity is available cash on hand. Cash and cash equivalents declined $13.8 million to $161.6 million as of December 31, 2007 from $175.4 million as of December 31, 2006. This decline was driven primarily by purchases of property and equipment of $11.6 million, capitalized software of $2.0 million as well as cash used in operating activities of $0.3 million. The $0.3 million net cash used in operating activities reflects a $15.2 million net loss, a payment of $7.8 million related to the settlement of shareholders securities litigation, customer accommodation payments of $3.7 million as well as cash used in other operating activities of $5.8 million. These decreases were offset by depreciation and amortization expense of $16.5 million and insurance recoveries of $16.1 million.
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

     Off-Balance Sheet Arrangements
     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
     Contractual Obligations
     The following table summarizes our obligations to make future payments under current contracts as of December 31, 2007 (in thousands):

	Payment Due By Period
		Less
		than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$15,732	$4,650	$9,440	$1,642	$—
Purchase Obligations(1)	21,424	5,650	14,827	947	—
Severance and Other Guaranteed Payment Obligations(2)	2,678	2,678	—	—	—

Total Contractual Obligations	$39,834	$12,978	$24,267	$2,589	$—

(1)	Purchase obligations are for telecommunication contracts ($21,174) and other recurring purchase obligations ($250).

(2)	Severance and Other Guaranteed Payment Obligations are comprised of severance payments ($1,493), employee retention payments ($785) and amounts owed to Nightingale ($400).
     We have agreements with certain of our named executive officers that provide for severance payments to the employee in the event the employee is terminated without cause. The maximum cash exposure under these agreements was approximately $1,207 as of December 31, 2007.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement 157, Fair Value Measurements, (Statement 157) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. Statement 157 does not require any new fair value measurements. The provisions of this statement are effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB delayed the effective date of Statement 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We do not expect the adoption of Statement 157 to have a material impact on our consolidated financial statements.
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
     In December 2007, the FASB issued Statement 141(R), Business Combinations (Statement 141R). Statement 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Statement 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of our fiscal year beginning after December 15, 2008.
     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (Statement 160). Statement 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 will become effective as of the beginning of our fiscal year beginning after December 15, 2008. We do not believe that Statement 160 will have a material effect on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
     We earn interest income from our balances of cash and cash equivalents. This interest income is subject to market risk related to changes in interest rates which affects primarily our investment portfolio. We invest in instruments that meet high credit quality standards as specified in our investment policy.
      Management estimates that if the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 2007 would have decreased by approximately $1.7 million. The impact on our future interest income will depend largely on the gross amount of our investments and future changes in investment yields.
Item 8. Financial Statements And Supplementary Data
     Our consolidated financial statements and supplementary data required by this item are attached to this report beginning on page F-1.
Item 9. Changes in And Disagreements With Accountants On Accounting And Financial Disclosure
     None.
Item 9A. Controls And Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2007. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.
(b) Management’s Report on Internal Control over Financial Reporting as of December 31, 2007
     Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
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
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with existing policies or procedures may deteriorate.
     In accordance with the internal control reporting requirements of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting. This report is included on page F-2 of our consolidated financial statements included as part of this Annual Report on Form 10-K.
(c) Changes in Internal Control Over Financial Reporting
     As a result of initiatives that management undertook in 2007 with oversight from the Audit Committee to remediate known material weaknesses in our control over financial reporting as of December 31, 2006, we made the following material changes in our internal control over financial reporting throughout and during the year ended December 31, 2007.
•	During the fourth quarter of fiscal 2007, we retained third party consultants to serve as technical resources with respect to accounting for certain selected accounting transactions;

•	During the third quarter of fiscal 2007, we expanded our disclosure committee to include our Chief Executive Officer, our outside litigation counsel and a representative of Nightingale who is assisting us with various projects at the direction of our Chief Executive Officer. During the fourth quarter of fiscal 2007, this process was further enhanced by extending internal control and disclosure certificates to a group of functional managers;

•	During the third quarter of fiscal 2007, we enhanced quarter-end procedures to timely identify and record outstanding liabilities;

•	During the first quarter of fiscal 2007, we established a formal accounting methodology and implemented formal, monthly review procedures performed by corporate accounting personnel prior to the recording of any post-contract customer support (PCS), hardware, software and implementation service revenues; and

•	During the first quarter of fiscal 2007, we centralized accounting related to PCS, implementation services and deferred revenue to our corporate headquarters.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information called for by this item is incorporated by reference to the portions of our definitive proxy statement entitled, “Election of Directors,” “Governance of the Company,” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation
     The information called for by this item is incorporated by reference to the portions of our definitive proxy statement entitled “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Compensation of our Named Executive Officers.”
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information called for by this item is incorporated by reference to the portions of our definitive proxy statement entitled “Stock Ownership of Our Directors, Executive Officers and 5% Beneficial Owners,” “Compensation of Directors,” “Securities Authorized For Issuance Under Equity Compensation Plans” and “Compensation of our Named Executive Officers.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information called for by this item is incorporated by reference to the portion of our definitive proxy statement entitled “Certain Relationships and Related Transactions.”
Item 14. Principal Accountant Fees and Services
     The information called for by this item is incorporated by reference to the portion of our definitive proxy statement entitled “Fees Paid to Independent Registered Public Accounting Firm.”
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
     (1) Financial Statements. The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page F-1.
     (2) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts filed as part of this report is listed on page F-35. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.
     (3) Exhibits. See (b) below.
(b) Exhibits:

No.	Description
3.1(1)	Certificate of Incorporation of MedQuist Inc. (as amended)

3.2(1)	By-Laws of MedQuist Inc. (as amended)

4.1(1)	Specimen Stock Certificate

10.1*(1)	The MRC Group, Inc. Amended and Restated 1992 Stock Option Plan

10.2*(1)	1992 Stock Option Plan of MedQuist Inc., as amended

10.3*(1)	Nonstatutory Stock Option Plan for Non-Employee Directors of MedQuist Inc.

10.4*(1)	MedQuist Inc. 2002 Stock Option Plan

10.5*(1)	Form of Award Agreement under the MedQuist Inc. 2002 Stock Option Plan

10.6*(1)	1996 Employee Stock Purchase Plan

10.7*(1)	MedQuist Inc. Executive Deferred Compensation Plan

10.8*(1)	Separation Agreement and General Release dated June 28, 2007 by and between MedQuist Inc. and Frank Lavelle

10.9*(1)	Separation Agreement and General Release dated June 28, 2007 by and between MedQuist Inc. and Linda Reino

No.	Description
10.10*(1)	Relocation Letter Agreement, dated as of April 26, 2006, between MedQuist Inc. and Adele T. Barbato

10.11*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Michael Clark

10.12*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Mark Sullivan

10.13*(1)	Employment Agreement, dated as of May 27, 2005, between MedQuist Inc. and Mark Ivie

10.14*(1)	Employment Agreement, dated as of June 2, 2005, between MedQuist Inc. and Kathleen Donovan

10.15*(1)	Employment Agreement, dated as of October 26, 2005, between MedQuist Inc. and R. Scott Bennett

10.16*(1)	Employment Agreement, dated as of August 10, 2006, between MedQuist Inc. and Linda Reino

10.17*(1)	Letter Agreement, dated as of November 10, 2006, by and between MedQuist Inc. and James Brennan

10.18*(4)	Retention and Strategic Transaction Bonus Agreements, dated September 20, 2007, with each of Kathleen Donovan, Mark Ivie and Scott Bennett

10.19*(4)	Retention and Strategic Transaction Bonus Agreements, dated September 20, 2007, with each of Mark Sullivan and Michael Clark

10.20*(1)	Engagement Letter, dated as of July 30, 2004, between MedQuist Inc. and Nightingale & Associates, LLC

10.20.1*(1)	Amendment to Engagement Letter, dated as of January 7, 2005, between MedQuist Inc. and Nightingale & Associates, LLC

10.20.2*(1)	Amendment to Engagement Letter, dated as of September 25, 2006 between MedQuist Inc. and Nightingale & Associates, LLC

10.20.3*(1)	Amendment to Engagement Letter, dated as of January 8, 2007, between MedQuist Inc. and Nightingale & Associates, LLC

10.20.4*(4)	Letter Agreement by and between MedQuist Inc. and Nightingale & Associates, LLC dated September 19, 2007

10.20.5*	Letter Agreement by and between MedQuist Inc. and Nightingale & Associates, LLC dated March 14, 2008

10.21(1)	Governance Agreement, dated as of May 22, 2000, between MedQuist Inc. and Koninklijke Philips Electronics N.V.

10.21.1(5)	Amendment to the Governance Agreement by and between MedQuist Inc. and Koninklijke Philips Electronics N.V. dated November 8, 2007

10.21.2(9)	Amendment to the Governance Agreement by and between MedQuist Inc. and Koninklijke Philips Electronics N.V. dated March 12, 2008

10.22(1)	Licensing Agreement, dated as of May 22, 2000, between MedQuist Inc. and Philips Speech Processing GmbH

10.22.1(1)	Amendment No. 1 to Licensing Agreement, dated as of January 1, 2002, between MedQuist Inc. and Philips Speech Processing GmbH

10.22.2#(1)	Amendment No. 2 to Licensing Agreement, dated as of December 10, 2002, between MedQuist Inc. and Philips Speech Processing GmbH

10.22.3#(1)	Amendment No. 3 to Licensing Agreement, dated as of August 10, 2003, between MedQuist Inc. and Philips Speech Processing GmbH

10.22.4#(1)	Amendment No. 4 to Licensing Agreement, dated as of September 1, 2004, between MedQuist Inc. and Philips Speech Processing GmbH

10.22.5#(1)	Amendment No. 5 to Licensing Agreement, dated as of December 30, 2005, between MedQuist Transcriptions, Ltd. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH

10.22.6#(1)	Amendment No. 6 to Licensing Agreement, dated as of February 13, 2007, between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH

10.23#(1)	Amended and Restated OEM Supply Agreement dated September 21, 2007, between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH

10.24(1)	Norcross, Georgia Office Lease Agreement dated as of September 6, 2002

10.25(1)	Mt. Laurel, New Jersey Office Lease Agreement dated as of June 17, 2003

10.26(1)	First Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of August 26, 2003

10.27(1)	Second Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003

No.	Description
10.28(1)	Third Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003

10.29(1)	Confirmation of Lease Term regarding Mt. Laurel, New Jersey Office Lease dated as of August 10, 2006

10.30(1)	Marietta, Georgia Office Lease Agreement dated as of September 6, 2002

10.31(1)	First Amendment to Marietta, Georgia Office Lease Agreement dated March 24, 2006

10.31.1(1)	Memorandum of Understanding dated March 23, 2007 by and among (i) MedQuist, Inc., Brian J. Kearns, David A. Cohen, John A. Donohoe, Ethan Cohen, John W. Quaintance, and Ronald F. Scarpone, and (ii) Greater Pennsylvania Carpenters Pension Fund

10.31.2(2)	Stipulation of Settlement dated March 23, 2007 by and among (i) MedQuist, Inc., Brian J. Kearns, David A. Cohen, John A. Donohoe, Ethan Cohen, John W. Quaintance, and Ronald F. Scarpone, and (ii) Greater Pennsylvania Carpenters Pension Fund

10.32*(1)	MedQuist Inc. Board of Directors Deferred Compensation Plan

10.33*(1)	Indemnification Agreement, dated as of July 15, 2005, between MedQuist Inc. and John Simmons

10.34*(1)	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and John H. Underwood

10.35*(1)	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and Richard H. Stowe

10.36*(3)	Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers

10.37*(7)	Indemnification Agreement, dated as of December 11, 2007 between MedQuist Inc. and Mark Schwarz

10.38*(7)	Indemnification Agreement, dated as of December 7, 2007 between MedQuist Inc. and Brian O’Donoghue

10.39*(8)	Indemnification Agreement, dated as of February 21, 2008 between MedQuist Inc. and Warren Pinckert

10.40(9)	Settlement Term Sheet dated March 10, 2008 by and among (i) MedQuist Inc. and (ii) Partners Healthcare System, Northbay Healthcare Group, Hospital Corporation of America, St. Lukes Regional Medical Center, Palisades Medical Center, Mt. Sinai Medical Center, Ascension Health Ministry, Bayonne Medical Center, Bon Secours Health System, Inc., South Broward Memorial Hospital District and University of Colorado, and all related or associated facilities

21(1)	Subsidiaries of MedQuist Inc.

23	Consent of KPMG LLP

24	Power of Attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on July 5, 2007

(2)	Incorporated by reference to our Current Report on Form 8-K/A filed on August 24, 2007

(3)	Incorporated by reference to our Current Report on Form 8-K filed on August 28, 2007

(4)	Incorporated by reference to our Current Report on Form 8-K filed on September 25, 2007

(5)	Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2007

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 11, 2007

(7)	Incorporated by reference to our Current Report on Form 8-K filed on December 11, 2007

(8)	Incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008

(9)	Incorporated by reference to our Current Report on Form 8-K filed on March 14, 2008
(c) Financial Statement Schedules.
     None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medquist Inc.

By:	/s/ Howard S. Hoffmann Howard S. Hoffmann
President and Chief Executive Officer

Date: March 17, 2008
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

Signature	Capacity	Date

/s/ Howard S. Hoffmann Howard S. Hoffmann	President and Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/s/ Kathleen E. Donovan Kathleen E. Donovan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2008

/s/ James Brennan James Brennan	Principal Accounting Officer, Controller and Vice President	March 17 , 2008

/s/ Brian O’Donoghue Brian O’Donoghue	Director	March 17, 2008

/s/ Warren e. pinckert, ii Warren E. Pinckert II	Director	March 17, 2008

/s/ Stephen H. Rusckowski Stephen H. Rusckowski	Non-Executive Chairman of the Board of Directors	March 17, 2008

/s/ Clement Revetti, Jr Clement Revetti, Jr.	Director	March 17, 2008

/s/ Mark E. Schwarz Mark E. Schwarz	Director	March 17, 2008

/s/ Gregory M. Sebasky Gregory M. Sebasky	Director	March 17, 2008

/s/ Scott M. Weisenhoff Scott M. Weisenhoff	Director	March 17, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MedQuist Inc.:
We have audited MedQuist Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MedQuist Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as of December 31, 2007 (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, MedQuist Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MedQuist Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/  KPMG LLP
Philadelphia, Pennsylvania
March 17, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of MedQuist Inc.:
We have audited the accompanying consolidated balance sheets of MedQuist Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedQuist Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 3 and 14 to the consolidated financial statements, effective January 1, 2006, MedQuist Inc. and subsidiaries adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
As discussed in Note 15 to the consolidated financial statements, effective January 1, 2007, MedQuist Inc. and subsidiaries adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MedQuist Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 17, 2008

MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Net revenues	$340,342	$358,091	$353,005

Operating costs and expenses:
Cost of revenues	260,879	280,273	315,399
Selling, general and administrative	62,288	53,675	54,558
Research and development	13,695	13,219	9,784
Depreciation	10,988	11,802	17,099
Amortization of intangible assets	5,511	5,829	8,193
Cost of investigation and legal proceedings, net	6,083	13,001	34,127
Shareholder securities litigation settlement	—	—	7,750
Impairment charges	—	—	148
Restructuring charges	2,756	3,442	3,257

Total operating costs and expenses	362,200	381,241	450,315

Operating loss	(21,858)	(23,150)	(97,310)
Equity in income of affiliated company	625	874	500
Interest income, net	8,366	7,628	5,940

Loss before income taxes	(12,867)	(14,648)	(90,870)
Income tax provision	2,339	2,294	20,762

Net loss	$(15,206)	$(16,942)	$(111,632)

Loss per share:
Basic	$(0.41)	$(0.45)	$(2.98)

Diluted	$(0.41)	$(0.45)	$(2.98)

Weighted average shares outstanding:
Basic	37,488	37,484	37,484

Diluted	37,488	37,484	37,484

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	As of December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$161,582	$175,412
Accounts receivable, net	48,725	54,778
Income tax receivable	815	1,772
Deferred income taxes	—	298
Other current assets	7,920	8,352

Total current assets	219,042	240,612
Property and equipment, net	21,366	20,969
Goodwill	125,505	124,826
Other intangible assets, net	42,262	45,448
Deferred income taxes	2,712	2,378
Other assets	6,885	6,906

Total assets	$417,772	$441,139

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,754	$10,779
Accrued expenses	18,989	28,812
Accrued compensation	14,826	15,558
Customer accommodation and quantification	18,459	24,777
Deferred income tax liability — current	4,783	—

Deferred revenue	16,023	15,202

Total current liabilities	85,834	95,128

Deferred income taxes	15,151	18,034

Other non-current liabilities	2,143	458

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares; 37,544 and 37,484 shares issued and outstanding, respectively	236,412	235,080
Retained earnings	72,876	87,693
Deferred compensation	—	332
Accumulated other comprehensive income	5,356	4,414

Total shareholders’ equity	314,644	327,519

Total liabilities and shareholders’ equity	$417,772	$441,139

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	As of December 31,
	2007	2006	2005
Operating activities:
Net loss	$(15,206)	$(16,942)	$(111,632)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	16,499	17,631	25,292
Equity in income of affiliated company	(625)	(874)	(500)
Write-off and impairment of intangible assets	—	—	148
Deferred income tax provision (benefit)	1,878	5,225	36,655
Stock option expense	565	2,117	37
Stock based compensation — Board Members	150	—	—
Provision for doubtful accounts	4,967	4,955	8,111
Asset writeoff charges	168	767	4,096
Changes in operating assets and liabilities excluding effects of acquisitions:
Accounts receivable	(1,359)	11,066	(2,749)
Income tax receivable	957	19,889	(15,981)
Other current assets	431	1,666	1,132
Other non-current assets	646	1,216	600
Accounts payable	1,981	92	(2,583)
Accrued expenses	(9,378)	(9,366)	16,799
Accrued compensation	(727)	(5,537)	527
Customer accommodation and quantification	(3,723)	(21,121)	37,176
Deferred revenue	592	(3,343)	(3,737)
Other non-current liabilities	1,910	(2,090)	(1,142)

Net cash (used in) provided by operating activities	(274)	5,351	(7,751)

Investing activities:
Purchase of property and equipment	(11,639)	(8,191)	(9,535)
Capitalized software	(2,035)	(58)	(638)

Net cash used in investing activities	(13,674)	(8,249)	(10,173)

Financing activities:
Repayment of debt	—	—	(25)
Proceeds from exercise of stock options	10	—	—

Net cash provided by (used in) financing activities	10	—	(25)

Effect of exchange rate changes on cash	108	39	1

Net decrease in cash and cash equivalents	(13,830)	(2,859)	(17,948)
Cash and cash equivalents — beginning of year	175,412	178,271	196,219

Cash and cash equivalents — end of year	$161,582	$175,412	$178,271

Supplemental cash flow information:
Cash (recovered) paid for income taxes	$(451)	$(22,381)	$162

Accommodation payments paid with credits	$2,595	$980	$—

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income
Years Ended December 31, 2007, 2006 and 2005

					Accumulated
					Other	Total
	Common Stock		Retained	Deferred	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Compensation	Income	Equity
(in thousands)
Balance, January 1, 2005	37,484	$232,926	$216,267	$332	$4,425	$453,950
Comprehensive loss:
Net loss	—	—	(111,632)	—	—	(111,632)
Foreign currency translation adjustments	—	—	—	—	(1,135)	(1,135)

Total comprehensive loss						(112,767)
Employee stock compensation		37	—	—	—	37

Balance, December 31, 2005	37,484	232,963	104,635	332	3,290	341,220
Comprehensive loss:
Net loss	—	—	(16,942)	—	—	(16,942)
Foreign currency translation adjustments	—	—	—	—	1,124	1,124

Total comprehensive loss						(15,818)
Stock-based compensation expense	—	2,117	—	—	—	2,117

Balance, December 31, 2006	37,484	235,080	87,693	332	4,414	327,519

Comprehensive loss:
Net loss	—	—	(15,206)	—	—	(15,206)
Foreign currency translation adjustments	—	—	—	—	942	942

Total comprehensive loss	—	—	—	—	—	(14,264)
Stock-based compensation expense	—	565	—	—	—	565
Exercise of stock options	4	10	—	—	—	10
Adoption of FIN 48	—	—	389	—	—	389
Deferred compensation-stock grants	56	757	—	(332)	—	425

Balance, December 31, 2007	37,544	$236,412	$72,876	$—	$5,356	$314,644

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
1.  Description of Business
     We are a provider of medical transcription technology and services which are integral to the clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition and electronic signature services. We are a member of the Philips Group of Companies and collaborate with Philips Medical Systems in product development. On November 2, 2007, our majority shareholder, Koninklijke Philips Electronics N.V. (Philips), announced that it was going to proceed with the sale of its ownership interest in us if a satisfactory price and other acceptable terms can be realized. In addition, on November 2, 2007 we announced, in light of Philips’ announcement, that our board of directors, in connection with its previously disclosed review of our strategic alternatives, is evaluating whether a sale of us is in our best interests and the best interests of our shareholders.
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
     Revenue Recognition
     We follow revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, as amended by SAB 104. The majority of our revenues are derived from providing medical transcription services. Revenues for medical transcription services are recognized when the services are rendered. These services are based on contracted rates. The remainder of our revenues are derived from the sale of voice-capture and document management products including software, hardware and implementation, training and maintenance service related to these products.
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
     Under SOP 97-2, provided that the arrangement does not involve significant production, modification, or customization of the software, revenues are recognized when all of the following four criteria have been met; persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
     If at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenues are deferred until the arrangement fee becomes due and payable by the customer. If at the outset of an arrangement we determine that collectability is not probable, revenues are deferred until payment is received. Our license agreements typically do not provide for a right of return other than during the standard warranty period. If an arrangement allows for customer acceptance of the software or services, we defer revenues until the earlier of customer acceptance or when the acceptance rights lapse.
     We separately market and sell hardware and software post contract customer support (PCS). PCS covers phone support, hardware parts and labor, software bug fixes and limited upgrades, if and when available. We do not commit to specific future software upgrades or releases. The contract period for PCS is generally one year. We recognize both hardware and software PCS on a straight line basis over the life of the underlying PCS contract. In some of our PCS contracts, we bill the customer prior to performing the services. As of December 31, 2007 and 2006, deferred PCS revenues of $11,494 and $12,235, respectively, are included in deferred revenues and $221 and $450, respectively, are included in non-current liabilities in the accompanying consolidated balance sheets.
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
     Sales Taxes
     We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authorities.
     Accounting for Consideration Given to a Customer
     As a result of the Accommodation Analysis (which is described in Note 4), we offered financial accommodations to our customers. Pursuant to EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-9), consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s services and, therefore, should be characterized as a reduction of revenues when recognized in the vendor’s income statement. For the years ended December 31, 2007, 2006 and 2005, $0, $10,402 and $57,678, respectively, was recorded as a reduction of revenues related to the Accommodation Analysis.
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
     Services Provided by Independent Registered Public Accountant
     Services provided by our independent registered public accounting firm are expensed as the services are provided and were $6,840, $6,429, and $1,254 for the years ended December 31, 2007, 2006 and 2005, respectively.
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
     Stock-Based Compensation
     On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123 (revised 2004), Share-Based Payment, (Statement 123(R)), using the modified prospective transition method which requires application of Statement 123(R) on the date of adoption and, therefore, we have not retroactively adjusted results from periods prior to 2006. Under the modified prospective transition method, compensation costs associated with share-based awards recognized in 2006 include compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value previously estimated in accordance with the provisions of FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123). Had we granted options in 2006, the compensation costs for those options would have been based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). In March 2005, the SEC issued SAB 107 (SAB 107) which provided supplemental guidance related to Statement 123(R). We have applied the provisions of SAB 107 in our adoption of Statement 123(R).
     Statement 123(R) requires companies to estimate the fair value of stock options on the date of grant using an option pricing model. We use the Black-Scholes option pricing model to determine the fair value of our options. The determination of the fair value of stock based awards using an option pricing model is affected by a number of assumptions including expected volatility of the common stock over the expected term, the expected term, the risk free interest rate during the expected term and the expected dividends to be paid. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service periods.
     Stock-based compensation expense related to employee stock options recognized under Statement 123(R) for 2007 and 2006 was $565 and $2,117 which was charged to selling, general and administrative expenses ($255 and $562), research and development expenses ($91 and $240) and cost of revenues ($219 and $1,315). Included in the $565 and $2,117 is $120 and $194, respectively, of expense related to options that were issued to certain executive officers when we became current in our periodic reporting obligations with the SEC in October 2007. As of December 31, 2007, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $1,371 which is expected to be recognized over a weighted-average period of 4.7 years.
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

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
     The following table illustrates the pro forma effect on net loss and loss per share amounts for the year ended December 31, 2005 as if we had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation.

Net loss	$(111,632)
Add: Stock-based employee compensation expense included in reported net loss	37
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(3,487)

Pro forma net loss	$(115,082)

Basic net loss per share:
As reported	$(2.98)
Pro forma	$(3.07)
Diluted net loss per share:
As reported	$(2.98)
Pro forma	$(3.07)
     We did not grant any options for the years ended December 31, 2006 and 2005.
     Net Loss per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.
     The table below reflects basic and diluted net loss per share for the years ended December 31:

	2007	2006	2005
Net loss	$(15,206)	$(16,942)	$(111,632)

Weighted average shares outstanding:
Basic	37,488	37,484	37,484
Effect of dilutive stock	—	—	—

Diluted	37,488	37,484	37,484

Net loss per share:
Basic and diluted	$(0.41)	$(0.45)	$(2.98)

     The computation of diluted net loss per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net loss per share. During 2007, 2006 and 2005, we had a net loss. As a result, any assumed conversions would result in reducing the net loss per share and, therefore, are not included in the calculation. Shares having an anti-dilutive effect on net loss per share and, therefore, excluded from the calculation of diluted net loss per share, totaled 2,298 shares, 2,150 shares and 3,432 shares for the years ended December 31, 2007, 2006 and 2005, respectively.
     Advertising Costs
     Advertising costs are expensed as incurred and for the years ended December 31, 2007, 2006 and 2005 were $1,674, $1,903 and $2,098, respectively.
     Cash and Cash Equivalents
     We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Our cash management and investment policies dictate that cash equivalents be limited to investment grade, highly liquid securities. We place our temporary cash investments with high-credit rated, quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Consequently, our cash equivalents are subject to potential credit risk. As of December 31, 2007 and 2006, cash equivalents consisted of money market investments. The carrying value of cash and cash equivalents approximates fair value.

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
     Inventories
     Inventories, which are primarily comprised of finished goods, are stated at the lower of cost or market, with cost determined on a weighted-average basis. Inventories in excess of anticipated future demand or for obsolete products are reserved. As of December 31, 2007 and 2006, the net inventory balances were $2,011 and $2,608, respectively, and are included in other current assets in the accompanying consolidated balance sheets.
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
     Capitalized software is reported at the lower of unamortized cost or net realizable value and is amortized over the product’s estimated economic life which is generally three years. As of December 31, 2007 and 2006, $2,343 and $485, respectively, of unamortized software development costs are included in other intangible assets in the accompanying consolidated balance sheets. For the years ended December 31, 2007, 2006 and 2005, software amortization expense was $360, $262 and $336, respectively.
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
     Foreign Currency Translation
     Our operating subsidiaries in the United Kingdom and Canada use the local currency as their functional currency. We translate the assets and liabilities of those entities into U.S. dollars using the month-end exchange rate. We translate revenues and expenses using the average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded in accumulated other comprehensive income within shareholders’ equity. Gains and losses from foreign currency transactions are included in net loss and were not material for the years ended December 31, 2007, 2006 and 2005, respectively.
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

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
     The following table summarizes the net revenues by the categories of our products and services as a percentage of our total net revenues.

	2007	2006	2005
Medical transcription	83.3%	83.8%	79.5%
Products and related services	4.7%	4.6%	8.1%
PCS	8.2%	8.5%	9.3%
Other	3.8%	3.1%	3.1%

Total	100.0%	100.0%	100.0%

     Other includes medical coding, application service provider and other miscellaneous revenues.
     Fair Value of Financial Instruments
     Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the accompanying consolidated balance sheets at carrying values which approximate fair value due to the short-term nature of these instruments and the variability of the respective interest rates where applicable.
     Comprehensive Income/Loss
     Comprehensive income is comprised of Net income and Other comprehensive income/loss.
     Other comprehensive income/loss consists of foreign currency translation adjustments. Other comprehensive income/loss and comprehensive income are displayed separately in the Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement 157, Fair Value Measurements, (Statement 157) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. Statement 157 does not require any new fair value measurements. The provisions of this statement are effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB delayed the effective date of Statement 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We do not expect the adoption of Statement 157 to have a material impact on our consolidated financial statements.
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
     In December 2007, the FASB issued Statement 141(R), Business Combinations (Statement 141R). Statement 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Statement 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141R will become effective as of the beginning of our fiscal year beginning after December 15, 2008.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (Statement 160). Statement 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 will become effective as of the beginning of our fiscal year beginning after December 15, 2008. We do not believe that Statement 160 will have a material effect on our consolidated financial statements.
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
     The following is a summary of the financial statement activity related to the customer accommodation and the Quantification which is included as a separate line item in the accompanying consolidated balance sheets as of December 31, 2007 and 2006:

	2007	2006
Beginning balance	$24,777	$46,878
Customer accommodation	—	10,402
Payments and other adjustments	(3,723)	(31,523)
Credits	(2,595)	(980)

Ending balance	$18,459	$24,777

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
5.  Cost of Investigation and Legal Proceedings, net
     For the years ended December 31, 2007, 2006 and 2005, we recorded a charge of $6,083, $13,001 and $34,127, respectively, for costs associated with the Review, Management’s Billing Assessment as well as defense and other costs associated with the SEC and U.S. Department of Justice (DOJ) investigations and civil litigation that we deemed to be unusual in nature. These costs are net of insurance claim reimbursements. We record insurance claims when the realization of the claim is probable. The following is a summary of the amounts recorded in the accompanying consolidated statements of operations:

	2007	2006	2005
Legal fees	$18,678	$14,427	$20,858
Other professional fees	2,592	4,787	9,789
Nightingale and Associates, LLC (Nightingale) services	197	3,005	3,207
Insurance recoveries and claims	(15,386)	(9,409)	—
Other	2	191	273

Total	$6,083	$13,001	$34,127

     Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs. In 2006, insurance recoveries and claims represent insurance recoveries ($8,702) and insurance claims ($707). The insurance claims were recorded in other current assets in the accompanying consolidated balance sheet as of December 31, 2006 and payment related to these claims was received in the first quarter of 2007. During 2007 we recorded ($15,386) in additional insurance recoveries and received payment of this entire amount in 2007.
6.  Restructuring Charges
     2007 Restructuring Plans
     During the third quarter of 2007, we implemented a restructuring plan related to a reduction in workforce of 104 employees as a result of the refinement of our centralized national services delivery model. In addition, during the fourth quarter of 2007 we implemented a restructuring plan related to an additional reduction in workforce of 183 employees attributable to our efforts to reduce costs. We recorded $2,263 in severance charges related to the 2007 restructuring plans. The remaining restructuring costs are included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2007. The table below reflects the financial statement activity related to the 2007 restructuring plans for the year ended December 31, 2007:

Initial charge	$2,263
Usage	(770)

Balance as of December 31, 2007	$1,493

     The remainder of payments related to the 2007 restructuring plans will be made in 2008.
     2005 Restructuring Plan
     During 2005, we implemented a restructuring plan (2005 Plan) based on the implementation of a centralized national service delivery model. The 2005 Plan involved the consolidation of operating facilities and a related reduction in workforce. The table below reflects the financial statement activity related to the 2005 Plan which is included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2007 and 2006:

		Non-Cancelable
	Total	Leases	Severance	Equipment
Balance as of January 1, 2006	$2,050	$1,693	$357	$—
Additional charge	3,442	1,653	1,447	342
Usage	(4,780)	(2,698)	(1,740)	(342)

Balance as of December 31, 2006	712	648	64	—
Additional Charge	493	322	146	25
Usage	(1,079)	(844)	(210)	(25)

Balance as of December 31, 2007	$126	$126	$—	$—

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
     Payments related to the 2005 Plan were made in 2007 for severance and non-cancelable leases. The remainder of payments related to the 2005 Plan will be made by 2009 for non-cancelable leases.
7.  Accounts Receivable
Accounts receivable consisted of the following as of December 31

	2007	2006
Trade accounts receivable	$53,084	$59,272
Less: Allowance for doubtful accounts	(4,359)	(4,494)

Accounts receivable, net	$48,725	$54,778

8.  Property and Equipment
     Property and equipment consisted of the following as of December 31:

	2007	2006
Computer equipment	$27,610	$28,541
Communication equipment	6,932	6,602
Software	20,889	18,002
Furniture and office equipment	1,650	1,586
Leasehold improvements	3,057	4,076

Total property and equipment	60,138	58,807
Less: accumulated depreciation	(38,772)	(37,838)

Property and equipment, net	$21,366	$20,969

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
9.  Goodwill and Other Intangible Assets
     Goodwill
     The following table reflects the financial statement activity related to the carrying amount of goodwill as of December 31, 2007 and 2006:

Balance as of January 1, 2006	$123,849
Foreign currency adjustments	977

Balance as of December 31, 2006	124,826
Foreign currency adjustments	679

Balance as of December 31, 2007	$125,505

     The foreign currency adjustments reflect changes in the period-end currency rates of our foreign subsidiaries.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
     Other Intangible Assets
     As of December 31, other intangible asset balances were:

	2007
		Accumulated	Net book
	Cost	Amortization	Value
Customer lists	$77,331	$(37,412)	$39,919
Tradenames	5,325	(5,325)	—
Capitalized software	4,815	(2,472)	2,343

Total	$87,471	$(45,209)	$42,262

	2006
		Accumulated	Net book
	Cost	Amortization	Value
Customer lists	$77,185	$(32,654)	$44,531
Noncompete agreements	4,559	(4,559)	—
Tradenames	5,325	(4,893)	432
Capitalized software.	2,597	(2,112)	485

Total	$89,666	$(44,218)	$45,448

     The estimated useful life and the weighted average remaining lives of the intangible assets as of December 31, 2007 were as follows:

	Estimated	Weighted Average
	Useful Life	Remaining Lives
Customer lists	10 - 20 years	10.7 years
Capitalized software	3 years	2.7 years
     Estimated annual amortization expense for intangible assets is as follows:

2008	$5,693
2009	5,479
2010	5,328
2011	4,584
2012	3,634
Thereafter	17,544

Total	$42,262

10.  Contractual Obligations
     Leases
     Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent and landlord incentives. Rental expense for operating leases for the years ended December 31, 2007, 2006 and 2005 was $2,489, $4,089 and $5,710, respectively. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2007 were:

	Total	Continuing	Restructuring
2008	$4,650	$4,571	$79
2009	3,809	3,768	41
2010	3,419	3,419	—
2011	2,212	2,212	—
2012 and thereafter	1,642	1,642	—

Total minimum lease payments	$15,732	$15,612	$120

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
     Other Contractual Obligations
     The following summarizes our other contractual obligations as of December 31, 2007:

			Severance and Other
	Total	Purchase	Guaranteed Payments
2008	$8,328	$5,650	$2,678
2009	5,400	5,400	—
2010	5,400	5,400	—
2011	4,027	4,027	—
2012 and thereafter	947	947	—

Total	$24,102	$21,424	$2,678

     Purchase obligations represent telecommunication contracts ($21,174), and other recurring purchase obligations ($250). Severance and other guaranteed payments are comprised of severance payments ($1,493), employee retention payments ($785) and amounts owed to Nightingale ($400).
     As of December 31, 2007, we had agreements with certain of our senior management that provided for severance payments in the event these individuals were terminated without cause. The maximum cost exposure related to these agreements was $1,207 as of December 31, 2007.
     As of December 31, 2007, we had agreements with certain of our senior management other than our President and Chief Executive Officer that provided for payments to such individuals in the event we are able to successfully complete a strategic transaction and such individuals remained employed by us (or the successor company as the case may be) for the 90-day period immediately following the closing of the strategic transaction or such individuals experience an involuntary termination at any time during such 90-day period. The maximum cost exposure related to these agreements was $504 as of December 31, 2007.
     As of December 31, 2007, we had an agreement with Nightingale that provided for a payment to Nightingale in the event we are able to successfully complete a strategic transaction and Mr. Hoffmann continues to serve as our President and Chief Executive Officer for the 90-day period immediately following the closing of a strategic transaction or Nightingale’s engagement with us (or any successor to our business), including the retention of Mr. Hoffmann as our President and Chief Executive Officer (or any successor to our business), is terminated upon the closing of a strategic transaction or during such 90-day period. The maximum cost exposure related to this agreement was $133 as of December 31, 2007.
11.  Investment in A-Life Medical, Inc. (A-Life)
     We have an investment in A-Life, a privately held entity which provides advanced natural language processing technology for the medical industry. Our investment is recorded under the equity method of accounting since we owned 33.6% of A-Life’s outstanding voting shares as of December 31, 2007 and 2006. The table below reflects the financial statement activity related to A-Life as of December 31, 2007 and 2006 that is recorded in other assets in the accompanying consolidated balance sheets.

Balance as of January 1, 2006	$5,015
Share in income	874

Balance as of December 31, 2006	5,889
Share in income	625
Reclassification	(498)

Balance as of December 31, 2007	$6,016

     Our investment in A-Life included a note receivable plus accrued interest due from A-Life which matured on December 31, 2003. Prior to 2007, this note receivable and accrued interest had been recorded in other assets. In January 2008, A-Life paid us $1,250 to satisfy this note receivable and accrued interest in full, as well as all other disputes and claims between A-Life and us. Accordingly, we reclassified the note receivable and accrued interest balances to other current assets in the accompanying December 31, 2007 consolidated balance sheet.
12.  Accrued Expenses
     Accrued expenses consisted of the following as of December 31:

	2007	2006
Professional services	$4,959	$4,938
Shareholder litigation settlement	—	7,750
Other	14,030	16,124

Total accrued expenses	$18,989	$28,812

     No other individual accrued expense is in excess of 5% of total current liabilities.
13.  Commitments and Contingencies
     Governmental Investigations
     The SEC is currently conducting a formal investigation of us relating to our billing practices. We have been fully cooperating with the SEC since it opened its investigation in 2004. We have complied, and are continuing to comply, with information and document requests by the SEC.
     We also received an administrative HIPAA subpoena for documents from the DOJ on December 17, 2004. The subpoena sought information primarily about our provision of medical transcription services to governmental and non-governmental customers. The information was requested in connection with a government investigation into whether we and others violated federal laws in connection

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
with the provision of medical transcription services. We have complied, and are continuing to comply, with information and document requests by the DOJ.
     The DOL is currently conducting a formal investigation into the administration of our 401(k) plan. We have been fully cooperating with the DOL since it opened its investigation in 2004. We have complied, and are continuing to comply, with information and document requests by the DOL.
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
     On August 16, 2005, a First Amended Complaint in the Shareholder Putative Class Action was filed against us in the United States District Court District of New Jersey. The First Amended Complaint named additional defendants, including certain current and former directors, certain of our former officers, our former and current external auditors and Philips. Like the original complaint, the First Amended Complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The Securities Class Period of the original complaint was expanded 20 months to include the period from March 29, 2000 through June 14, 2004. Pursuant to an October 17, 2005 consent order approved by the Court, lead plaintiff Greater Pennsylvania Pension Fund filed a Second Amended Complaint on November 15, 2005. The Second Amended Complaint dropped Philips as a defendant, but alleged the same claims and the same purported class period as the First Amended Complaint. Plaintiffs sought unspecified damages. Pursuant to the provisions of the Private Securities Litigation Reform Act, discovery in the action was stayed pending the filing and resolution of the defendants’ motions to dismiss, which were filed on January 17, 2006, and which were fully briefed as of June 16, 2006. On September 29, 2006, the Court denied our motions to dismiss and the motion to dismiss of the individual defendants. In the same order, the Court granted the motion to dismiss filed by our former and current external auditors. On November 3, 2006, we filed our Answer denying the material allegations contained in the Second Amended Complaint. On March 23, 2007, we entered into a memorandum of understanding and a stipulation of settlement with the lead plaintiff in which we agreed to pay $7,750 to settle all claims, throughout the class period, against all defendants in the action. We accrued the aforementioned $7,750 as of December 31, 2005. In April 2007, we paid the entire $7,750 into an escrow account for the eventual distribution to the plaintiffs. On May 16, 2007, the Court issued an Order Preliminarily Approving Settlement and Providing for Notice. The Court conducted a final approval hearing and approved the settlement on August 15, 2007. Neither we nor any of the individuals named in the action has admitted to liability or any wrongdoing in connection with the settlement. On August, 17, 2007, the Court entered final judgment and dismissed the case with prejudice.
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
     On December 20, 2004, we and the individual defendants filed motions to dismiss for lack of personal jurisdiction and improper venue, or in the alternative, to transfer the putative action to the United States District Court for the District of New Jersey. On February 2, 2005, plaintiffs filed a Second Amended Complaint both adding and deleting named plaintiffs in an attempt to keep the putative action in the United States District Court for the Central District of California. On March 30, 2005, the United States District Court for the Central District of California issued an order transferring the putative action to the United States District Court District of New Jersey and assigning Case No.05-CV-2206-JBS-AMD.
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
     On December 18, 2007, the Third Circuit entered judgment denying our appeal and affirming the order of the District Court. That same day, the District Court entered an order denying our motion to stay pending appeal as moot and ordering all Initial Disclosures, all class-certification related discovery, and all briefing upon class-certification motion practice completed within three months unless enlarged for good cause. On February 21, 2008, the District Court entered a scheduling order pursuant to which all fact discovery related to class certification must be completed by April 15, 2008 and plaintiffs’ motion for class certification must be filed by April 30, 2008. All other fact discovery must be completed by July 31, 2008, and all expert discovery must be completed by October 31, 2008. Dispositive motions must be filed by November 24, 2008. The parties exchanged Initial Disclosures and commenced discovery.
     The parties participated in court-ordered mediation in late 2007, but no settlement was reached. The parties continued to explore the possibility of resolving the litigation before trial, and have now reached agreement on settlement terms resolving all claims by the named plaintiffs. Under the parties’ agreement, we will make a lump sum payment of $7,537 to resolve all claims by the individual named plaintiffs and certain other additional putative class members represented by plaintiffs’ counsel but not named in the action. We have accrued the entire amount of this lump sum payment, $5,205 of which was accrued during 2005, in the accompanying consolidated balance sheet as of December 31, 2007. Neither we, nor any of the individual defendants, will admit to any liability or any wrongdoing in connection with the settlement. The District Court has entered a consent order staying the action through April 18, 2008 to allow the parties to finalize the settlement. We anticipate that the parties will execute a final settlement agreement and the case will be dismissed with prejudice in its entirety within the next four to eight weeks. Because the settlement will not be on a class-wide basis, no class will be certified and thus there is no requirement to give notice.

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
     Myers Putative Class Action
     A putative class action entitled Myers, et al. v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-4608 (JBS), was filed against us on September 22, 2005 in the United States District Court for the District of New Jersey. The action was brought on behalf of a putative class of our employee and independent contractor transcriptionists who claim that they contracted with us to be paid on a 65 character line, but were allegedly underpaid due to intentional miscounting of the number of characters and lines transcribed. The named plaintiffs asserted claims for breach of contract, unjust enrichment, and request an accounting.
     The allegations contained in the Myers case are substantially similar to those contained in the Hoffmann and Force putative class actions and, as detailed above, the three actions have now been consolidated. A consolidated amended complaint was filed on January 31, 2006. In the consolidated amended complaint, the named plaintiffs assert claims for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and demand an accounting. On March 7, 2006 we filed a motion to dismiss all claims in the consolidated amended complaint. The motion was fully briefed and argued on August 7, 2006. The Court denied the motion on December 21, 2006. On January 19, 2007, we filed our answer denying the material allegations pleaded in the consolidated amended complaint.
     On May 17, 2007, the Court issued a Scheduling Order, ordering all pretrial fact discovery completed by October 30, 2007. The Court subsequently ordered plaintiffs to file their motion for class certification by December 14, 2007 and continued the date to complete fact discovery to January 14, 2007. On October 18, 2007, the Court heard oral argument on plaintiffs’ motion to compel further responses to written discovery regarding our billing practices. At the conclusion of the hearing, the Court denied plaintiffs’ motion, finding plaintiffs had not established that the billing discovery sought was relevant to the claims or defenses regarding transcriptionist pay alleged in their case. On December 14, 2007, plaintiffs filed their motion for class certification, identifying a proposed class of all our transcriptionists who were compensated on a per line basis for work completed on MedRite, MTS or DEP transcription platforms from November 29, 1998 to the present and alleging that the proposed class was underpaid by more than $80 million, not including interest.
     On January 4, 2008, the Court entered a Consent Order, ordering our opposition to the motion for class certification to be filed by March 14, 2008, plaintiffs’ reply brief to be filed by May 14, 2008 and setting oral argument for June 2, 2008. No date has been set for trial. On January 9, 2008, the Court entered a Consent Order extending the deadline for the parties to complete depositions of identified witnesses

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
through February 15, 2008. We have now deposed each of the named plaintiffs and all witnesses who offered declarations in support of plaintiffs’ motion for class certification, and plaintiffs have deposed numerous MedQuist present and former employees. On February 8, 2008, plaintiffs indicated that they will seek leave to file an amended class certification brief to narrow their claims. On February 19, 2008, the parties exchanged their Initial Disclosures. Plaintiffs’ disclosures limit their damages estimate to $41 million related to alleged underpayment on the MedRite transcription platform; however, plaintiffs state that they are continuing to analyze potential undercounting and will supplement their damages claim. On March 10, 2008, plaintiffs’ moved for leave to file an amended motion for class certification dropping all allegations involving our DEP transcription platform and narrowing the claims asserted regarding the legacy MTS transcription platform. We did not oppose plaintiffs’ motion for leave. On March 11, 2008, the Court granted plaintiffs’ motion, ordering us to file our opposition to plaintiffs’ amended motion for class certification by April 4, 2008 and ordering plaintiffs to file their reply by May 23, 2008. The hearing date was not changed and oral argument remains set for June 2, 2008. We believe that the claims asserted in the consolidated actions have no merit and intend to vigorously defend the suit.
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
     In a ruling dated September 21, 2005, the Court found plaintiff’s allegations that our board of directors breached their fiduciary duties to us to be insufficient. The plaintiff had alleged that for a period from 2001 through 2004, the Defendants violated their fiduciary duties by permitting artificial inflation of billing figures; failing to adequately ensure accurate and lawful billing practices; and failing to accurately report our true financial condition in our published financial statements. On October 3, 2005, plaintiff filed a motion for reconsideration of the Court’s order dismissing the action with prejudice. On November 16, 2005, the Court denied plaintiff’s motion for reconsideration. On December 13, 2005, plaintiff filed a Notice of Appeal with the United States Court of Appeals for the Third Circuit. Plaintiff’s appeal was fully briefed as of May 2006, and the Court of Appeals heard oral argument on the appeal on March 1, 2007. Plaintiff’s appeal was denied by the Court of Appeals on May 25, 2007.
Shareholder Litigation
     Costa Brava Partnership III, L.P. Shareholder Litigation
     On October 9, 2007, a single count Complaint and an Order to Show Cause were filed against us in the Superior Court of New Jersey, Chancery Division, Burlington County by one of our shareholders. The action, entitled Costa Brava Partnership III, L.P. v. MedQuist Inc. (Bur-C-0149-07), sought to compel us to hold an annual meeting of shareholders (Annual Meeting Claim).
     On October 30, 2007, plaintiff requested access under New Jersey law to certain of our books and records. In response to plaintiff’s request, we voluntarily provided plaintiff with those books and records that we believed we were required to produce under New Jersey law. Thereafter, on November 9, 2007, plaintiff filed an Amended Complaint to assert a second claim to compel us to provide it with access to certain other books and records (Books and Records Claim). The Annual Meeting Claim and the Books and Records Claim sought equitable relief only.
     In December 2007, we agreed to hold our annual meeting of shareholders on December 31, 2007. This resolved the Annual Meeting Claim. Prior to the annual meeting, we voluntarily produced to plaintiff certain additional books and records that plaintiff requested in the Books and Records Claim. Thereafter, on January 24, 2008, we filed an opposition to plaintiff’s Order to Show Cause to compel access to the remaining books and records. On February 4, 2008, plaintiff filed a reply brief. The Books and Records Claim has been briefed and the parties are waiting for the Court to schedule a hearing date to resolve the matter. We believe that the books and records requests at issue in the Books and Records Claim are burdensome and overbroad and intend to vigorously defend the action.
     Kahn Putative Class Action
     A shareholder putative class action lawsuit was filed against us in the Superior Court of New Jersey, Chancery Division, Burlington County. The action, entitled Alan R. Kahn v. Stephen H. Rusckowski, et al., Docket No. BUR-C-000007-08, was filed with the Court on January 22, 2008 against us, Philips and our four non-independent directors, Clement Revetti, Jr., Stephen H. Rusckowski, Gregory M. Sebasky and Scott Weisenhoff. Plaintiff purports to bring the action on his own behalf and on behalf of all current holders of our common stock. The complaint alleges that defendants breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
purportedly agreeing to and initiating a process for our sale or a change of control transaction which will allegedly cause harm to plaintiff and the putative class. Plaintiff seeks damages in an unspecified amount, plus costs and interest, a judgment declaring that defendants breached their fiduciary duties and that any proposed transactions regarding our sale or change of control are void, an injunction preventing our sale or any change of control transaction that is not entirely fair to the class, an order directing us to appoint three independent directors to our board of directors, and attorneys’ fees and expenses. We have not yet been required to file a responsive pleading. We believe that the claims asserted have no merit and intend to defend the case vigorously
Reseller Arbitration Demand
     On October 1, 2007, we received from counsel to nine current and former resellers of our products (Claimants), a copy of an arbitration demand filed by the Claimants, initiating an arbitration proceeding styled Diskriter, Inc., Electronic Office Systems, Inc., Milner Voice & Data, Inc., Nelson Systems, Inc., NEO Voice and Communications, Inc., Office Business Systems, Inc., Roach-Reid Office Systems, Inc., Stiles Office Systems, Inc., and Travis Voice and Data, Inc. v. MedQuist Inc. and MedQuist Transcriptions, Ltd. (filed on September 27, 2007, AAA, Case Number Not Yet Assigned). The arbitration demand purports to set forth claims for breach of contract; breach of covenant of good faith and fair dealing; promissory estoppel; misrepresentation; and tortuous interference with contractual relations. The Claimants allege that we breached our written agreements with the Claimants by: (i) failing to provide reasonable training, technical support, and other services; (ii) using the Claimants’ confidential information to compete against the Claimants; (iii) directly competing with the Claimants’ territories; and (iv) failing to make new products available to the Claimants. In addition, the Claimants’ allege that we made false oral representations that we: (i) would provide new product, opportunities and support to the Claimants; (ii) were committed to continuing to use Claimants; (iii) did not intend to create our own sales force with respect to the Claimants’ territory; and (iv) would stay out of Claimants’ territories and would not attempt to take over the Claimants business and relationships with the Claimants’ customers and end-users. The Claimants assert that they are seeking damages in excess of $24.3 million. The arbitrator has not yet set a date for us to formally respond to the arbitration demand. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.
Anthurium Patent Litigation
     On November 6, 2007, Anthurium Solutions, Inc. filed an action entitled Anthurium Solutions, Inc. v. MedQuist Inc., et al., Civil Action No. 2-07CV-484, in the United States District Court for the Eastern District of Texas, alleging that we infringed and continue to infringe United States Patent No. 7,031,998 through our DEP transcription platform. The complaint also alleges patent infringement claims against Spheris, Inc. and Arrendale Associates, Inc. The complaint seeks injunctive relief and unspecified damages, including enhanced damages and attorneys’ fees. We filed our answer on January 15, 2008 and counterclaimed seeking a declaratory judgment of non-infringement and invalidity. No scheduling order has been issued, and no pretrial dates have been set. Our investigation of the claims is ongoing, and we are awaiting plaintiffs’ preliminary infringement contentions. We believe that the claims asserted have no merit and intend to vigorously defend the suit.
Other Matters
     From time to time, we have been involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the outcome of such actions will not have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.
     We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of December 31, 2007 or 2006 related to these indemnification provisions.
     We had insurance policies which provided coverage for certain of the matters related to the legal actions described herein. We received total insurance recoveries of $24,795 related to these policies (See Note 5). We do not expect to receive any additional insurance recoveries related to the legal actions described above.

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
     In July 2004, our board of directors affirmed our June 2004 decision to indefinitely suspend the exercise and future grant of options under our stock option plans. Ten former executives separated from us in 2005 and 2004. Notwithstanding the suspension, to the extent such executives held options that were vested as of their resignation date, such options remain exercisable for the post-termination period, generally 90 days, commencing on the date that the suspension is lifted for the exercise of options. This suspension was lifted on October 4, 2007. There were 704 shares that qualified for this post-termination exercise period. A summary of these remaining post-termination options as of December 31, 2007 is as follows:

	Options Exercisable
			Average
	Number of	Intrinsic	Exercise
Range of Exercise Prices	Shares	Value	Price
$ 2.71-$10.00	31	$161	$5.71
$10.01-$20.00	142	—	$15.04
$20.01-$70.00	512	—	$47.31

	685	$161

     The extension of the life of the awards was recorded as a modification of the grants. Under APB 25, the modification created intrinsic value for vested stock if the market value of the stock on the date of termination exceeded the exercise price. Therefore, these grants required an immediate recognition of the compensation expense with an offsetting credit to common stock. We recorded a charge of $0, $0 and $37 for the years ended December 31, 2007, 2006 and 2005, respectively.
     Information with respect to our common stock options is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding, January 1, 2005	4,211	$29.27
Forfeited	(216)	$34.25
Canceled	(401)	$27.77

Outstanding, December 31, 2005	3,594	$28.80
Forfeited	(75)	$22.11
Canceled	(1,207)	$22.00

Outstanding, December 31, 2006	2,312	$32.57
Granted	200	$11.20
Exercised	(4)	$2.71
Forfeited	(137)	$29.10
Canceled	(12)	$17.45

Outstanding, December 31, 2007	2,359	$31.08	3.0	$162

Exercisable, December 31, 2007	2,108	$33.30	2.3	$162

Options vested and expected to vest as of December 31, 2007	2,273	$31.64	2.8	$162

     The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of 2007 and the option exercise price, multiplied by the number of in-the-money options.
     Under the Black-Scholes option pricing model, input assumptions are determined at the time of option grant and are not adjusted during the life of that grant. The following are assumptions used in the 2007 option fair value calculations.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Expected term (years)	6.50
Expected volatility	61.6%
Dividend Yield	0%
Expected risk free interest rate	4.40%
     Significant assumptions required to estimate the fair value of stock options include the following:
•	Expected term: The SEC Staff Accounting Bulletin No 107 “Simplified” method has been used to determine a weighted average expected term of options granted.

•	Expected volatility: We have estimated expected volatility based on the historical stock price volatility of a group of similar publicly traded companies. We believe that our historical volatility is not indicative of future volatility.
The weighted average grant date fair value of options issued in 2007 was $7.03 per share.
A summary of outstanding and exercisable options as of December 31, 2007 is as follows:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(in years)	Price	of Shares	Price
$2.71-$10.00	31	1.8	$5.71	31	$5.71
$10.01-$20.00	728	5.0	$15.03	477	$16.37
$20.01-$30.00	830	3.0	$26.61	830	$26.61
$30.01-$40.00	218	1.2	$32.23	218	$32.23
$40.01-$70.00	552	1.1	$59.84	552	$59.84

	2,359	3.0	$31.08	2,108	$33.30

     There were 200 and 0 options granted during 2007 and 2006. There were 4, 0 and 0 shares exercised in 2007, 2006 and 2005. The total fair value of shares vested during 2007 was $396.
     As of December 31, 2007, there were 962 additional options available for grant under our stock option plans. When we became up to date in our reporting to the SEC in October 2007, certain executive officers, in accordance with their employment agreements, received an aggregate of 200 options with an exercise price equal to the then market value of our common stock on the date of grant. In 2005, $78 is included in the pro forma stock-based compensation amount depicted in Note 3 related to these options. In 2007 and 2006, $84 and $136, respectively, is included as selling, general and administrative expenses and $36 and $58 is included in research and development expenses in the accompanying consolidated statement of operations related to these options with the total of $120 and $194 included in common stock in the accompanying consolidated balance sheet as of December 31, 2006.
15.  Income Taxes
     The sources of loss before income taxes and the income tax provision for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Loss before income taxes:
Domestic	$(13,557)	$(15,302)	$(93,021)
Foreign	690	654	2,151

Loss before income taxes	$(12,867)	$(14,648)	$(90,870)

Current income tax provision:
Federal	$34	$(3,615)	$(16,171)
State and local	194	291	(151)
Foreign	233	393	429

Current income tax provision	461	(2,931)	(15,893)

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

	2007	2006	2005
Deferred income tax provision:
Federal	2,735	4,825	28,702
State and local	(499)	(259)	7,830
Foreign	(358)	659	123

Deferred income tax provision	1,878	5,225	36,655

Income tax provision	$2,339	$2,294	$20,762

     The reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

	2007	2006	2005
Statutory federal income tax rate	35.0	35.0	35.0
State income taxes, net of federal tax effect	3.6	(2.5)	5.0
Valuation allowance	(53.0)	(40.4)	(62.5)
Impact of foreign operations	(0.4)	(1.1)	(0.5)
Adjustments to tax reserves	(0.6)	1.7	0.5
Permanent differences	(3.4)	(7.1)	(0.7)
Tax law changes	1.8	—	—
Other	(1.2)	(1.3)	0.4

Effective income tax rate	(18.2)	(15.7)	(22.8)

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Deferred tax assets:
Foreign net operating loss carryforwards	$2,733	$3,349	$3,022
Domestic net operating loss carryforwards	36,295	18,492	2,687
Accounts receivable	1,673	1,846	1,964
Property and equipment	1,917	1,975	1,285
Intangibles	21,746	22,285	24,192
Employee compensation and benefit plans	953	1,250	2,136
Deferred compensation	617	446	954
Customer accommodation and quantification	7,087	6,374	18,485
Accruals and reserves	4,855	10,556	8,078
Other	1,714	2,113	1,761

Total gross deferred tax assets	79,590	68,686	64,564
Less: Valuation allowance	(74,500)	(64,601)	(58,039)

Total deferred tax assets	5,090	4,085	6,525
Deferred tax liabilities:
Intangibles	(21,377)	(18,704)	(15,947)
Other	(935)	(739)	(919)

Total deferred tax liabilities	(22,312)	(19,443)	(16,866)

Net deferred tax liability	$(17,222)	$(15,358)	$(10,341)

     As of December 31, 2007, we had federal net operating loss carry forwards of approximately $80,520 which will partially expire in 2027 and 2028.
     As of December 31, 2007 and 2006, we had state net operating loss carry forwards of approximately $167,750 and $115,632, respectively, which will expire between 2008 and 2027. In addition, we have foreign net operating loss carry forwards of approximately $15,492, which do not expire. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions.
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

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
     During 2007, we decreased our valuation allowance against our deferred tax assets generated in foreign tax jurisdictions from $1,803 to $1,217 based on management’s assessment of future earnings available to utilize these deferred tax assets.
     In the fourth quarter of 2005, a valuation allowance of $56,808 was established against various domestic deferred tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that a majority of the domestic deferred tax assets would not be realized. In 2006 and 2007, we increased this valuation allowance to $62,798 and $73,313, respectively.
     Domestic deferred tax assets were recognized to the extent that objective positive evidence existed with respect to their future utilization. The objective positive evidence included the potential to carry back any losses generated by the deferred tax assets in the future as well as income expected to be recognized due to the reversal of deferred tax liabilities as of December 31, 2007. In analyzing deferred tax liabilities as a source for potential income for purposes of recognizing deferred tax assets, the deferred tax liabilities related to excess book basis in goodwill over tax basis in goodwill were considered a source of future income for benefiting deferred tax assets with indefinite lives only due to the indefinite life and uncertainty of reversal of these liabilities during the same period as the non-indefinite life deferred tax assets.
     Our consolidated income tax expense for the years ended December 31, 2007, 2006 and 2005 consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable year as well as state and foreign income taxes.
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
     In accordance with FIN 48, the total amount of unrecognized tax benefits as of December 31, 2007 was $5,614, which includes $581 of accrued interest related to unrecognized income tax benefits which we recognize as a component of the provision for income taxes. Of the $5,614 unrecognized tax benefits, $4,773 relates to tax positions which if recognized would impact the effective tax rate, not considering the impact of any valuation allowance. Of the $4,773, $2,859 is attributable to uncertain tax positions with respect to certain deferred tax assets which if recognized would currently be offset by a full valuation allowance due to the fact that at the current time it is more likely than not that these assets would not be recognized due to a lack of sufficient projected income in the future.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
     The following is a roll-forward of the changes in our unrecognized tax benefits:

Total unrecognized tax benefits as of January 1, 2007	$5,002
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	(64)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	10
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	252
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(10)
Reduction to unrecognized tax benefits as a result of a lapse of applicable statute of limitations	(157)

Total unrecognized tax benefits as of December 31, 2007	$5,033

Total unrecognized tax benefits that would impact the effective tax rate if recognized	$4,773

Total amount of interest and penalties recognized in the accompanying consolidated statement of operations for the year ended December 31, 2007	$141

Total amount of interest and penalties recognized in the accompanying consolidated balance sheet as of December 31, 2007	$581

     We file income tax returns in the U.S. federal jurisdiction, all U.S. states which require income tax returns and foreign jurisdictions. Due to the nature of our operations, no state or foreign jurisdiction is individually significant. With limited exceptions we are no longer subject to examination by the U.S. federal or states jurisdiction for years beginning prior to 2003. We are currently under federal tax audit for the tax years 2003 through 2006. We are no longer subject to examination by the UK federal jurisdiction for years beginning prior to 2005. We do have various state tax audits and appeals in process at any given time.
     We anticipate decreases in unrecognized tax benefits of approximately $304 related to state statutes of limitations expiring during 2008. Our unrecognized tax benefits are expected to change in 2008. However, we do not anticipate any significant increases or decreases within the next twelve months.
16.  Employee Benefit Plans
     401(k) Plan
     We maintain a tax-qualified retirement plan named the MedQuist 401(k) Plan (401(k) Plan) that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Our 401(k) Plan allows eligible employees to contribute up to 25% of their annual eligible compensation on a pre-tax basis, subject to applicable Internal Revenue Code limits. Elective deferral contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directives. Employee elective deferrals are 100% vested at all times. Our 401(k) Plan provides that we may make a discretionary matching contribution to the participants in the 401(k) Plan. Our discretionary matching contribution, if any, shall be in an amount not to exceed 100% of the first 25% of a plan participant’s compensation contributed as pre-tax contributions to the 401(k) Plan. In our sole discretion, we may make descretionary matching contributions on a quarterly or annual basis. Historically we have matched 50% of each participant’s contribution, up to a maximum of 5% of each participant’s total annual compensation. Matching contributions are 33% vested after one year of service, 67% vested after two years of service and 100% vested after three years of service. The charge to operations for our matching contributions for the years ended December 31, 2007, 2006 and 2005 was $1,547, $1,432 and $1,380 respectively.
     Executive Deferred Compensation Plan
     We established the MedQuist Inc. Executive Deferred Compensation Plan (EDCP) in 2001. The EDCP, which is administered by the compensation committee of our board of directors, allowed certain members of management and highly compensated employees to defer a certain percentage of their income. Participants were permitted to defer compensation into an account in which proceeds were available either during or after termination of employment. The compensation committee authorized that certain contributions made to a retirement distribution account be matched with either shares of our common stock or cash. Participants were not entitled to receive matching contributions if they elected to make deferrals to an account into which proceeds are available during employment. Participants were able to defer up to 15% of their base salary (or such other maximum percentage as may be approved by the compensation committee) and 90% of their bonus (or such other maximum percentage as may be approved by the compensation committee). Distributions to a participant made pursuant to a retirement distribution account may be made to the participant upon the participant’s termination or attainment of age 65, as elected by the participant in their enrollment agreement. Distributions to a participant made pursuant to an in-service distribution account may be made at the election of the participant in their enrollment agreement, subject to certain exceptions. The balances in the EDCP are not funded, but are segregated, and participants in the EDCP are our general creditors. All amounts deferred in the EDCP increase or decrease based on hypothetical investment results of the participant’s selected investment alternatives. However, EDCP distributions are paid out of our funds rather than from a dedicated

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
investment portfolio. As of December 31, 2007 and 2006, the value of the assets held, managed and invested pursuant to the EDCP was $1,118 and $1,120, respectively, and is included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2007 and 2006, the corresponding deferred compensation liability reflecting amounts due to employees was $637 and $827, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets.
     Effective January 1, 2005, the EDCP was suspended and no further contributions have been made.
     Board of Directors Deferred Compensation Plan
     Commencing on January 1, 2005, a portion of the compensation paid to our independent directors was deferred compensation in the form of common stock having a fair market value of $50 on the date of grant. Our board of directors postponed the granting of the deferred compensation awards for 2006 and 2007 until October 2007 which is when we became up to date with our periodic reporting obligations with the SEC. As of December 31, 2007 and 2006, $0 and $332, respectively, related to deferred compensation is included in the accompanying consolidated statements of shareholders’ equity and other comprehensive income. This plan was terminated in February 2008.
17. Related-Party Transactions
     From time to time, we enter into transactions in the normal course of business with related parties. The audit committee of our board of directors has been charged with the responsibility of approving or satisfying all related party transactions other than those between us and Philips. In any situation where the audit committee sees fit to do so, any related party transaction, other than those between us and Philips, may be presented to disinterested members of our board of directors for approval or ratification.
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
     Purchasing Agreements
     For the three years ended December 31, 2007 we entered into annual letter agreements with Philips Electronics North America Corporation (PENAC), an affiliate of Philips, to purchase products and services from certain suppliers under the terms of the prevailing agreements between such suppliers and PENAC. As of January 1, 2008, we are no longer a party to an agreement with PENAC to purchase the aforementioned products and services.
     From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $0, $26 and $754 for the years ended December 31, 2007, 2006 and 2005, respectively.
     Our consolidated balance sheets as of December 31, 2007 and 2006 reflect other assets related to Philips of $1,002 and $0, respectively, and accrued expenses related to Philips of $1,534 and $2,030, respectively.
     Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the years ended December 31, 2007, 2006 and 2005. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Years Ended December 31,
	2007	2006	2005
PSRS licensing	$2,479	$2,390	$1,216
PSRS consulting	—	3	162
OEM agreement	2,252	1,429	1,521
Dictation equipment	854	878	1,238
Insurance	1,794	1,601	957
PENAC	40	30	54
Other	—	42	248

Total	$7,419	$6,373	$5,396

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
     On July 29, 2004, we entered into an agreement with Nightingale under which Nightingale agreed to provide interim chief executive services to us. On July 30, 2004, our board of directors appointed Howard S. Hoffmann to serve as our non-employee Chief Executive Officer (CEO). Mr. Hoffmann serves as the Managing Partner of Nightingale. With the departure of our former President in May 2007, our board of directors appointed Mr. Hoffmann to the additional position of President in June 2007. Mr. Hoffmann serves as our President and Chief Executive Officer pursuant to the terms of the agreement between us and Nightingale which was amended on March 14, 2008 (Amendment). The Amendment, among other things, extends the term of Mr. Hoffmann’s role as our President and Chief Executive Officer through August 1, 2008. Our board of directors is responsible for monitoring and reviewing the performance of Mr. Hoffmann on an ongoing basis. Our agreement with Nightingale also permits us to engage additional personnel employed by Nightingale to provide consulting services to us from time to time.
     For the years ended December 31, 2007, 2006 and 2005, we incurred charges of $2,914, $3,005 and $3,207, respectively, for Nightingale services. From February 1, 2007 through December 31, 2007, the Nightingale charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations due to Nightingale’s focus on operational matters instead of the Review and Management’s Billing Assessment. Prior to February 1, 2007, charges related to Nightingale were recorded in cost of investigation and legal proceedings, net (see Note 5). As of December 31, 2007 and 2006, accrued expenses included $400 and $548, respectively, for amounts due to Nightingale for services performed.
See Note 11 for a discussion of our agreements with A-Life.
18.  Quarterly Data (unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2006
Net revenues	$96,014	$93,359	$82,096	$86,622

Net loss	$(8,471)	$(2,416)	$(2,104)	$(3,951)

Net loss per share:
Basic	$(0.23)	$(0.06)	$(0.06)	$(0.11)
Diluted	$(0.23)	$(0.06)	$(0.06)	$(0.11)

Weighted average shares outstanding:
Basic	37,484	37,484	37,484	37,484
Diluted	37,484	37,484	37,484	37,484

2007
Net revenues	$89,066	$88,692	$82,518	$80,066

Net income (loss)	$(1,886)	$5,886	$(8,935)	$(10,271)

Net income (loss) per share:
Basic	$(0.05)	$0.16	$(0.24)	$(0.27)
Diluted	$(0.05)	$0.16	$(0.24)	$(0.27)

Weighted average shares outstanding:
Basic	37,484	37,484	37,484	37,500
Diluted	37,484	37,497	37,484	37,500

MedQuist Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
(In thousands)
     Allowance for Doubtful Accounts and Returns

	Balance at	Charges to	Doubtful	Balance at
	Beginning	Revenues and	Accounts	End of
	of Period	and Expenses	Written Off	Period
December 31, 2005	$4,643	8,111	(8,365)	$4,389
December 31, 2006	$4,389	4,955	(4,850)	$4,494
December 31, 2007	$4,494	4,967	(5,102)	$4,359
     Includes amounts written off to costs and expenses for bad debts of $(17), $552 and $540 for the years ended December 31, 2007, 2006 and 2005, respectively, and amounts charged to revenues for customer credits of $4,984, $4,403 and $7,571 for the years ended December 31, 2007, 2006 and 2005, respectively.

EXHIBIT INDEX

No.	Description
10.20.5	Letter Agreement by and between MedQuist Inc. and Nightingale & Associates, LLC dated March 14, 2008

23	Consent of KPMG LLP

24	Power of Attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002