Form 10-K/A
period 2007-12-31
MEDQUIST INC
filed 2008-04-29
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
Common Stock (no par value)
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2007, was $103,783,561. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the “Pink Sheets” on June 30, 2007.
     The number of registrant’s shares of common stock, no par value, outstanding as of April 15, 2008 was 37,543,893.
Documents incorporated by reference
     None

Explanatory Note
          MedQuist Inc. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 to amend and restate Items 10 through 14 to include the information intended to be incorporated therein by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for 2008, which information was previously intended to be filed with the Securities and Exchange Commission (SEC) within 120 days following the end of our fiscal year ended December 31, 2007. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including certain currently dated certifications. The remainder of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 17, 2008 remains unchanged.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Identification of Our Directors
     Our business, property and affairs are managed by, or under the direction of, our board of directors. Each director holds office until his successor is elected and qualified, or until his earlier resignation or removal. Set forth below is the biographical information for each of our directors, including age, business experience for the last five years, memberships on committees of our board of directors and the date when each director first became a member of our board of directors.
     Stephen H. Rusckowski, 50, has served as a member of our board of directors since February 2002 and currently serves as the chairman of our board of directors. From December 2003 until February 2004, Mr. Rusckowski served as our interim President and Chief Executive Officer. From February 2004 until July 2004, Mr. Rusckowski served as our interim Chief Executive Officer. He is currently the Chief Executive Officer of Philips Healthcare and has served in that capacity since November 2006. In addition, Mr. Rusckowski is also a member of the Royal Philips Electronics Board of Management. Mr. Rusckowski joined Philips in August 2001, and has held a number of general management responsibilities for medical imaging, patient monitoring and healthcare information systems. Prior to joining Philips, Mr. Rusckowski held various positions with Hewlett-Packard/Agilent Technologies from 1984 to 2001, most recently serving as Senior Vice President and General Manager of its Healthcare Solutions Group from 1999 to 2001.
     Brian O’ Donoghue, 44, has served as a member of our board of directors since December 2007 and currently serves as the chairman of the Supervisory Committee and a member of the Audit Committee, the Compensation Committee and the Nominating Committee. Mr. O’Donoghue is a founder and, since 2005, managing member of Arklow Capital, LLC. Mr. O’Donoghue served as the General Counsel and Senior Vice President of Viewpoint Corporation, a publicly traded internet marketing and software company from 2000 to 2005. Before joining Viewpoint in 2000, Mr. O’Donoghue was an associate in the Global Corporate Finance and Financial Restructuring groups of the New York law firm of Milbank, Tweed, Hadley & McCloy LLP specializing in finance and securities, mergers and acquisitions, public and private offerings, and restructurings and reorganizations.
     Warren E. Pinckert II, 64, has served as a member of our board of directors since February 2008 and currently serves as the chairman of the Audit Committee and as a member of the Supervisory Committee and the Compensation Committee. Mr. Pinckert was the Chief Executive Officer of Cholestech Corporation, a medical device company, from 1993 until its acquisition in 2007. Prior to joining

Cholestech, Mr. Pinckert served as Chief Financial Officer of Sunrise Medical, a durable medical equipment manufacturer. Mr. Pinckert also served as a member of the board of directors of PacifiCare Health Systems, a managed care company, until its acquisition in 2005.
     Clement Revetti, Jr., 53, has served as a member of our board of directors since October 2006 and currently serves as the chairman of the Nominating Committee. Mr. Revetti currently serves as the Senior Vice President and Chief Legal Officer of Philips Healthcare, a position he has held since September 2004. From September 1999 to September 2004, Mr. Revetti served as the Vice President and General Counsel, Business Development for Atos Origin BV in Amsterdam, Netherlands, where he was responsible for mergers, acquisitions, divestments, strategic alliances and large multinational outsourcing transactions. Atos Origin BV is a global multiservice IT provider.
     Mark E. Schwarz, 47, has served as a member of our board of directors since December 2007 and currently serves as a member of the Audit Committee, the Nominating Committee and the Supervisory Committee. Since 1993, Mr. Schwarz has served, directly or indirectly through entities he controls, as the sole general partner of Newcastle Partners, L.P., a private investment firm. Since 2000, he has also served as the President and sole Managing Member of Newcastle Capital Group, L.L.C., the general partner of Newcastle Capital Management, L.P., a private investment management firm. From 1995 until 1999, Mr. Schwarz was also a Vice President of Sandera Capital Management, L.L.C. and, from 1993 until 1996, was a securities analyst and portfolio manager for SCM Advisors, L.L.C., both of which were private investment management firms associated with the Lamar Hunt family. Mr. Schwarz presently serves as chairman of the boards of directors of Pizza Inn, Inc., an operator and franchisor of pizza restaurants; Bell Industries, Inc., a company primarily engaged in providing computer systems integration services; and New Century Equity Holdings Corp., a company in transition that is currently seeking potential merger and acquisition candidates. Mr. Schwarz is also a director of Nashua Corporation, a manufacturer of specialty papers, labels and printing supplies Hallmark Financial Services, Inc., an insurance holding company that engages in the sale of property/casualty insurance products to businesses and individuals; and SL Industries, Inc., a developer of power systems used in a variety of aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications.
     Gregory M. Sebasky, 50, has served as a member of our board of directors since April 2005 and currently serves as the chairman of the Compensation Committee. From February 2004 to April 2005, Mr. Sebasky served as our acting President. He is currently Senior Vice President and Chief Executive Officer of Global Customer Services for Philips Healthcare, a position he has held since April 2005. Prior to serving as our acting President, Mr. Sebasky served as Senior Vice President of Operations of Cardiac and Monitoring Systems for Philips Healthcare from 2002 to 2003. Prior to joining Philips, Mr. Sebasky held various positions with Hewlett-Packard/Agilent Technologies from 1984 to 2001.
     Scott M. Weisenhoff, 53, has served as a member of our board of directors since February 2003. Mr. Weisenhoff has served as Executive Vice President and Chief Financial Officer of Philips Healthcare since February 2003. Mr. Weisenhoff served in the same capacity for Philips Components, an affiliate of Philips, from November 2001 to February 2003, and for Philips Domestic Appliances and Personal Care, an affiliate of Philips, from August 1999 to November 2001. From September 1995 to August 1999, Mr. Weisenhoff served as Senior Vice President and Chief Financial Officer of Philips Electronics Asia Pacific PTE, Ltd., an affiliate of Philips.
Governance of the Company
     The composition of our board of directors is governed in part by the terms of a Governance Agreement dated May 22, 2000, as amended on November 8, 2007 and March 12, 2008 (Governance Agreement), that we entered into with Koninklijke Philips Electronics N.V. (Philips) in connection with

Philips’ tender offer for a majority of our common stock, which was completed in July 2000. Under the terms of the Governance Agreement our board of directors currently consists of seven persons:
•	four directors representing Philips (Philips Directors) (currently, Messrs. Revetti, Rusckowski, Sebasky and Weisenhoff); and

•	three Independent Directors (as defined below) (currently, Messrs. O’Donoghue, Schwarz and Pinckert).
     The Governance Agreement provides that the size of our board of directors is adjusted downward from seven in the event one or more of our Independent Directors ceases to be a director. However, the Governance Agreement requires the Nominating Committee to use commercially reasonable efforts to nominate such number of Independent Directors necessary to return the number of Independent Directors to three and the size of out board of directors to seven.
     The Governance Agreement also requires us to establish and maintain the following committees of our board of directors:
•	A Nominating Committee currently consisting of two Independent Directors and one Philips Director. The Nominating Committee is composed of Messrs. Revetti (Chair), O’Donoghue and Schwarz;

•	A Compensation Committee currently consisting of two Independent Directors and one Philips Director. The Compensation Committee is composed of Messrs. Sebasky (Chair), O’Donoghue and Pinckert; and

•	A Supervisory Committee consisting of at least three Independent Directors which is responsible, among other things, for the general oversight, administration, amendment and enforcement of the Governance Agreement and all other material agreements or arrangements between Philips and us. The Supervisory Committee is composed of Messrs. O’Donoghue (Chair), Pinckert and Schwarz.
     In the event one or more Independent Directors ceases to be a director and there are not enough Independent Directors to fulfill the committee composition requirements set forth above, the composition of each committee will be adjusted so that the maximum number of Independent Directors required for any particular committee is equal to the number of Independent Directors on our board of directors at that time. When additional Independent Directors are elected or appointed to our board of directors, the required number of Independent Directors for each committee will increase until the composition of each committee is returned to the composition set forth above.
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
     The Governance Agreement will terminate on the first date that Philips is no longer the beneficial owner of at least 5% of our equity securities having the right to vote generally in any election of our board of directors. The provisions of the Governance Agreement relating to the establishment and composition of committees of our board of directors will terminate on the first date that Philips is the beneficial owner of less than a majority of our equity securities having the right to vote generally in any election of our board of directors.
     Other than the provisions of the Governance Agreement described above we do not know of any arrangements or understandings between any of the individuals nominated to be directors and any other person pursuant to which a director was or is to be selected as a director or nominee, other than any arrangements or understandings with our directors acting solely in their capacities as such.
Independence of Directors
     On November 12, 2007, we applied for listing on The NASDAQ Stock Market LLC (NASDAQ). Philips controls more than 50% of our voting power. As a result, we qualify as a “controlled company” as defined in Rule 4350(c)(5) of the Marketplace Rules (Marketplace Rules) of NASDAQ. Therefore, if our shares were listed on NASDAQ we would be exempt from the requirements of Rule 4350(c) of the Marketplace Rules with respect to our board of directors being comprised of a majority of “independent directors” and the related rules covering the independence of directors serving on the Compensation Committee and the Nominating Committee. The controlled company exemption does not modify the independence requirements of the Audit Committee, which requires three independent directors. Our Audit Committee currently consists of three independent directors (Messrs. O’Donoghue, Schwarz and Pinckert).
     Our board of directors believes that the director independence requirements of the SEC and NASDAQ (Independence Requirements) provide the appropriate standard for assessing director independence and uses these requirements in assessing the independence of each of its members. Our board of directors has determined that Messrs O’Donoghue, Schwarz and Pinckert are “independent” in accordance with the Independence Requirements and that Messrs. Revetti, Rusckowski, Sebasky and Weisenhoff are not “independent” in accordance with the Independence Requirements because each of them is affiliated with our majority owner, Philips. In these determinations our board of directors did not consider any related party transactions that are not discussed under Item 13, below the heading “Related Party Transactions.”
Committees of our Board of Directors
     Our board of directors maintains the following four standing committees: Audit Committee; Compensation Committee; Nominating Committee and Supervisory Committee. From time to time our board of directors may also create ad hoc committees when the situation warrants.
Audit Committee
     The Audit Committee oversees our corporate accounting and financial reporting process. The responsibilities of the Audit Committee, which are set forth in a written charter adopted by our board of directors and available on our website at www.medquist.com, include:

•	review and assess the adequacy of the Audit Committee and its charter at least annually;

•	evaluate, determine the selection of, and if necessary, the replacement/rotation of, our independent registered public accounting firm;

•	ensure timely rotation of lead and concurring audit partner of our independent registered public accounting firm;

•	review our audited consolidated financial statements as well as our quarterly consolidated financial statements which are not audited;

•	review whether interim accounting policies and significant events or changes in accounting estimates were considered by our independent registered public accounting firm to have affected the quality of our financial reporting;

•	review our financial reports and other information submitted to any governmental body or the public;

•	review with management and our independent registered public accounting firm their judgments about the quality of disclosures in our consolidated financial statements;

•	obtain from our independent registered public accounting firm its recommendation regarding our internal control over financial reporting;

•	review management’s report on its assessment of the design and effectiveness of our internal control over financial reporting;

•	review our major financial risk exposures;

•	pre-approve all audit and permitted non-audit services and related fees;

•	establish, review and update periodically our code of business conduct and ethics;

•	establish and review policies for approving related party transactions between us and our directors, officers or employees;

•	adopt procedures for receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and

•	adopt regular and separate systems of reporting to the Audit Committee by management and our internal auditors regarding controls and operations of business units.
     The Audit Committee is also responsible for approving or ratifying all related party transactions other than those between us and Philips. The Audit Committee is composed of Warren E. Pinckert, II (Chair), Brian O’Donoghue and Mark E. Schwarz. Messrs. Pinckert, O’Donoghue and Schwarz have been determined by our board of directors to have met the Independence Requirements, and to be Independent Directors under the terms of the Governance Agreement. Our board of directors has determined that Mr. Pinckert is our “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee
     While our board of directors is responsible for determining and approving the compensation for our executive officers in its sole discretion, including all individuals whose compensation is set forth in the “Summary Compensation Table” under Item 11, it frequently solicits the recommendations from the Compensation Committee regarding the following:
•	the corporate goals and objectives relevant to the compensation of Nightingale and Associates LLC (Nightingale) for Howard S. Hoffmann’s service as our President and Chief Executive Officer and our executive officers other than Mr. Hoffmann;

•	the performance of these officers in light of those goals and objectives; and

•	the compensation of these officers based on such evaluations.
     The Compensation Committee is composed of Gregory Sebasky (Chair), Brian O’Donoghue and Warren E. Pinckert, II Messrs. O’Donoghue and Pinckert have been determined by our board of directors to meet the Independence Requirements, and to be Independent Directors under the terms of the Governance Agreement. The Compensation Committee does not have a written charter.
Nominating Committee
     The responsibilities of the Nominating Committee, which are set forth in a written charter adopted by our board of directors and available on our website at www.medquist.com, includes the selection of potential candidates for our board of directors, including the nomination of Independent Directors under the terms of the Governance Agreement. The Nominating Committee also makes recommendations to our board of directors concerning the membership of the other board committees. The Nominating Committee is responsible for developing policies and procedures with regard to the consideration of any director candidates recommended by our shareholders. The Nominating Committee is composed of Clement Revetti, Jr. (Chair), Brian O’Donoghue and Mark E. Schwarz.
     Generally, our board of directors seeks diverse members who possess the background, skills and expertise to make a significant contribution to our board of directors, us and our shareholders. The Nominating Committee has adopted a set of procedures to guide it in the identification and evaluation of director nominees. The Nominating Committee supports our view that the continuing service of qualified incumbents promotes stability and continuity in the board room, contributing to our board of directors’ ability to work as a collective body, while giving us the benefit of the familiarity and insight into our affairs that our incumbent directors have accumulated during their tenure. Accordingly, the process of the Nominating Committee for identifying director nominees first considers re-nominating incumbent directors who continue to satisfy the Nominating Committee’s criteria for membership on our board of directors, whom the Nominating Committee believes continue to make important contributions to our board of directors and who consent to continue their service on our board of directors.
     If the Nominating Committee concludes new candidates are appropriate, it will review appropriate biographical information about the proposed candidates considering the following criteria, among others: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly held company; experience in our industry; experience as a board member of another publicly held company; diversity of expertise and experience in substantive matters pertaining to our business relative to other members of our board of directors; and practical and mature business judgment. The Nominating Committee will also consider our board of directors’ overall balance of diversity of perspectives, backgrounds and experiences. In seeking candidates, the Nominating Committee will solicit suggestions from other members of our board of directors or our management and may also engage the services of a professional search firm. The Nominating Committee will discuss and consider the potential candidates and choose which candidates to recommend to our board of directors.
     Candidates proposed by shareholders in accordance with the procedures set forth in our By-Laws, will be considered by the Nominating Committee under criteria similar to the evaluation of other candidates, except that the Nominating Committee may consider, as one of the factors in its evaluation of shareholder recommended nominees, the size and duration of the interest in our equity of the recommending shareholder or shareholder group. The Nominating Committee may also consider the extent to which the recommending shareholder intends to continue holding its interest in us, including, in the case of nominees recommended for election at an annual meeting of shareholders, whether the recommending shareholder intends to continue holding its interest at least through the time of such annual meeting.
Supervisory Committee
     Pursuant to the Governance Agreement, our board of directors maintains a Supervisory Committee, the responsibilities of which include the general oversight, administration, amendment and enforcement of the Governance Agreement and all other material agreements or arrangements between Philips and us. Pursuant to the Governance Agreement, the Supervisory Committee must be comprised of at least three Independent Directors. The Supervisory Committee is composed of Brian O’Donoghue (Chair), Warren E. Pinckert, II and Mark E. Schwarz. Messrs. O’Donoghue, Pinckert and Schwarz have been determined by our board of directors to have met the Independence Requirements, and to be Independent Directors under the terms of the Governance Agreement.
Code of Conduct
     We have adopted a written code of business conduct and ethics which applies to all of our directors, officers and other employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our code of business conduct and ethics is available on our website, www.medquist.com. Any amendments to our code of business conduct and ethics or waivers from the provisions of our code of business conduct and ethics for our principal executive officer, our principal financial officer or our principal accounting officer will be disclosed on our website within four business days following the date of such amendment or waiver.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires that each of our executive officers, directors and persons who beneficially own more than 10% of our common stock file with the SEC reports of ownership and changes in their ownership of our common stock. Our executive officers and directors and beneficial owners of greater than 10% of our common stock are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us, we believe that for the year ended December 31, 2007, all of our executive officers, directors and persons owning greater than 10% of our common stock complied with all Section 16(a) filing requirements applicable to them, except Warren E. Pinckert, II, for whom we failed to timely file a Form 3 within ten days of his February 15, 2008 appointment to our board of directors. A Form 3 was filed on Mr. Pinckert’s behalf on March 10, 2008.

Executive Officers of the Company
     Howard S. Hoffmann, 54, has served as our Chief Executive Officer since July 2004 and as our President since June 2007. Mr. Hoffmann joined Nightingale, a management consulting company specializing in turnarounds and crisis management, in May 1990 and became a Member of Nightingale in February 1997. He has been the Managing Partner of Nightingale since January 2001. We currently engage Nightingale for Mr. Hoffmann’s services as our Chief Executive Officer and President. See Item 11, below the heading “Compensation Discussion and Analysis; Compensation of our President and Chief Executive Officer,” for a description of our agreement with Nightingale for Mr. Hoffmann’s services. Prior to joining us, Mr. Hoffmann led numerous consulting engagements serving as an advisor to boards of directors, management or creditors as well as serving in various interim executive management positions. Immediately prior to being engaged by us, Mr. Hoffmann served as an advisor to management of a nationwide health club chain from June 2004 to July 2004. He served as interim Chief Executive Officer of Global Knowledge Network, a global provider of technology training solutions from May 2003 to October 2003 after having led a consulting engagement for the same company commencing in August 2002. Mr. Hoffmann has also served as Chief Restructuring Officer of Vision Twenty-One, Inc., a Florida-based integrated eye care company, and as interim Chief Financial Officer and Chief Operating Officer of Soft Sheen Products, Inc., a consumer products company. Mr. Hoffmann currently serves as a director of Block Vision, a privately-held managed vision care company.
     Kathleen E. Donovan, 47, has served as our Senior Vice President and Chief Financial Officer since June 2005. Between August 1997 and June 2005, Ms. Donovan held a number of positions with Dendrite International, Inc., a technology company providing sales, marketing, clinical and compliance solutions to global pharmaceutical and other life sciences companies, most recently serving as that company’s Senior Vice President and Chief Financial Officer. Prior to her service in that capacity, Ms. Donovan also served as Dendrite’s Vice President and Treasurer between December 2001 and November 2002, its Chief Financial Officer — Americas Division between April 2001 and December 2001, its Vice President and Corporate Controller between January 1999 and March 2001, and its Director, Financial Operations between August 1997 and December 1998.
     Mark Ivie, 49, has served as our Senior Vice President and Chief Technology Officer since June 2005. Prior to joining us, Mr. Ivie served as General Manager, Enterprise Systems and Technology, of GE Healthcare between June 2003 and May 2005 and General Manager, Global Engineering, of GE Medical Systems between December 1998 and June 2003, where he was responsible for the creation and adoption of standards and for creating the infrastructure for shared functional modules. From January 1992 until December 1998, Mr. Ivie served as a Department Head for the telecom support software business at Lucent Bell Laboratories.
     R. Scott Bennett, 48, has served as our Senior Vice President of Sales and Marketing since November 2005. From August 2004 to October 2005, Mr. Bennett was Senior Vice President of Sales and Marketing of SCI Solutions, Inc., which is also known as Scheduling.com, where he was responsible for the restructuring of that company’s marketing, sales and sales support infrastructure and processes. Between July 2000 and March 2004, Mr. Bennett served as Vice President, Financial Marketing and Vice President, Corporate Sales, of Siemens Medical Solutions, USA.
     Michael F. Clark, 45, has served as our Senior Vice President of Operations since February 2005. Mr. Clark joined us in 1998 through our acquisition of The MRC Group, Inc. (MRC). From November 2003 until February 2005, Mr. Clark served as our Senior Vice President of Operations for our Western Division. From May 2002 until November 2003, Mr. Clark served as our Vice President of Operations for our Southwest Division and from January 1998 until July 2000, he served as Region Vice President for the Southeast. From May 2001 until May 2002, Mr. Clark served as Chief Operating Officer for

eScribe, a transcription service provider. While at MRC, Mr. Clark served as Vice President, Marketing and Corporate Services.
     James Brennan, 60, has served as our Principal Accounting Officer, Controller and Vice President since November 2006. From March 2006 until his appointment as our Principal Accounting Officer, Controller and Vice President, Mr. Brennan served as a consultant to us providing Sarbanes-Oxley compliance and financial accounting services. Mr. Brennan has been operating his own consulting firm, specializing in providing Sarbanes-Oxley compliance and financial accounting services, since July 2005. Between May 2000 and July 2005, Mr. Brennan served as the Vice President of Finance for two divisions of IKON Office Solutions. From 1995 to 1998, Mr. Brennan served as Vice President and Business Unit Financial Officer for the GS Electric Division of General Signal. From 1991 to 1995, Mr. Brennan served as Assistant Controller of General Signal Corporation.
     Mark R. Sullivan, 36, serves as our General Counsel, Chief Compliance Officer and Secretary. Mr. Sullivan was appointed as General Counsel in September 2006, Chief Compliance Officer in July 2006 and Secretary in January 2005. From August 2004 until September 2006, Mr. Sullivan served as our Acting General Counsel. Between March 2003 and August 2004, Mr. Sullivan served as our Associate General Counsel and Assistant Secretary. Prior to joining us, Mr. Sullivan was in private practice with Pepper Hamilton LLP from January 2000 until March 2003, and Drinker Biddle & Reath LLP from August 1998 to January 2000.
     Other than our agreement with Nightingale, which is described under Item 11, below the heading “Compensation Discussion and Analysis; Compensation of our President and Chief Executive Officer,” and under Item 13, below the heading “Related Party Transactions; Nightingale,” we do not know of any arrangements or understandings between any of the individuals listed above and any other person pursuant to which he or she was or is to be selected as an officer, other than any arrangements or understandings with our officers acting solely in their capacities as such.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Compensation Philosophy
     We provide our executive officers, including our President and Chief Executive Officer (Mr. Hoffmann), our Chief Financial Officer (Ms. Donovan) and each of our next three most highly compensated executive officers who were serving as executive officers at December 31, 2007 (collectively, named executive officers), with incentives tied to the achievement of our corporate objectives. In addition to the compensation information for our named executive officers, we also provide compensation information for our former President, Mr. Lavelle, and our former Chief Operating Officer, Ms. Reino, each of whom would have been one of our three most highly compensated executive officers but for the fact he or she was not employed by us on December 31, 2007.
     During the past few years, in making executive hiring and compensation decisions, we considered the risks associated with our ongoing litigation and governmental investigation matters, as well as our decision in June 2004 to not provide traditional equity-based long term incentives until we became current in our periodic filing obligations under the Exchange Act. During the past few years, we experienced a significant turnover in our senior management. In light of all of these challenges, our board of directors established a total compensation philosophy and structure designed to accomplish the following objectives:

•	attract, retain and motivate executives who can thrive in a competitive environment of continuous change and who can achieve positive business results in light of the challenges that we have faced and continue to face;

•	provide our executives with a total compensation package that recognizes individual contributions, as well as overall business results; and

•	promote and reward the achievement of objectives that our board of directors and management believe will lead to long-term growth in shareholder value, including the resolution of our ongoing litigation and governmental investigation matters.
     To achieve these objectives, we intend to maintain compensation arrangements that tie a substantial portion of our named executive officers’ overall compensation to the achievement of key strategic, operational and financial goals.
Setting Named Executive Officer Compensation
Board of Directors, Compensation Committee and Management
     While our board of directors is responsible for determining and approving the compensation of our named executive officers in its sole discretion, it frequently solicits the recommendations from the Compensation Committee regarding the following:
•	the corporate and individual goals and objectives relevant to the compensation of Nightingale for Mr. Hoffmann’s service to us as our President and Chief Executive Officer and the compensation and benefits of our named executive officers other than Mr. Hoffmann;

•	the evaluation of our corporate performance and the performance of our named executive officers in light of such goals and objectives; and

•	the compensation of our named executive officers, other than Mr. Hoffmann, based on such evaluations.
     Mr. Lavelle (prior to his departure in May 2007), Mr. Hoffmann and our Vice President of Human Resources provided our board of directors with a review of the performance of our named executive officers, other than Mr. Hoffmann, and made recommendations to our board of directors for final approval with respect to the compensation for those named executive officers. Following the departure of Mr. Lavelle in May 2007, Mr. Hoffmann, our Vice President of Human Resources and the Compensation Committee together review the compensation and performance of our named executive officers, other than Mr. Hoffmann, and make recommendations to our board of directors for final approval.
     The 2007 compensation of our former President, Mr. Lavelle, was determined and set by our board of directors in its sole discretion. The compensation to Nightingale for Mr. Hoffmann’s services are based on an agreement between us and Nightingale, of which Mr. Hoffmann is the Managing Partner. The terms of the agreement with Nightingale were negotiated and approved by our board of directors and are described below under the caption “Compensation of our President and Chief Executive Officer.”
     Our named executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives with Mr. Hoffmann.

Benchmarking and Analysis of Market Compensation Data
     In 2007, we engaged Compensation Resources, a regional compensation consulting firm, to provide a market analysis of target bonus percentages for certain members of our senior management team including our Chief Technology Officer (Mr. Ivie) and our General Counsel & Chief Compliance Officer (Mr. Sullivan). Based upon the results of that market analysis and our own internal review of target bonus percentages, an increase of target bonus percentages for Messrs. Ivie and Sullivan was recommended to the Compensation Committee. The Compensation Committee agreed with these recommendations and presented them to our board of directors, which subsequently approved them.
Elements of Compensation
     Our executive compensation program utilizes three primary elements to accomplish the objectives described above:
•	base salary;

•	annual cash incentives linked to corporate and individual performance; and

•	long-term equity incentives in the form of equity awards or cash.
     We believe that we can meet the objectives of our executive compensation program by achieving a balance among these three elements that is competitive with our industry peers and creates appropriate incentives for our named executive officers. Actual compensation levels are a function of both corporate and individual performance as described under each compensation element below. In making compensation determinations, the Compensation Committee and our board of directors consider the competitiveness of compensation both in terms of individual pay elements and the aggregate compensation package.
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
     In addition, our board of directors considers internal equity within our organization and, when reviewing the base salaries of our named executive officers, their current aggregate compensation.
2007 Base Salaries
     Based upon certain individual achievements during 2006, the Compensation Committee recommended, and our board of directors subsequently determined, that the base salaries of Messrs. Ivie and Sullivan should be increased 2.7% to $231,000 for 2007, effective April, 2007. No other base salary adjustments were made for 2007.
2008 Base Salaries
     Based upon individual and corporate performance, as well as our named executive officers’ base salaries in comparison to similarly titled executive officers at Peer Companies, the Compensation Committee recommended, and our board of directors subsequently determined, that the base salary of each of our named executive officers, other than Mr. Hoffmann (who does not receive a base salary) should be increased by 3% for 2008.
     The 2008 base salaries of each of our named executive officers other than Mr. Hoffmann, effective as of April 1, 2008, are as follows:

2008 Base
Name	Salary ($)
Kathleen E. Donovan	386,250
Mark R. Sullivan	237,930
R. Scott Bennett	247,200
Mark Ivie	237,930
Annual Incentive Compensation
     We believe that performance-based cash incentives play an essential role to motivate our executives to achieve defined annual goals. The objectives of our annual management incentive plan are to:

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
2007 Management Incentive Plan
     Participation; Eligibility. Select key management level employees, including each of our named executive officers other than Mr. Hoffmann, were eligible to participate in our 2007 Management Incentive Plan (2007 Plan). Other criteria for participation included the following:
•	a participant must have received a performance rating of “solid performer” or better for 2007 to receive an incentive award; and

•	a participant must have been an active employee as of the award payout date to receive an incentive award.
     Performance Period; Timing of Payment. The 2007 Plan operated on a calendar year schedule. Incentive awards were paid out in March, 2008.
     Incentive Targets. Each of our named executive officers, other than Mr. Hoffmann, was eligible to receive a target annual cash incentive award expressed as a percentage of his or her base salary for 2007 (Target Incentive). The table below entitled “Grants of Plan-Based Awards” (and, specifically, the information under the caption “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards”) illustrates the threshold, target and maximum amounts of cash incentives that were potentially payable to our named executive officers, other than Mr. Hoffmann, with respect to 2007 performance under the 2007 Plan.
     Performance Measures. Payment of incentive awards were based on a combination of corporate and individual performance objectives which were established for each of our named executive officers, other than Mr. Hoffmann, during the first quarter of 2007 as a way to communicate our expectations and to maintain and unify our executives’ focus on our key strategic objectives, as well as to measure performance. The objectives, which were both qualitative and quantitative, reflected our strategic priorities.
     With the exception of Mr. Hoffmann, who was not eligible to participate in the 2007 Plan, the amount of a named executive officer’s incentive award under the 2007 Plan was based on the following criteria:
•	30% upon the achievement of such named executive officer’s 2007 individual performance objectives;

•	35% based upon a 2007 net revenues target; and

•	35% based upon a 2007 operating income target.

Corporate Performance Component
     For 2007, the corporate performance objectives approved by our board of directors were operating income and net revenues. The degree to which these targets were achieved established the amount of cash available for distribution under the 2007 Plan. We must achieve threshold levels of performance of at least 97% of our net revenue objective and 85% of our operating income objective before any awards may be made for the corporate performance component of the 2007 Plan. In the event we do not achieve either of the threshold levels of performance, participants in the 2007 Plan may only receive up to a maximum of 30% of their Target Incentive. If we achieve the threshold level of performance for only one of our corporate performance objectives but not the other, participants in the 2007 Plan may only receive up to a maximum of 65% of their Target Incentive. Participants in the 2007 Plan may receive more than their respective Target Incentive (up to 170% of their respective Target Incentive) in the event we exceed our corporate performance objectives. The exact amount a participant may receive is calculated based on how much we exceeded our corporate performance objectives. No payments in excess of 100% of a participant’s Target Incentive may be paid without prior approval of the Compensation Committee.
Individual Performance Component
     The 2007 individual performance objectives for our named executive officers, other than Mr. Hoffmann, were set by Mr. Lavelle (our former President) and Mr. Hoffmann. The goals, which are both qualitative and quantitative, reflected our strategic priorities in 2007.
Disclosure of Corporate and Individual Targets and Objectives
     Other than as described above, the actual operating income and net revenues targets under the 2007 Plan and the individual performance objectives for each named executive officer, other than Mr. Hoffmann, under the 2007 Plan were based on certain internal financial goals set in connection with our board of directors’ consideration and approval of our annual operating plan for 2007. We believe that the internal financial goals, although not guaranteed, were capable of being achieved if our named executive officers met or exceeded their individual objectives, if we performed according to our 2007 annual operating plan and if the assumptions in our 2007 annual operating plan proved correct.
2007 Incentive Award Calculation and Payments
     During the first quarter of 2008, both our corporate performance and the performance of each of our named executive officers who participated in the 2007 Plan were assessed against the specific goals established under the 2007 Plan. As we did not meet the threshold levels of performance for 2007 net revenues or our operating income, each named executive officer, other than Mr. Hoffmann who does not participate in the 2007 Plan, received 30% of his or her Target Incentive under the 2007 Plan based upon the achievement of such named executive officer’s 2007 individual performance objectives. The payments under the 2007 Plan for Ms. Donovan and Messrs. Bennett, Ivie and Sullivan, were $50,625, $32,400, $31,185 and $31,185, respectively and were made on March 14, 2008.
2008 Management Incentive Plan
     The Compensation Committee recommended, and our board of directors approved, our 2008 Management Incentive Plan (2008 Plan) in April 2008. The terms of the 2008 Plan are substantially similar to the terms of the 2007 Plan. Under the 2008 Plan, a named executive officer’s cash incentive award will be based upon the following criteria:
•	30% upon the achievement of such named executive officer’s 2008 individual performance objectives;

•	35% based upon a 2008 net revenues target; and

•	35% based upon a 2008 operating income target.
     Individual performance objectives for 2008 were set in the same manner as they were set in 2007.
     Target Incentives under the 2008 Plan remain unchanged for all of our named executive officers, other than Mr. Hoffmann, who does not participate in the 2008 Plan.
     Other than as described above, the actual operating income and net revenues targets under the 2008 Plan and the individual performance objectives for each named executive officer, other than Mr. Hoffmann, under the 2008 Plan are based on certain internal financial goals set in connection with our board of directors’ consideration and approval of our annual operating plan for 2008.
     We believe that the internal financial goals, although not guaranteed, are capable of being achieved if our named executive officers meet or exceed their individual objectives, if we perform according to our 2008 annual operating plan and if the assumptions in our 2008 annual operating plan are proven correct.
     Nightingale is eligible for incentive compensation for 2008 related to Mr. Hoffmann’s services to us in accordance with the terms of our agreement with Nightingale as described below under the caption “Compensation of our President and Chief Executive Officer.”
Sign-On Bonuses
     Pursuant to the terms of her employment agreement, Ms. Donovan received $100,000 in June 2007, representing the portion of her sign-on bonus that became nonforfeitable in June 2007. Our board of directors designed the staggered disbursement of Ms. Donovan’s sign-on bonus in order to encourage her to remain with us through the second anniversary of her employment commencement date.
Getting Current Bonus
     Our board of directors decided to pay a discretionary bonus to certain of our personnel, including Ms. Donovan and Mr. Sullivan, for their efforts in getting us current in our reporting obligations under the Exchange Act during 2007. The amount of such bonus for each of Ms. Donovan and Mr. Sullivan was $25,000. This bonus was paid on December 27, 2007.
Long-Term Incentives
Equity-Based Incentives
     We believe that equity compensation in the form of stock option grants aligns the interests of our named executive officers with those of our shareholders and serves as an effective retention device. As a result, in connection with the recruitment of our named executive officers, other than Mr. Hoffmann and Mr. Sullivan, each such named executive officer received, pursuant to his or her employment agreement, a grant of stock options to purchase shares of our common stock (Special Option Award) on October 4, 2007, the date we became current in our reporting obligations under the Exchange Act. Each Special Option Award has an exercise price of

$11.20, which was the closing price of our common stock as reported by the Pink Sheets, LLC (Pink Sheets) on October 4, 2007, and will expire on October 4, 2017. Additionally, each Special Option Award will vest in equal annual installments over five years, subject to such named executive officer’s continued employment with us through the applicable vesting date.
     The following table sets forth the number of shares of our common stock subject to each named executive officer’s Special Option Award.

Number of Shares
Name	Subject to Award
Kathleen E. Donovan	80,000
R. Scott Bennett	60,000
Mark Ivie	60,000
          Mr. Sullivan did not receive a Special Option Award. Mr. Sullivan is the only one of our named executive officers who was employed by us prior to the decision of our board of directors in June 2004 to suspend temporarily the equity-based portion of our executive compensation program. Mr. Sullivan was granted stock options during such time as part of his compensation. Such grants, to the extent they have not expired, are shown below in the under the heading “Outstanding Equity Awards at Fiscal Year-End.”
Severance and Retention Agreements
Employment Agreement Severance
     The severance arrangements applicable to Ms. Donovan and Messrs. Bennett, Ivie and Sullivan are set forth in each of their respective employment agreements, as discussed in detail below under the heading “Potential Payments Upon Termination or Change in Control.” Our former President and former Chief Operating Officer are no longer employed by us. The terms of his and her respective separations from us are set forth in agreements we entered into with each of them and discussed in detail below under the heading “Separation Agreements with Former Executive Officers.”
Retention and Strategic Transaction Bonus Agreements
     On July 11, 2007 we publicly announced that at the direction of our board of directors, we had engaged Bear, Stearns & Co. Inc. as our financial advisor to advise us on potential strategic alternatives. In recognizing that the uncertainty created by our announcement can be a distraction to our employees, including our named executive officers, and can cause employees to consider alternative employment opportunities, our board of directors determined that it is in our best interest and the best interest of our shareholders to assure that we will have the continued dedication and objectivity of certain key management personnel, including our named executive officers notwithstanding the possibility, threat or occurrence of a change in our current ownership structure.
     With these objectives in mind, in September 2007 we entered into substantially identical “Retention and Strategic Transaction Bonus Agreements” (Retention Bonus Agreements) with each of Ms. Donovan and Messrs. Bennett, Ivie and Sullivan. The Retention Bonus Agreements were designed to provide each executive with an incentive to remain with us through February 29, 2008 and to further reward each executive in the event a strategic transaction (as defined below) is completed. In the event a strategic transaction is completed, and if so desired by the successor company, the Retention Bonus Agreements provide an incentive for each executive to remain employed for a period of time following the close of that strategic transaction.

     For the purposes of the Retention Bonus Agreements and the March 2008 Letter Agreement (as defined below), a “strategic transaction” includes (i) a transaction or series of related transactions whereby, we directly or indirectly, acquire control of, or a significant interest in, another entity having an enterprise value of greater than $50,000,000, as determined by our board of directors; or (ii) a transaction or series of related transactions whereby, directly or indirectly, control of, or a significant interest in, us or any of our businesses or assets is transferred for consideration, including, without limitation, a sale, acquisition or exchange of stock or assets, a lease or license of assets, or a merger, consolidation or reorganization, tender offer, leveraged buyout, “going private” transaction or other extraordinary corporate transaction or business combination involving us, including any such transaction in which our equity securities not held by Philips are acquired by a third-party provided, however, that a secured interest in us or any of our businesses or assets arising solely from a debt transaction will not be considered to be a strategic transaction.
     Notwithstanding the foregoing, a strategic transaction does not include a transaction described above with any of our affiliates or an affiliate of any holder of more than 50% of our capital stock.
     Under the terms of their respective Retention Bonus Agreements, Ms. Donovan and Messrs. Bennett, Ivie and Sullivan each received an amount equal to 75% of his or her respective Target Incentives under the 2007 Management Incentive Plan on March 14, 2008 for his or her continued service to us through February 29, 2008 (Service-Based Payment) and each will be eligible to receive an additional amount equal to 75% of his or her respective Target Incentives under the 2007 Management Incentive Plan in the event a strategic transaction is completed (Success-Based Payment). Our board of directors believes that the amounts potentially payable under the Retention Bonus Agreements, equal in each case to approximately 67.5% of the named executive officer’s 2007 base salary, are reasonable and appropriate to achieve the objectives described above, and are consistent with our overall compensation philosophy and objectives as described previously in this report.
     – Service-Based Payment
     As described above, the Service-Based Payment became payable on February 29, 2008. We paid Ms. Donovan and Messrs. Bennett, Ivie and Sullivan, $126,563, $81,000, $77,963 and $77,963, respectively, on March 14, 2008 in connection with this portion of the Retention Bonus.
     – Success-Based Payment
     The Success-Based Payment, which is the remaining 50% of the Retention Bonus, will become payable if a strategic transaction is completed and (i) the named executive officer remains continuously employed by us (or the successor company as the case may be) for the 90-day period immediately following the closing of the strategic transaction; or (ii) the named executive officer experiences an “involuntary termination without cause” at any time during the 90-day period immediately following the closing of the strategic transaction.
     For purposes of the Retention Bonus Agreements, an “involuntary termination without cause” means the named executive officer’s (a) involuntary termination of employment by us (or the successor company, as the case may be) other than for “cause” (as defined in the respective named executive officer’s employment agreement with us) or (b) resignation due to relocation of the named executive officer’s principal worksite to a location more than 25 miles from his or her existing worksite.
     Payment of the Success-Based Payment is conditioned upon the named executive officer’s execution of an irrevocable release of claims against us. In addition, under the terms of the Retention Bonus Agreements, Ms. Donovan and Messrs. Bennett and Ivie relinquished certain rights to long term incentive compensation included in their employment agreements with us.

     The following table sets forth the Success-Based Payment each such named executive officer could potentially receive under the terms of his or her respective Retention Bonus Agreement:

Success-Based
Payment
Name	Amount ($)
Kathleen E. Donovan	126,563
Mark R. Sullivan	77,963
R. Scott Bennett	81,000
Mark Ivie	77,963
Benefits and Perquisites
Benefits
     We maintain broad-based benefits that are provided to all full-time employees, including health and dental insurance, life and disability insurance and our 401(k) plan. Certain of these benefits require employees to pay a portion of the premium. These benefits are offered to our named executive officers, other than Mr. Hoffmann, on the same basis as all other employees, except that we provide and pay the premiums for additional long term disability and life insurance coverage for such named executive officers. Mr. Hoffmann does not receive any of these benefits under the terms of our engagement with Nightingale. Our former President and our former Chief Operating Officer are no longer employed by us and therefore do not receive any of these benefits (other than a limited continuation of medical coverage for our former President as described below under “Separation Agreements with Former Executive Officers”).
     We also maintain a deferred compensation plan for certain of our employees (Deferred Compensation Plan). The Deferred Compensation Plan is administered by the Compensation Committee and previously allowed certain members of management and other highly compensated employees to defer a certain percentage of their income. Our board of directors indefinitely suspended the Deferred Compensation Plan in June 2004. Mr. Sullivan is our only named executive officer who participated in the Deferred Compensation Plan while it was active and is our only named executive officer with an account balance in our Deferred Compensation Plan. Information regarding Mr. Sullivan’s participation in the Deferred Compensation Plan is described below under “Nonqualified Deferred Compensation.”
Perquisites or Other Personal Benefits
     Our named executive officers, other than Mr. Hoffmann, are entitled to few perquisites or other personal benefits that are not otherwise available to all of our employees. In 2007, we provided premium payments for additional long term disability and life insurance coverage to our named executive officers other than Mr. Hoffmann.
     Additional compensation provided to Nightingale for Mr. Hoffmann’s services (including certain travel and living expenses associated with his engagement by us) are detailed below under the heading “Summary Compensation Table.”
     These perquisites or other personal benefits represent a relatively modest portion of each named executive officer’s compensation. We do not anticipate any significant changes to the perquisites or other personal benefits levels of our named executive officers for 2008.

Compensation of our President and Chief Executive Officer
     As a result of allegations that we had engaged in improper billing practices, our board of directors appointed Howard S. Hoffmann as our Chief Executive Officer in July 2004. Our board of directors based its decision to retain Mr. Hoffmann’s services based upon Mr. Hoffmann’s extensive financial, operational and managerial experience, including financial and operational restructurings, in a wide range of industries. In connection with his appointment, we entered into a letter agreement with Nightingale, dated as of July 29, 2004 and amended as of December 16, 2004, September 25, 2006, January 8, 2007 (January 2007 Letter Agreement), September 19, 2007 (September 2007 Letter Agreement) and March 14, 2008 (March 2008 Letter Amendment), pursuant to which Nightingale assigns the services of Mr. Hoffmann to us to serve as our Chief Executive Officer. With the departure of our former President in May 2007, our board of directors appointed Mr. Hoffmann to the additional position of President in June 2007. Mr. Hoffmann will serve as our President and Chief Executive Officer through August 1, 2008 pursuant to the terms of our agreement with Nightingale. Our board of directors is responsible for monitoring and reviewing the performance of Mr. Hoffmann on an ongoing basis.
     In structuring Nightingale’s compensation for Mr. Hoffmann’s services, our board of directors attempted to align Nightingale’s interests with the successful implementation and achievement of our corporate objectives, including achieving corporate operational improvements and bringing current our required reporting obligations with the SEC. Based on this objective, the compensation for Mr. Hoffmann’s services consists of fixed monthly cash payments and cash bonuses payable upon our achievement of certain corporate operational improvements. Our board of directors believes that the amount of these fixed and contingent cash payments are appropriate and reasonable in light of Mr. Hoffmann’s experience and the challenges associated with his role as our President and Chief Executive Officer.
     We currently pay to Nightingale the sum of $120,000 per month for Mr. Hoffmann’s service as our President and Chief Executive Officer. In addition, we reimburse Nightingale for reasonable and appropriate out-of-pocket expenses incurred by Mr. Hoffmann in the course of his service as our President and Chief Executive Officer. Examples of such out-of-pocket expenses include transportation, meals, lodging, telephone, specifically assignable secretarial and office assistance, and report production. Upon the completion of his service as our President and Chief Executive Officer, if we decide to retain Mr. Hoffmann services as a consultant, we will pay Nightingale $525 per hour for his services.
2007 First Half Performance Bonus
     On November 6, 2007, Nightingale was paid a performance related bonus payment of $200,000 in connection with Mr. Hoffmann’s service to us from January 1, 2007 through June 30, 2007 as our Chief Executive Officer (2007 First Half Performance Bonus). Pursuant to the January 2007 Letter Agreement, the amount of the 2007 First Half Performance Bonus was decided by a special committee of our board of directors. This committee determined that Nightingale was entitled to $200,000 of the 2007 First Half Performance Bonus, which could have been as high as $480,000 pursuant to the January 2007 Letter Agreement. Nightingale shall not be entitled to any additional payments pursuant to the 2007 First Half Performance Bonus.
2007 Second Half Performance Bonus
     On February 12, 2008, Nightingale was paid a performance related bonus payment of $96,000, in connection with Mr. Hoffmann’s service to us from July 1, 2007 through December 31, 2007 as our President and Chief Executive Officer (2007 Second Half Performance Bonus). The amount of the 2007 Second Half Performance Bonus was decided by our board of directors and was based upon the achievement of certain operational objectives previously established by our board of directors and

Nightingale. Nightingale was eligible to receive up to $200,000 as a 2007 Second Half Performance Bonus.
2008 March-July Performance Bonus
     Nightingale may be entitled to a performance related bonus payment of up to $160,000, which will be paid no later than August 31, 2008, in connection with Mr. Hoffmann’s service to us from March 1, 2008 through July 31, 2008 as our President and Chief Executive Officer (2008 March-July Performance Bonus). The amount, if any, of the 2008 March-July Performance Bonus that Nightingale is to receive will be based on the achievement of certain operational objectives that have been established by our board of directors and Nightingale. We believe that the operational objectives, although not guaranteed, are capable of being achieved if we perform according to our 2008 annual operating plan and if the assumptions in our 2008 annual operating plan are proven correct.
Engagement Completion Bonus
     Nightingale received an engagement completion bonus in the amount of $132,500 because Mr. Hoffmann served as our President and Chief Executive Officer through February 29, 2008 (Engagement Completion Bonus). We paid Nightingale the Engagement Completion Bonus in a lump sum on March 17, 2008. In the March 2008 Letter Agreement, we extended Mr. Hoffmann’s service to us as our President and Chief Executive Officer through August 1, 2008.
Strategic Transaction Bonus
     The September 2007 Letter Agreement and the March 2008 Letter Agreement granted Nightingale the right to receive a bonus if a strategic transaction is completed (Success-Based Bonus). The amount of the Success-Based Bonus is $132,500 and is payable if a strategic transaction is closed and either:
•	Mr. Hoffmann continues to serve as our President and Chief Executive Officer for the 90 day period immediately following the closing of a strategic transaction (Post-Closing Period), or

•	Nightingale’s engagement with us (or any successor to its business), including the retention of Mr. Hoffmann as our (or our successor’s) President and Chief Executive Officer, is terminated upon the closing of a strategic transaction or at any time during the Post-Closing Period.
     For this purpose “strategic transaction” has the same meaning as defined above under the heading “Retention and Strategic Transaction Bonus Agreements.”
     If earned, we will pay the Success-Based Bonus to Nightingale in a lump sum within 10 business days following the closing of a strategic transaction and the earliest to occur of the completion of the Post-Closing Period or the termination of Nightingale’s engagement with us (or any successor to our business), including the retention of Mr. Hoffmann as our President and Chief Executive Officer.
     For purposes of the Success-Based Bonus, Nightingale’s engagement with us, including the retention of Mr. Hoffmann as our President and Chief Executive Officer, shall not be deemed to have been terminated because Mr. Hoffmann ceases to be our President and Chief Executive Officer and becomes the President and Chief Executive Officer of any successor to our business following the completion of a strategic transaction on terms and conditions acceptable to such company and Nightingale.

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
Compensation Committee of the Board of Directors:
Gregory M. Sebasky, Chairman
Brian O’Donoghue
Warren E. Pinckert II
April 29, 2008
The preceding Report of the Compensation Committee shall not be deemed to be incorporated by reference into any filing made by us under the Securities Act or the Exchange Act, notwithstanding any general statement contained in any such filing incorporating this report by reference, except to the extent we incorporate such report by specific reference.

Summary Compensation Table
     The following table sets forth, for the year ended December 31, 2007, summary information concerning compensation of our named executive officers and for our former President, Mr. Lavelle, and our former Chief Operating Officer, Ms. Reino, each of whom would have been one of our three most highly compensated executive officers but for the fact he or she was not employed by us on December 31, 2007 (former named executive officers).

					Non-Equity
				Option	Incentive Plan	All Other
Name and		Salary	Bonus(1)	Awards	Compensation(2)	Compensation(3)	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Howard S. Hoffmann,	2007	—	—	—	—	1,788,440	1,788,440
President and Chief	2006	—	—	—	—	2,029,273	2,029,273
Executive Officer
Kathleen E. Donovan,	2007	375,000	125,000	—	50,625	7,896	558,521
Senior Vice President	2006	375,000	134,375	—	—	5,132	514,507
and Chief Financial Officer
Mark R. Sullivan,	2007	229,250	25,000	—	31,185	7,272	292,707
General Counsel, Chief
Compliance Officer and
Secretary(4)
R. Scott Bennett,	2007	240,000	—	—	32,400	7,047	279,447
Senior Vice President	2006	240,000	54,000	—	—	1,879	295,879
of Sales and Marketing
Mark Ivie,	2007	229,250	—	—	31,185	7,438	267,873
Chief Technology Officer	2006	225,000	45,000	—	—	3,427	273,427
Frank Lavelle,	2007	208,333	—	—	—	991,377	1,199,710
Former President(5)	2006	500,000	125,000	—	—	30,617	655,617
Linda Reino,	2007	129,167	—	—	—	450,318	579,485
Former Chief Operating Officer (4)(5)

(1)	The amount reported in this column for 2007 for Ms. Donovan consists of a portion of Ms. Donovan’s signing bonus earned and paid during 2007 pursuant to her employment agreement ($100,000), and a bonus awarded to Ms. Donovan by our board of directors for her efforts in getting us current in our reporting obligations under the Exchange Act during 2007 ($25,000). The amount reported in this column for 2007 for Mr. Sullivan represents a bonus awarded to Mr. Sullivan by our board of directors for his efforts in getting us current in our reporting obligations under the Exchange Act during 2007.

(2)	The amounts in this column represent payments made pursuant to our 2007 Plan.

(3)	The amounts reported in this column for 2007 represent the following:

			Long Term
	Company	Group Life	Disability
	Matching	Insurance	Insurance		Other
	401(k)	Premium	Premium	Other	Contractual
	Contributions	Cost	Cost	Perquisites	Payments
Name	($)	($)	($)	($)	($)	Total
Howard S. Hoffmann	—	—	—	40,949 (a)	1,747,491 (b)	1,788,440
Kathleen E. Donovan	5,625	739	1,532	—	—	7,896
Mark R. Sullivan	5,625	602	1,045	—	—	7,272
R. Scott Bennett	5,180	739	1,128	—	—	7,047
Mark Ivie	5,625	739	1,074	—	—	7,438
Frank Lavelle	5,208	523	504	—	985,142 (c)	991,377
Linda Reino	—	314	504	—	449,500 (d)	450,318

(a)	This amount consists of reimbursements paid to Nightingale for lodging expenses, mileage, toll and parking expenses, and certain other miscellaneous living expenses incurred by Mr. Hoffmann during his service as our President and Chief Executive Officer in 2007.

(b)	For the year ended December 31, 2007, the amount shown as Other Contractual Payments made to Mr. Hoffmann consist of (i) $1,440,000 to Nightingale, the primary purpose of which was to compensate Nightingale for Mr. Hoffmann’s service as our President and Chief Executive Officer, (ii) $200,000 to Nightingale for the 2007 First Half Performance Bonus paid on November 6, 2007, (iii) $96,000 to Nightingale for the 2007 Second Half Performance Bonus paid on February 12, 2008 and (iv) $11,491 to Nightingale, which represents certain reimbursable business related expenses incurred by Mr. Hoffmann in his capacity as our President and Chief Executive Officer during 2007.

(c)	This amount represents severance payments made or payable Mr. Lavelle in connection with the separation agreement we entered into with Mr. Lavelle on June 28, 2007.

(d)	This amount represents severance payments made or payable to Ms. Reino in connection with the separation agreement we entered into with Mr. Reino on June 28, 2007.

(4)	With respect to Mr. Sullivan and Ms. Reino, information for the fiscal year ended December 31, 2006 is omitted because neither Mr. Sullivan nor Ms. Reino was a named executive officer in our definitive proxy statement that was filed with the SEC in December 2007.

(5)	Mr. Lavelle and Ms. Reino left our employment on May 14, 2007 and the amounts included for each of them represent amounts earned during 2007. Mr. Lavelle’s base salary for 2007 on an annualized basis was $500,000. Ms. Reino’s base salary for 2007 on an annualized basis was $310,000.

Grants of Plan-Based Awards
     The following table sets forth each grant of an award made to each named executive officer and former named executive officer for the year ended December 31, 2007.

				All Other
				Option
				Awards:	Exercise
	Estimated Possible Payouts Under			Number of	Price of	Grant Date
	Non-Equity Incentive Plan Awards(1)			Securities	Option	Fair Value
	Threshold	Target	Maximum	Underlying	Awards	of Option
	($)	($)	($)	Options (#)	($/Sh)	Awards ($)
Howard S. Hoffmann	—	—	—	—	—	—
Kathleen E. Donovan	50,625	168,750	253,125	80,000	11.20	562,400
Mark Sullivan	31,185	103,163	154,745	—	—	—
R. Scott Bennett	32,400	108,000	162,000	60,000	11.20	421,800
Mark Ivie	31,185	103,163	154,745	60,000	11.20	421,800
Frank Lavelle	—	—	—	—	—	—
Linda Reino	—	—	—	—	—	—

(1)	Includes the 2007 threshold, target and maximum payouts designated under the 2007 Plan discussed above in the “Compensation Discussion and Analysis” section. For actual payouts under the 2007 Plan, see the 2007 entries in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation.”
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
     Other than Mr. Hoffmann, we have written employment agreements with each of our named executive officers that provide for the payment of base salary and for each named executive officer’s participation in our bonus programs and employee benefit plans. Additionally, pursuant to the terms of their respective employment agreements, Ms. Donovan and Messrs. Bennett and Ivie received the Special Option Award described above in the “Compensation Discussion and Analysis” on October 4, 2007, which was the date we became current in our reporting obligations under the Exchange Act.
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

Outstanding Equity Awards at Fiscal Year-End
          The following table sets forth all outstanding equity awards held by each of our named executive officers and former named executive officers as of December 31, 2007.

	Number of Securities Underlying
	Unexercised Options (#)			Option Exercise	Option
Name	Exercisable	Unexercisable		Price ($)	Expiration Date
Howard S. Hoffmann	—	—		—	—

Kathleen E. Donovan	—	80,000	(1)	11.20	October 4, 2017

Mark R. Sullivan	2,000	500	(2)	16.21	March 17, 2013

R. Scott Bennett	—	60,000	(1)	11.20	October 4, 2017

Mark Ivie	—	60,000	(1)	11.20	October 4, 2017

Frank Lavelle	—	—		—	—

Linda Reino	—	—		—	—

(1)	Options vest in five equal installments on October 4, 2008, 2009, 2010, 2011 and 2012.

(2)	Options vested on March 13, 2008.
Option Exercises and Stock Vested During Last Fiscal Year
     There were no option exercises by any of our named executive officers or former named executive officers during the year ended December 31, 2007.
Pension Benefits
     None of our named executive officers or former named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.
Nonqualified Deferred Compensation
          Prior to June 2004, participants in our Deferred Compensation Plan could defer up to 15% of their base salary and up to 90% of any bonus compensation into an account in which the proceeds would be available to the participant after termination of employment or prior to termination of employment after the participant reaches the age of 65. Upon enrollment, the participant could elect the method and timing of distributions in the participant’s enrollment agreement. All deferred amounts increase or decrease based on hypothetical investment results of the participant’s selected investment alternatives. Our board of directors indefinitely suspended the Deferred Compensation Plan in June 2004.

Mr. Sullivan is our only named executive officer or former named executive officer who participated in the Deferred Compensation Plan while it was active.
          Mr. Sullivan is the only one of our current named executive officers or former named executive officers who has an account balance in our Deferred Compensation Plan. Information related to Mr. Sullivan’s deferred compensation account balances is provided below. None of the amounts shown in the table below appear in the Summary Compensation Table for Mr. Sullivan.

				Aggregate	Aggregate
	Executive	Our	Aggregate	Withdrawals/	Balance at
	Contributions	Contributions	Earnings in 2007	Distributions in	December 31,
Name	in 2007 ($)	in 2007 ($)	($)	2007 ($)	2007 ($)
Mark R. Sullivan	—	—	91	—	2,183
Potential Payments Upon Termination or Change-In-Control
     The following is a discussion of payments and benefits that would be due to each of our named executive officers, other than Mr. Hoffmann, upon the termination of his or her employment with us. The amounts in the table below assume that each termination was effective as of December 31, 2007 and are merely illustrative of the impact of a hypothetical termination of each executive’s employment. The amounts to be payable upon an actual termination of employment can only be determined at the time of such termination based on the facts and circumstances then prevailing. Payments to be made to Nightingale upon the termination of our agreement with Nightingale, upon the termination of Mr. Hoffmann’s services to us or in the event we experience a change in control are described above under the heading “Compensation Discussion and Analysis; Compensation of our President and Chief Executive Officer.”
     The actual payments made, or to be made, to our former President and our former Chief Operating Officer as a result of their respective resignations, effective May 14, 2007, are described below under the caption “Separation Agreements with Former Executive Officers.”
Severance Payments
     Under the terms of their respective employment agreements, Ms. Donovan and Messrs. Bennett and Ivie will be entitled to the following severance payments in the event he or she is terminated “without cause” (as defined below): (1) continuation of the named executive officer’s then current base salary for a period of 12 months and (2) a payment equal to the average of the last three annual bonuses received by the named executive officer under our annual Management Incentive Plan (provided that, in the event the named executive officer has not been employed by us for at least three full years at the time of termination of employment, then the average of the last two years will apply). Under the terms of his employment agreement, Mr. Sullivan will be entitled to the continuation of his then current base salary for a period of 12 months in the event he is terminated “without cause” or if he tenders his written resignation within 30 days following a substantial and material diminution of his duties or a reduction in his base salary in excess of 10%, which diminution or reduction is not cured by us within 10 days of receiving his written resignation.
     In order to receive the severance payments described above, each such named executive officer is required to execute and deliver a general release of claims against us.
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
Applicable Restrictive Covenants
     Each of Ms. Donovan and Mr. Ivie are bound by certain non-competition and non-solicitation covenants which extend for a period of two years following termination of employment for any reason. Messrs. Bennett and Sullivan are bound by substantially similar covenants for a period of 12 months following termination of employment for any reason.
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
Retention Bonus Agreements
     As described above under the heading “Severance and Retention Agreements,” Ms. Donovan and Messrs. Bennett, Ivie and Sullivan each received his or her Service-Based Payment on March 14, 2008 and remain entitled to receive his or her Success-Based Payment. These amounts are reflected in the table below under the column heading “Payments Under the Retention Bonus Agreement.”
     Assuming a termination “without cause” occurred on December 31, 2007, the payments to each of Ms. Donovan and Messrs. Bennett, Ivie and Sullivan had an estimated value of:

					Accelerated
			Payments Under the Retention		Vesting of
	Salary		Bonus Agreement(2)		Special
	Continuation	Severance	Service	Success	Option
Name	($)	Bonus(1) ($)	Portion ($)	Portion ($)	Awards(3) ($)	Total ($)
Kathleen E. Donovan	375,000	25,312	126,563	126,563	—	653,438
Mark R. Sullivan	231,000	—	77,963	77,963	—	386,926
R. Scott Bennett	240,000	16,200	81,000	81,000	—	418,200
Mark Ivie	231,000	15,593	77,963	77,963	—	402,519

(1)	Calculated as an average of prior years’ bonuses received for Ms. Donovan and Messrs. Bennett and Ivie. Mr. Sullivan is not entitled to any severance payments related to his bonus.

(2)	For purposes of the table above, we have assumed that each officer had stayed the requisite amount of time to receive his or her Service-Based Payment and that a strategic transaction occurred and the named executive officer experienced an involuntary termination without cause on December 31, 2007, which caused the Success-Based Payment to become payable. Each of the named executive officers received his or her Service-Based Payment on March 14, 2008.

(3)	For purposes of the table above, we have assumed that a strategic transaction occurred and the named executive officer experienced an involuntary termination without cause on December 31, 2007. Pursuant to the terms of the Special Option Award, the accelerated options will not be exercisable until six months following the date that they become fully vested, or June 30, 2008, if the options became fully vested on December 31, 2007. Because we do not know yet the closing price per share of our common stock on June 30, 2008, we have determined the amount to be due to each named executive officer using the closing price of our common stock on a recent practicable date, April 15, 2008 ($8.02). Because the closing price per share of our common stock on April 15, 2008 ($8.02) was less than the exercise price per share of the Special Option Awards ($11.20), the intrinsic value of the Special Option Award was zero as of the first day the Special Option Award would be exercisable. Mr. Sullivan does not receive a Special Option Award, nor is he entitled to any acceleration of the vesting of any of our stock options that he holds.
Separation Agreements with Former Executive Officers
Frank Lavelle
     We entered into a formal Separation and Release Agreement with Mr. Lavelle, our former President, on June 28, 2007 (Lavelle Separation Agreement). Pursuant to the terms of the Lavelle Separation Agreement, Mr. Lavelle is entitled to receive the following:
•	monthly payments for a period of 18 months following the termination date in an amount equal to the quotient obtained by dividing (x) the sum of (A) 1.5 times the base salary paid in the 12-month period preceding the termination date and (B) the total cash bonus paid in the 12-month period preceding the termination date, by (y) 18;

•	reimbursement for costs incurred in obtaining outplacement services, at a cost not to exceed $100,000; and

•	continued medical coverage following the date of termination until the earlier to occur of (i) the expiration of 18 months and (ii) the date on which Mr. Lavelle is eligible for coverage under a plan maintained by a new employer or a plan maintained by his spouse’s employer.
     The following table summarizes the payments Mr. Lavelle is entitled to receive pursuant to the terms of the Lavelle Separation Agreement.

	Payment
	Amount ($)
Severance Payment	875,000
Outplacement Services	100,000	(1)
Medical (including dental and vision)	10,142	(2)

(1)	Represents the maximum amount that we are obligated to reimburse Mr. Lavelle for expenses incurred in obtaining outplacement services.

(2)	This amount represents our portion of the premium payments for 18 months of medical coverage (includes dental and vision).
     In addition, the Lavelle Separation Agreement provides that Mr. Lavelle will be bound by the non-competition and non-solicitation covenants set forth in his employment agreement for a period of 18 months following his termination of employment. The Lavelle Separation Agreement also provides that Mr. Lavelle releases us from claims arising or occurring on or prior to the date of the Lavelle Separation Agreement.
Linda Reino
     We entered into a formal Separation and Release Agreement with Ms. Reino, our former Chief Operating Officer, on June 28, 2007 (Reino Separation Agreement). Pursuant to the terms of the Reino Separation Agreement, Ms. Reino is entitled to receive the following:
•	continuation of Ms. Reino’s base salary as of the time of her termination for a period of 12 months; and

•	a payment equal to her 2007 target bonus.
     The following table summarizes the payments Ms. Reino is entitled to receive pursuant to the terms of the Reino Separation Agreement.

Payment
Amount ($)
Severance Payment	310,000
Severance Bonus	139,500
          In addition, the Reino Separation Agreement provides that Ms. Reino will be bound by the non-competition and non-solicitation covenants set forth in her employment agreement for a period of 18 months following her termination of employment. The Reino Separation Agreement also provides that Ms. Reino releases us from claims arising or occurring on or prior to the date of the Reino Separation Agreement.
Compensation Committee Interlocks and Insider Participation
          The current members of the Compensation Committee are Brian O’Donoghue, Warren E. Pinckert, II and Gregory Sebasky. None of these individuals has ever been an officer or employee of ours. In addition, none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or the Compensation Committee of our board of directors.
Compensation of Directors
     Philips Directors do not receive any compensation for their service on our board of directors. Independent Directors are entitled to compensation for their service on our board of directors. All directors are reimbursed for all reasonable expenses incurred by them in connection with their service on our board of directors. Commencing on February 15, 2008, our Independent Directors receive the following annual compensation:

Annual Board Retainer	$90,000 to be paid in equal installments of:
• a non-refundable payment of $45,000 payable on February 15th of each year (for service period of February 15th to August 14th)
• a non-refundable payment of $45,000 payable on August 15th of each year (for service period of August 15th to February 14th)

Board Meeting Fees	$2,000 for meetings attended in person
$1,000 for meetings attended by phone

Committee Chair Retainers	Audit Committee — $15,000
Compensation Committee — $7,500
Nominating Committee — $5,000
Supervisory Committee — no retainer for chair

Committee Meeting Fees	$1,000 for meetings attended in person
(All Committees)	$500 for meetings attended by phone
     Our current independent directors who served on our board of directors during 2007, Messrs. O’Donoghue and Schwarz, did not receive any compensation for their service to us in 2007 and between January 1, 2008 and February 14, 2008.
     Our board of directors granted deferred stock awards for 2007 to our former Independent Directors, N. John Simmons, Jr., Richard H. Stowe and John H. Underwood, on October 4, 2007, the day we became current in our periodic reporting obligations with the SEC. The grant was made at a price of $11.20 per share, the closing price of our common stock as reported by the Pink Sheets on October 4, 2007.
     The cash component of Messrs. Simmons’, Stowe’s and Underwood’s compensation was paid during the year in which it was earned. For their service in 2007 from January 1, 2007 through their resignation from our board of directors on November 9, 2007, each of our former Independent Directors received a prorated portion of the following applicable portions of the cash component of their annual compensation: $25,000 in cash to cover all meetings, with committee chairs receiving an additional $2,000 in cash and the chair of the Audit Committee receiving an additional $5,000 in cash. In addition, each of our former Independent Directors received a $15,000 retainer for their service from September 18, 2007 to November 9, 2007 on an ad hoc independent committee formed by our board of directors. The following table sets forth the compensation of our former Independent Directors for their service on our board of directors during the year ended December 31, 2007:

	Fees Earned	Deferred Stock
	or Paid in	Awards(1)
Name	Cash ($)	($)	Total ($)
N. John Simmons, Jr.	41,438	50,000	91,438
Richard H. Stowe	38,438	50,000	88,438
John H. Underwood	38,438	50,000	88,438

(1)	The amounts listed in this column represent the fair market value, as of October 4, 2007, of the shares of our stock each former Independent Director received upon their resignation as part of their deferred stock award for 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Stock Ownership of our Directors, Nominees, Executive Officers, and 5% Beneficial Owners
          The following table shows information known to us about beneficial ownership of our common stock by:
•	Each person we know to be the beneficial owner of at least five percent of our common stock;

•	Each current director;

•	Each person named in our Summary Compensation Table; and

•	All current directors and executive officers as a group.
     The percentages of shares outstanding provided in the table below are based on 37,543,893 shares of common stock outstanding as of April 15, 2008. Beneficial ownership is determined in accordance with SEC rules and regulations and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table below has sole voting and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options that are exercisable within 60 days of April 15, 2008 are included in the table below and are considered to be outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of our directors and executive officers is c/o MedQuist Inc., 1000 Bishops Gate Blvd., Suite 300, Mount Laurel, New Jersey, 08054.

	Number of Shares
	of Common Stock		Percent of
	Beneficially		Shares
Name of Beneficial Owner	Owned		Outstanding
Koninklijke Philips Electronics N.V.	26,085,086	(1)	69.5%
Rembrandt Tower
Amstelplein 1
1096 HA Amsterdam, the Netherlands
Newcastle Partners, L.P.	2,662,474	(2)	7.1%
200 Crescent Court,
Suite 1400
Dallas, Texas 75201
Costa Brava Partnership III L.P.	1,938,821	(3)	5.2%
420 Boyleston Street
Boston, Massachusetts 02116

Directors, Named Executive Officers and Former Named Executive Officers
Brian O’Donoghue	554,651	(4)	1.5%
Warren E. Pinckert, II	—		—
Clement Revetti, Jr.	26,085,086	(1)	69.5%
Stephen H. Rusckowski	26,085,086	(1)	69.5%
Mark E. Schwarz	2,662,474	(2)	5.2%
Gregory M. Sebasky	26,085,086	(1)	69.5%
Scott M. Weisenhoff	26,085,086	(1)	69.5%
Howard S. Hoffmann	—		—

	Number of Shares
	of Common Stock	Percent of
	Beneficially	Shares
Name of Beneficial Owner	Owned	Outstanding
Kathleen E. Donovan	—	—
R. Scott Bennett	—	—
Mark Ivie	—	—
Mark R. Sullivan	2,576 (5)	*
Frank Lavelle	— (6)	—
Linda Reino	— (7)	—
All directors and executive officers as a group (14 persons)(5)(8)	29,331,987	78.1%

*	Less than one percent.

(1)	According to a Schedule 13D/A filed with the SEC on November 13, 2007, each Philips Director has disclaimed beneficial ownership of such shares.

(2)	According to a Schedule 13D/A filed with the SEC on January 9, 2008: (i) Newcastle Partners, L.P. (NP) is a Texas limited partnership, the principal business of which is investing in securities; (ii) Newcastle Capital Management, L.P. (NCM) is a Texas limited partnership, the principal business of which is acting as the general partner of NP; (iii) Newcastle Capital Group, L.L.C. (NCG) is a Texas limited liability company, the principal business of which is acting as the general partner of NCM; (iv) Mark E. Schwarz (Schwarz) is an individual whose principal business is serving as the managing member of NCG and (v) by reason of such relationships, Schwartz, NCG and NCM may be deemed, pursuant to Rule 13d-3 of the Exchange Act, to be the beneficial owners of all shares of common stock held by NP.

(3)	According to a Schedule 13D/A filed with the SEC on January 24, 2008: (i) Costa Brava Partnership III L.P. (Costa Brava) is a Delaware limited partnership, the principal business of which is investing in securities; (ii) Roark, Rearden & Hamot, LLC (RRH) is a Delaware limited liability company, the principal business of which is acting as the general partner of Costa Brava; (iii) Seth W. Hamot is an individual whose principal business is serving as the President of RRH; (iv) Andrew R. Siegel is an individual whose principal business is serving as a Senior Vice President of RRH and (v) by reason of such relationships, RRH, Mr. Hamot and Mr. Siegel may be deemed, pursuant to Rule 13d-3 of the Exchange Act, to be the beneficial owners of all shares of common stock held by Costa Brava.

(4)	According to information we received from Mr. O’Donoghue, the shares are held by Arklow Master Fund, Ltd. (Master Fund), a pooled investment vehicle, the principal business of which is investing in securities. Arklow Capital, LLC (Arklow Capital), of which Mr. O’Donoghue is a founder and managing member, is the investment manager of Master Fund and by reason of such relationships, Arklow Capital and Mr. O’Donoghue may be deemed, pursuant to Rule 13d-3 of the Exchange Act, to be the beneficial owner of all shares of common stock held by the Master Fund.

(5)	Includes options to purchase 2,500 shares of our common stock held by Mr. Sullivan respectively, that may be exercised within 60 days of April 15, 2008.

(6)	According to a Form 3 filed with the SEC on March 18, 2005. This is the most current information we have for this individual.

(7)	According to a Form 3 filed with the SEC on October 3, 2006. This is the most current information we have for this individual.

(8)	Includes our current directors (Messrs. O’Donoghue, Pinckert, Revetti, Rusckowski, Schwarz, Sebasky and Weisenhoff) and our current executive officers (Ms. Donovan and Messrs. Hoffmann, Ivie, Bennett, Clark, Brennan and Sullivan). Includes options to purchase 27,200 shares of our common stock held by Mr. Clark that may be exercised within 60 days of April 15, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth, as of December 31, 2007, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

(C)
	(A)		Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	(B)	under Equity
	Exercise of	Weighted Average	Compensation Plans
	Outstanding	Exercise Price of	(excluding securities
	Options, Warrants	Outstanding Options,	reflected
Plan Category	and Rights	Warrants and Rights	in column (A))
Plans Approved by Shareholders	2,358,884	$31.08	1,718,884	(1)
Plans Not Approved by Shareholders	—	—	—

Total	2,358,884	$31.08	1,718,884

(1)	This amount includes 962,300 shares of our common stock available for future issuance pursuant to stock options available for grant under our 2002 Equity Incentive Plan, 606,584 shares of our common stock available for issuance pursuant to our Employee Stock Purchase Plan and 150,000 shares of our common stock available for issuance to independent directors for service on our board of directors.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Related-Party Transactions
Majority Shareholder
     On July 6, 2000, Philips completed a tender offer in which Philips acquired approximately 60% of our outstanding common stock. Subsequent to the completion of that tender offer, Philips increased its ownership position and currently owns approximately 69.5% of our outstanding common stock. As noted above, as a result of Philips’ ownership position, we would be considered to be a “controlled company” if we were listed on a stock exchange, such as NASDAQ.
Governance Agreement
     We are party to a Governance Agreement with Philips. The terms of the Governance Agreement are discussed above under Item 10, below the heading “Governance of the Company.” Such discussion is incorporated herein by reference.
Nightingale
     On July 30, 2004, our board of directors appointed Howard S. Hoffmann to serve as our Chief Executive Officer. On June 14, 2007, our board of directors appointed Mr. Hoffmann as our President. In connection with his appointment, we entered into a letter agreement with Nightingale, dated as of July

29, 2004 and amended as of December 16, 2004, September 25, 2006, January 8, 2007, September 19, 2007 and March 14, 2008, pursuant to which Nightingale assigns the services of Mr. Hoffmann to us to serve as our President and Chief Executive Officer. Mr. Hoffmann is the Managing Partner of Nightingale. Mr. Hoffmann will serve as our President and Chief Executive Officer through August 1, 2008 pursuant to the terms of the agreement. Amounts paid to Nightingale in connection with Mr. Hoffmann’s service as our President and Chief Executive Officer are described above under Item 11, below the heading “Compensation Discussion and Analysis; Compensation of our President and Chief Executive Officer.” Our letter agreement with Nightingale also permits Mr. Hoffmann to utilize personnel employed by Nightingale to provide consulting services to us from time to time. Pursuant to this arrangement, we incurred $2,994,000 in costs to Nightingale for the year ended December 31, 2007, of which (i) $1,788,440 represents payments to Nightingale for Mr. Hoffmann’s service as our President and Chief Executive Officer, including bonuses earned and certain business related expenses incurred by Mr. Hoffmann in his capacity as our President and Chief Executive Officer and (ii) $1,205,560 represents payments to personnel employed by Nightingale in addition to Mr. Hoffmann to provide consulting services to us, as well as certain business related expenses incurred by such personnel.
Indemnification Agreements
     On August 23, 2007, we entered into indemnification agreements with Ms. Donovan and Messrs. Hoffmann, Brennan, Sullivan, Ivie, Clark and Bennett (Officer Indemnification Agreements). Each indemnification agreement provides, among other things, that to the extent permitted by New Jersey law, we will indemnify the executive officer against all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in conjunction with any suit in which he or she is a party or otherwise involved as a result of his or her service as an executive officer.
     On December 7, 2007, December 11, 2007 and February 21, 2008, we entered into indemnification agreements with Messrs. O’Donoghue, Schwarz and Pinckert, respectively. Each indemnification agreement is substantially similar to the Officer Indemnification Agreements and provides, among other things, that to the extent permitted by New Jersey law, we will indemnify each of Messrs. O’Donoghue, Schwarz and Pinckert against all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with any suit in which he is a party or otherwise involved as a result of his service as a member of our board of directors.
Licensing Agreement
     In connection with Philips’ tender offer, we entered into a Licensing Agreement with Philips Speech Recognition Systems GmbH f/k/a Philips Austria GmbH, Philips Speech Processing, a Republic of Austria corporation (PSP) on May 22, 2000 (Licensing Agreement). The Licensing Agreement was subsequently amended by the parties as of January 1, 2002, February 23, 2003, August 10, 2003, September 1, 2004, December 30, 2005 and February 13, 2007.
     Under the Licensing Agreement, we license from PSP its SpeechMagic speech recognition and processing software, including any updated versions of the software developed by PSP during the term of the License Agreement (Licensed Product), for use by us anywhere in the world. We pay a fee for use of the Licensed Product based upon a per line fee for each transcribed line of text processed and edited through the Licensed Product. Upon the expiration of its initial term on June 28, 2005, the Licensing Agreement was renewed for an additional five year term. PSP may terminate the Licensing Agreement for cause immediately in the event that we:
•	default in any payment due to PSP and the default continues for a period of 30 business days after written notice to us;

•	fail to perform any material obligation, duty or responsibility or are in default with any material term or condition of the Licensing Agreement and the default continues for a period of 30 business days after written notice to us; or

•	become insolvent or file for bankruptcy.
     We may terminate the Licensing Agreement for cause immediately in the event that PSP:
•	fails to perform any material obligation, duty or responsibility or is in default with any material term or condition of the Licensing Agreement and the default continues for a period of 30 business days after written notice to PSP; or

•	becomes insolvent or files for bankruptcy.
     Either PSP or we may terminate the Licensing Agreement for any reason upon at least two years prior written notice to the other party.
     We may purchase, license or use a product competing with the Licensed Product during the term of the Licensing Agreement provided we give PSP at least three months’ prior written notice and the opportunity to submit to us a commercially and technologically competitive offer. We, however, have no obligation to accept such an offer. PSP is not prohibited from granting a license for the Licensed Product or any similar products to any of our competitors that provide outsourced medical transcription services in North America.
     In connection with the Licensing Agreement, we have a consulting arrangement with PSP whereby PSP assists us with the integration of its speech and transcription technologies. We incurred $2,479,000 in aggregate costs for the year ended December 31, 2007 under the Licensing Agreement and this consulting arrangement.
OEM Supply Agreement
     On September 21, 2007, we entered into an Amended and Restated OEM Supply Agreement with PSP (OEM Agreement). The OEM Agreement amends and restates the OEM Supply Agreement we had entered into with PSP dated September 23, 2004.
     Pursuant to the OEM Agreement, we purchased a co-ownership interest in all right and interest in and to SpeechQ for Radiology together with its components, including object and source code for the SpeechQ for Radiology application and the SpeechQ for Radiology integration SDK (collectively, the Product), but excluding the Licensed Product which continues to be licensed under the Licensing Agreement described above. Additionally, the OEM Agreement provides us with the exclusive right in the United States, Canada and certain islands of the Caribbean (Exclusive Territory) to sell, service and deliver the Product. In addition, PSP will not for the term of the OEM Agreement release a front-end multi-user reporting solution (including one similar to the Product) in the medical market in the Exclusive Territory nor will it directly authorize or assist any of its affiliates to do so either; provided that the restriction does not prevent PSP’s affiliates from integrating SpeechMagic within their general medical application products. The OEM Agreement further provides that we shall make payments to PSP for PSP’s development of an interim version of the software included in the Product (the Interim Version). Except for the Interim Version which we and PSP will co-own, the OEM Agreement provides that any improvements, developments or other enhancements either we or PSP makes to the Product (collectively, Improvements) shall be owned exclusively by the party that developed such Improvement. Each party has the right to seek patent or other protection of the Improvements it owns independent of the other party.

     The term of the OEM Agreement extends through June 30, 2010 and will automatically renew for an additional three year term provided that we are in material compliance with the OEM Agreement as of such date. If PSP decides to discontinue all business relating to the Product in the Exclusive Territory on or after June 30, 2010, PSP can effect such discontinuation by terminating the OEM Agreement by providing us with six months’ prior written notice of such discontinuation, provided the earliest such notice can be delivered is June 30, 2010. Either party may terminate the OEM Agreement for cause immediately in the event that a material breach by the other party remains uncured for more than 30 days following delivery of written notice or in the event that the other party becomes insolvent or files for bankruptcy.
     We incurred $2,252,000 in aggregate costs for the year ended December 31, 2007 under the OEM Agreement and its predecessor, the OEM Supply Agreement.
Equipment Sales
     We purchase dictation related equipment from Philips. We incurred $854,000 in aggregate costs for the year ended December 31, 2007 for dictation related equipment purchased from Philips.
Insurance Coverage through Philips
     We obtain all of our business insurance coverage (other than workers’ compensation) through Philips. We incurred $1,794,000 in aggregate costs for the year ended December 31, 2007 for business insurance coverage.
Purchasing Agreements
     We enter into annual letter agreements with Philips Electronics North America Corporation (PENAC), an affiliate of Philips, to purchase products and services from certain suppliers under the terms of the prevailing agreements between such suppliers and PENAC (Philips Supply Agreements). We incurred $40,000 in service fees for the use of Philips Supply Agreements for the year ended December 31, 2007.
Purchases of Products and Implementation Services
     From time to time Philips purchases certain products and implementation services from us. There were no such transactions during 2007.
Our Policies Regarding Related Party Transactions
Transactions with Philips
     Philips beneficially owns approximately 69.5% of our outstanding common stock. Philips has the ability to cause the election of a majority of the members of our board of directors. As a protection against us from entering into transactions with Philips or any of its subsidiaries that are not arms length, our board of directors maintains a Supervisory Committee composed of all Independent Directors. The Supervisory Committee is responsible for the general oversight, administration, amendment and enforcement, on our behalf, of all agreements or arrangements between us and Philips or any of its subsidiaries.

     We believe that the Supervisory Committee’s review of any proposed transaction with Philips ensures that in all cases where Philips or a subsidiary of Philips is a party to a transaction with us we are in no lesser position than if the transaction were entered into at arms length with an unaffiliated third party.
     All transactions with Philips or any of its subsidiaries disclosed in this section were reviewed and approved by the Supervisory Committee.
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
     The Retention Bonus Agreements we entered into with each of Ms. Donovan and Messrs. Bennett, Ivie and Sullivan, the September 19, 2007 and March 14, 2008 amendments of our letter agreement with Nightingale dated July 29, 2004 and the indemnification agreements we entered into with Messrs. O’Donoghue, Schwarz and Pinckert on December 7, 2007, December 11, 2007 and February 21, 2008, respectively, have been approved pursuant to the policy set forth above. Since the adoption of the policy set forth above there have been no transactions that would be subject to the policy that have not been approved pursuant to the policy.
Independence of Directors
          For information regarding the independence of our directors, please see the discussion under Item 10, below the heading “Independence of Directors,” which discussion is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
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
          All services provided by KPMG LLP, our independent registered accounting firm, for the years ended December 31, 2007 and 2006 were preapproved by the Audit Committee.
Fees Paid to the Principal Accountant — 2007 and 2006
          The following table sets forth the aggregate fees billed to us for the years ended December 31, 2007 and 2006 by KPMG LLP (dollars in thousands):

Fees	2007	2006
Audit Fees(1)	6,617	5,977
Audit-Related Fees	—	—
Tax Fees(2)	277	254
All Other Fees(3)	—	198

Total Fees	6,894	6,429

(1)	Audit Fees — represents aggregate fees paid or accrued for the audit of our internal control over financial reporting as required by Section 404, the audit of management’s assessment of our internal control over financial reporting (2006 only), the audit of our annual financial statements and review of our interim financial statements, and fees for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Tax Fees — represents fees for all professional services rendered by our independent registered public accounting firm’s tax professionals, except those related to the audit of our financial statements, including tax compliance, tax advice and tax planning.

(3)	All Other Fees — represents fees for professional services rendered in connection with a potential acquisition.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Documents filed as part of this report:
     (3) Exhibits. See (b) below.
(b) Exhibits:

3.1(1)	Certificate of Incorporation of MedQuist Inc. (as amended)

3.2(1)	By-Laws of MedQuist Inc. (as amended)

4.1(1)	Specimen Stock Certificate

10.1*(1)	The MRC Group, Inc. Amended and Restated 1992 Stock Option Plan

10.2*(1)	1992 Stock Option Plan of MedQuist Inc., as amended

10.3*(1)	Nonstatutory Stock Option Plan for Non-Employee Directors of MedQuist Inc.

10.4*(1)	MedQuist Inc. 2002 Stock Option Plan

10.5*(1)	Form of Award Agreement under the MedQuist Inc. 2002 Stock Option Plan

10.6*(1)	1996 Employee Stock Purchase Plan

10.7*(1)	MedQuist Inc. Executive Deferred Compensation Plan

10.8*(1)	Separation Agreement and General Release dated June 28, 2007 by and between MedQuist Inc. and Frank Lavelle

10.9*(1)	Separation Agreement and General Release dated June 28, 2007 by and between MedQuist Inc. and Linda Reino

10.10*(1)	Relocation Letter Agreement, dated as of April 26, 2006, between MedQuist Inc. and Adele T. Barbato

10.11*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Michael Clark

10.12*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Mark Sullivan

10.13*(1)	Employment Agreement, dated as of May 27, 2005, between MedQuist Inc. and Mark Ivie

10.14*(1)	Employment Agreement, dated as of June 2, 2005, between MedQuist Inc. and Kathleen Donovan

10.15*(1)	Employment Agreement, dated as of October 26, 2005, between MedQuist Inc. and R. Scott Bennett

10.16*(1)	Employment Agreement, dated as of August 10, 2006, between MedQuist Inc. and Linda Reino

10.17*(1)	Letter Agreement, dated as of November 10, 2006, by and between MedQuist Inc. and James Brennan

10.18*(4)	Retention and Strategic Transaction Bonus Agreements, dated September 20, 2007, with each of Kathleen Donovan, Mark Ivie and Scott Bennett

10.19*(4)	Retention and Strategic Transaction Bonus Agreements, dated September 20, 2007, with each of Mark Sullivan and Michael Clark

10.20*(1)	Engagement Letter, dated as of July 30, 2004, between MedQuist Inc. and Nightingale & Associates, LLC

10.20.1*(1)	Amendment to Engagement Letter, dated as of January 7, 2005, between MedQuist Inc. and Nightingale & Associates, LLC

10.20.2*(1)	Amendment to Engagement Letter, dated as of September 25, 2006 between MedQuist Inc. and Nightingale & Associates, LLC

10.20.3*(1)	Amendment to Engagement Letter, dated as of January 8, 2007, between MedQuist Inc. and Nightingale & Associates, LLC

10.20.4*(4)	Letter Agreement by and between MedQuist Inc. and Nightingale & Associates, LLC dated September 19, 2007

10.20.5*(10)	Letter Agreement by and between MedQuist Inc. and Nightingale & Associates, LLC dated March 14, 2008

10.21(1)	Governance Agreement, dated as of May 22, 2000, between MedQuist Inc. and Koninklijke Philips Electronics N.V.

10.21.1(5)	Amendment to the Governance Agreement by and between MedQuist Inc. and Koninklijke Philips Electronics N.V. dated November 8, 2007

10.21.2(9)	Amendment to the Governance Agreement by and between MedQuist Inc. and Koninklijke Philips Electronics N.V. dated March 12, 2008

10.22(1)	Licensing Agreement, dated as of May 22, 2000, between MedQuist Inc. and Philips Speech Processing GmbH

10.22.1(1)	Amendment No. 1 to Licensing Agreement, dated as of January 1, 2002, between MedQuist Inc. and Philips Speech Processing GmbH

10.22.2#(1)	Amendment No. 2 to Licensing Agreement, dated as of December 10, 2002, between MedQuist Inc. and Philips Speech Processing GmbH

10.22.3#(1)	Amendment No. 3 to Licensing Agreement, dated as of August 10, 2003, between MedQuist Inc. and Philips Speech Processing GmbH

10.22.4#(1)	Amendment No. 4 to Licensing Agreement, dated as of September 1, 2004, between MedQuist Inc. and Philips Speech Processing GmbH

10.22.5#(1)	Amendment No. 5 to Licensing Agreement, dated as of December 30, 2005, between MedQuist Transcriptions, Ltd. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH

10.22.6#(1)	Amendment No. 6 to Licensing Agreement, dated as of February 13, 2007, between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH

10.23#(1)	Amended and Restated OEM Supply Agreement dated September 21, 2007, between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH

10.24(1)	Norcross, Georgia Office Lease Agreement dated as of September 6, 2002

10.25(1)	Mt. Laurel, New Jersey Office Lease Agreement dated as of June 17, 2003

10.26(1)	First Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of August 26, 2003

10.27(1)	Second Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003

10.28(1)	Third Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003

10.29(1)	Confirmation of Lease Term regarding Mt. Laurel, New Jersey Office Lease dated as of August 10, 2006

10.30(1)	Marietta, Georgia Office Lease Agreement dated as of September 6, 2002

10.31(1)	First Amendment to Marietta, Georgia Office Lease Agreement dated March 24, 2006

10.31.1(1)	Memorandum of Understanding dated March 23, 2007 by and among (i) MedQuist, Inc., Brian J. Kearns, David A. Cohen, John A. Donohoe, Ethan Cohen, John W. Quaintance, and Ronald F. Scarpone, and (ii) Greater Pennsylvania Carpenters Pension Fund

10.31.2(2)	Stipulation of Settlement dated March 23, 2007 by and among (i) MedQuist, Inc., Brian J. Kearns, David A. Cohen, John A. Donohoe, Ethan Cohen, John W. Quaintance, and Ronald F. Scarpone, and (ii) Greater Pennsylvania Carpenters Pension Fund

10.32*(1)	MedQuist Inc. Board of Directors Deferred Compensation Plan

10.33*(1)	Indemnification Agreement, dated as of July 15, 2005, between MedQuist Inc. and John Simmons

10.34*(1)	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and John H. Underwood

10.35*(1)	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and Richard H. Stowe

10.36*(3)	Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers

10.37*(7)	Indemnification Agreement, dated as of December 11, 2007 between MedQuist Inc. and Mark Schwarz

10.38*(7)	Indemnification Agreement, dated as of December 7, 2007 between MedQuist Inc. and Brian O’Donoghue

10.39*(8)	Indemnification Agreement, dated as of February 21, 2008 between MedQuist Inc. and Warren Pinckert

10.40(9)	Settlement Term Sheet dated March 10, 2008 by and among (i) MedQuist Inc. and (ii) Partners Healthcare System, Northbay Healthcare Group, Hospital Corporation of America, St. Lukes Regional Medical Center, Palisades Medical Center, Mt. Sinai Medical Center, Ascension Health Ministry, Bayonne Medical Center, Bon Secours Health System, Inc., South Broward Memorial

Hospital District and University of Colorado, and all related or associated facilities

21(1)	Subsidiaries of MedQuist Inc.

23(10)	Consent of KPMG LLP

24(10)	Power of Attorney

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on July 5, 2007

(2)	Incorporated by reference to our Current Report on Form 8-K/A filed on August 24, 2007

(3)	Incorporated by reference to our Current Report on Form 8-K filed on August 28, 2007

(4)	Incorporated by reference to our Current Report on Form 8-K filed on September 25, 2007

(5)	Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2007

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 11, 2007

(7)	Incorporated by reference to our Current Report on Form 8-K filed on December 11, 2007

(8)	Incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008

(9)	Incorporated by reference to our Current Report on Form 8-K filed on March 14, 2008

(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedQuist Inc.
By:	/s/ Howard S. Hoffmann
Howard S. Hoffmann
President and Chief Executive Officer Date: April 29, 2008

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Capacity	Date
/s/ Howard S. Hoffmann Howard S. Hoffmann	President and Chief Executive Officer (Principal Executive Officer)	April 29, 2008

/s/ Kathleen E. Donovan Kathleen E. Donovan	Senior Vice President and Chief Financial Officer (Principal Financial	April 29, 2008
Officer)

/s/ James Brennan James Brennan	Principal Accounting Officer, Controller and Vice President	April 29, 2008

*	Director	April 29, 2008
Brian O’Donoghue

*	Director	April 29, 2008
Warren E. Pinckert, II

* Stephen H. Rusckowski	Non-Executive Chairman of the Board of Directors	April 29, 2008

*	Director	April 29, 2008
Clement Revetti, Jr.

*	Director	April 29, 2008
Mark E. Schwarz

*	Director	April 29, 2008
Gregory M. Sebasky

*	Director	April 29, 2008
Scott M. Weisenhoff

* By:	/s/ Howard S. Hoffmann Attorney-In-Fact

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002