Form 10-Q
period 2008-03-31
MEDQUIST INC
filed 2008-05-09
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.
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
MOUNT LAUREL, NEW JERSEY
(Address of principal executive offices)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of registrant’s shares of common stock, no par value, outstanding as of April 30, 2008 was 37,543,893.

MEDQUIST INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended
	March 31,
	2008	2007
Net revenues	$83,725	$89,066

Operating costs and expenses:
Cost of revenues	61,258	68,345
Selling, general and administrative	13,095	14,693
Research and development	4,119	3,442
Depreciation	2,928	2,539
Amortization of intangible assets	1,361	1,346
Cost of investigation and legal proceedings, net	6,398	1,741
Restructuring charges	—	256

Total operating costs and expenses	89,159	92,362

Operating loss	(5,434)	(3,296)

Equity in income of affiliated company	16	260
Other income	438	—
Interest income, net	1,288	2,102

Loss before income taxes	(3,692)	(934)

Income tax provision	725	952

Net loss	$(4,417)	$(1,886)

Net loss per share:
Basic	$(0.12)	$(0.05)

Diluted	$(0.12)	$(0.05)

Weighted average shares outstanding:
Basic	37,544	37,484

Diluted	37,544	37,484

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$152,711	$161,582
Accounts receivable, net of allowance of $4,168 and $4,359, respectively	52,124	48,725
Income tax receivable	737	815
Other current assets	8,109	7,920

Total current assets	213,681	219,042

Property and equipment, net of accumulated depreciation of $41,184 and $38,772, respectively	20,197	21,366
Goodwill	125,365	125,505
Other intangible assets, net of accumulated amortization of $43,234 and $45,209, respectively	41,721	42,262
Deferred income taxes	2,714	2,712
Other assets	6,830	6,885

Total assets	$410,508	$417,772

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,204	$12,754
Accrued expenses	18,492	18,989
Accrued compensation	13,815	14,826
Customer accommodation and quantification	17,596	18,459
Deferred income tax liability — current	4,783	4,783
Deferred revenue	17,486	16,023

Total current liabilities	82,376	85,834

Deferred income taxes	15,862	15,151
Other non-current liabilities	2,055	2,143

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares; 37,544 and 37,544 shares issued and outstanding, respectively	236,504	236,412
Retained earnings	68,459	72,876
Accumulated other comprehensive income	5,252	5,356

Total shareholders’ equity	310,215	314,644

Total liabilities and shareholders’ equity	$410,508	$417,772

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Three months ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(4,417)	$(1,886)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,289	3,885
Equity in income of affiliated company	(16)	(260)
Deferred income tax provision	719	710
Stock option expense	92	83
Provision for doubtful accounts	263	1,418
Asset writeoff charges	26	51
Changes in operating assets and liabilities excluding effects of acquisitions:
Accounts receivable	(3,700)	(347)
Income tax receivable	78	(91)
Insurance receivable	—	(2,619)
Other current assets	(189)	58
Other non-current assets	70	(39)
Accounts payable	(2,773)	805
Accrued expenses	(746)	(1,337)
Accrued compensation	(999)	409
Customer accommodation and quantification	(459)	(2,046)
Deferred revenue	1,441	(628)
Other non-current liabilities	(70)	1,930

Net cash (used in) provided by operating activities	$(6,391)	$96

Investing activities:
Purchase of property and equipment	(1,837)	(1,889)
Capitalized software	(611)	(217)

Net cash used in investing activities	(2,448)	(2,106)

Financing activities:
Net cash provided financing activities	—	—

Effect of exchange rate changes	(32)	7

Net decrease in cash and cash equivalents	(8,871)	(2,003)

Cash and cash equivalents — beginning of period	161,582	175,412

Cash and cash equivalents — end of period	$152,711	$173,409

Supplemental cash flow information:

Cash paid (recovered) for income taxes	$95	$93

Accommodation payments paid with credits	$404	$689

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
    On July 5, 2007, we filed our Form 10-K for the year ended December 31, 2005 (2005 Form 10-K). The 2005 Form 10-K was our first periodic report covering the period after September 30, 2003. On August 31, 2007, we filed our Forms 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 as well as our Form 10-K for the year ended December 31, 2006. On October 4, 2007, we filed our Forms 10-Q for the quarters ended March 31, 2007 and June 30, 2007. On November 9, 2007, we timely filed our Form 10-Q for the quarter ended September 30, 2007 and we have timely filed all periodic reports since that date.
3. Basis of Presentation
    The consolidated financial statements included herein are unaudited and have been prepared by us pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted pursuant to such rules and regulations although we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
    These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information contained herein. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations. As permitted under GAAP, interim

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
accounting for certain expenses is based upon full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon actual year to date income tax rates as permitted by Financial Accounting Standards Board (FASB) Interpretation 18, Accounting for Income Taxes in Interim Periods.
     Our accounting policies are set forth in detail in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008.
     In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays for one year the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities. Nonfinancial instruments affected by this deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for these items did not have a material impact on our financial position, results of operations and cash flows. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access. Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves. Level 3: Inputs are unobservable data points that are not corroborated by market data. At March 31, 2008, we held three financial assets, cash and cash equivalents (Level 1), our Executive Deferred Compensation Plan (EDCP) included in other current assets with a fair value of $1,000 and a variable annuity contract included in other assets with a fair value of $693. We measure the fair value of EDCP and variable annuity contract on a recurring basis using Level 2 (significant other observable) inputs as defined by SFAS 157. The adoption of SFAS 157 did not have a material impact on the basis for measuring the fair value of these items.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We did not elect the fair value option for any of our existing financial instruments as of March 31, 2008 and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.
     In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R is effective for us in January 2009. SFAS 141R will change our accounting for business combinations on a prospective basis.
     In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for us in January 2009. We are currently evaluating the impact, if any, SFAS 160 will have on our financial position, results of operations and cash flows.
      In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us in January 2009.
4. Stock-Based Compensation
     Stock-based compensation expense related to employee stock options recognized under SFAS No. 123R, “Share Based Payment,” (SFAS 123R) for the three months ended March 31, 2008 and 2007 was $92 and $83, respectively, which was charged to selling, general and administrative expenses ($56 and $24), research and development expenses ($24 and $9) and cost of revenues ($12 and $50). As of March 31, 2008, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $1,269 which is expected to be recognized over a weighted-average period of 4.5 years.
     Our stock option plans provide for the granting of options to purchase shares of common stock to eligible employees (including officers) as well as to our non-employee directors. Options may be issued with the exercise prices equal to the fair market value of the common stock on the date of grant or at a price determined by a committee of our board of directors. Stock options vest and are exercisable over periods determined by the committee, generally five years, and generally expire no more than 10 years after the grant.
     In July 2004, our board of directors affirmed our June 2004 decision to indefinitely suspend the exercise and future grant of options under our stock option plans. For 10 of our former executives (who separated from us in 2005 and 2004) who held options that were vested as of their resignation date, our board of directors allowed their options to remain exercisable for the post-termination period commencing on the date that the suspension was lifted for the exercise of options. There were 704 options that qualified for this post-termination exercise period. The suspension was lifted on October 4, 2007 and all but 154 of these options terminated on February 1, 2008. The remaining 154 options expire on October 3, 2009. A summary of these remaining options as of March 31, 2008 is as follows:

			Options exercisable
					Average
			Number of	Intrinsic	Exercise
Range of Exercise Prices			Shares	Value	Price
$2.71	—	$10.00	31	$114	$5.71
$10.01	—	$20.00	47	—	$14.38
$20.01	—	$70.00	76	—	$33.28

			154	$114

     The extension of the life of the awards was recorded as a modification of the grants in 2005 and 2004. Under Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees,” (APB 25), the modification created intrinsic value for vested stock if the market value of the stock on the date of termination exceeded the exercise price. Therefore, these grants required an immediate recognition of the compensation expense with an offsetting credit to common stock. No charges were incurred for the three months ended March 31, 2008 and 2007.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     Information with respect to our common stock options is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding, December 31, 2007	2,359	$31.08
Forefeited	(2)	$17.45
Canceled	(676)	$40.93

Outstanding, March 31, 2008	1,681	$27.13	3.8	$114

Exercisable, March 31, 2008	1,481	$29.29	3.0	$114

Options vested and expected to vest as of March 31, 2008	1,662	$27.32	3.7	$114

     The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of in-the-money options.
     There were no options granted or exercised during the three months ended March 31, 2008 and 2007. The total fair value of shares vested during the three months ended March 31, 2008 was $92.
     A summary of outstanding and exercisable common stock options as of March 31, 2008 is as follows:

Options outstanding				Options exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(in years)	Price	of Shares	Price
$ 2.71 - $10.00	30	1.5	$5.71	30	$5.71
$10.01 - $20.00	588	5.7	$14.87	388	$16.76
$20.01 - $30.00	697	3.1	$26.40	697	$26.40
$30.01 - $40.00	126	1.7	$32.85	126	$32.85
$40.01 - $70.00	240	2.0	$59.03	240	$59.03

	1,681	3.8	$27.13	1,481	$29.29

     As of March 31, 2008, there were 1,009 additional options available for grant under our stock option plans. When we became current in our reporting obligations with the SEC on October 4, 2007, certain executive officers, in accordance with their employment agreements, received a grant of an aggregate of 200 options with an exercise price equal to the grant date market value of our common stock on October 4, 2007.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
5. Other Comprehensive Loss
     Other comprehensive loss was as follows:

	Three months ended March 31,
	2008	2007
Net loss	$(4,417)	$(1,886)
Foreign currency translation adjustment	(104)	(6)

Comprehensive loss	$(4,521)	$(1,892)

6. Net Loss per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.
     The following table reflects the weighted average shares outstanding used to compute basic and diluted net loss per share:

	Three months ended March 31,
	2008	2007
Net loss	$(4,417)	$(1,886)

Weighted average shares outstanding:
Basic	37,544	37,484
Diluted	37,544	37,484

Net loss per share:
Basic	$(0.12)	$(0.05)
Diluted	$(0.12)	$(0.05)
     The computation of diluted net loss per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net loss per share. For the three months ended March 31, 2008 and 2007, we had a net loss. As a result, any assumed conversions would result in reducing the net loss per share and, therefore, are not included in the calculation. Shares having an anti-dilutive effect on net loss per share and, therefore, excluded from the calculation of diluted net loss per share, totaled 1,651 shares and 2,140 shares for the three months ended March 31, 2008 and 2007, respectively.
7. Customer Accommodation and Quantification
     As noted in Note 2, in connection with our decision to offer financial accommodations to certain of our customers (Accommodation Customers), we analyzed our historical billing information and the available report-level data (Management’s Billing Assessment) to develop individualized accommodation offers to be made to Accommodation Customers (Accommodation Analysis). The Accommodation Analysis took approximately one year to complete. The methodology utilized to develop the individual accommodation offers was designed to generate positive accommodation outcomes for Accommodation Customers. As such, the methodology was not a calculation of potential over billing nor was it intended as a measure of damages or a reflection of any admission of liability due and owed to Accommodation Customers. Instead, the Accommodation Analysis was a methodology that was developed to arrive at commercially reasonable and fair accommodation offers that would be acceptable to Accommodation Customers without negotiation.
     In the fourth quarter of 2005, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers to Accommodation Customers in the aggregate amount of $65,413. In 2006, this amount was adjusted by a net additional amount of $1,157 based on a refinement of the Accommodation Analysis resulting in an aggregate amount of $66,570. By

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
accepting our accommodation offer, an Accommodation Customer must agree, among other things, to release us from any and all claims and liability regarding certain billing related issues.
     As part of this process, we also conducted an analysis in an attempt to quantify the economic consequences of potentially unauthorized adjustments to Accommodation Customers’ ratios and formulae within the transcription platform setups (Quantification). This Quantification was calculated to be $9,835.
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
     The goal of our customer accommodation was to reach a settlement with certain of our customers. However, the Accommodation Analysis for certain customers did not result in positive accommodation outcomes. For certain other Accommodation Customers, the Accommodation Analysis resulted in calculated cash accommodation offers that we believed were insufficient as a percentage of their historical line billing to motivate such customers to resolve their billing disputes with us. Therefore, in 2006 we modified our customer accommodation to enable us to offer this group of Accommodation Customers credits for the purchase of future products and/or services from us over a defined period of time. On July 21, 2006, our board of directors authorized management to make credit accommodation offers up to an additional $8,676 beyond amounts previously authorized. During 2006, this amount was adjusted by a net additional amount of $569 based on a refinement of the Accommodation Analysis, resulting in an aggregate amount of $9,245. In connection with the credit accommodation offers we recorded a reduction in revenues and corresponding increase in accrued expenses of $9,245 in 2006.
     The following is a summary of the financial statement activity related to the customer accommodation and the Quantification which is included as a separate line item in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007:

	Three months ended	Year ended
	March 31, 2008	December 31, 2007
Beginning balance	$18,459	$24,777
Payments and other adjustments	(459)	(3,723)
Credits	(404)	(2,595)

Ending balance	$17,596	$18,459

8. Cost of Investigation and Legal Proceedings, Net
     For the three months ended March 31, 2008 and 2007, we recorded a charge of $6,398 and $1,741, respectively, for costs associated with the Review and Management’s Billing Assessment, as well as defense and other costs associated with governmental investigations and civil litigation, including, in 2007, $197 of consulting services provided by Nightingale and Associates, LLC (Nightingale), a management consulting company specializing in turnarounds and crisis management, that we deemed to be unusual in nature. Howard Hoffmann serves as our President and Chief Executive Officer pursuant to the terms of an agreement between us and Nightingale. These costs are net of insurance claim reimbursements. We record insurance claims when the realization of the claim is probable. The following is a summary of the amounts recorded as Cost of investigations and legal proceedings, net, in the accompanying consolidated statements of operations:

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

	Three months ended March 31,
	2008	2007
Legal fees	$4,661	$4,477
Other professional fees	237	601
Nightingale services	—	197
Insurance recoveries and claims	—	(3,536)
Other	1,500	2

Total	$6,398	$1,741

     Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs. In 2007, insurance recoveries and claims represent insurance recoveries ($917) and insurance claims ($2,619). The insurance claims were recorded in other current assets and payment related to these claims was received in the second quarter of 2007. We do not expect to receive any additional insurance recoveries in the future. The 2008 Other amount of $1,500 is for the proposed settlement of all claims related to the consolidated medical transcriptionists putative class action.
9. Restructuring Plans
     2007 Restructuring Plans
     During the third quarter of 2007, we implemented a restructuring plan related to a reduction in workforce of 104 employees as a result of the refinement of our centralized national services delivery model. In addition, during the fourth quarter of 2007 we implemented a restructuring plan related to an additional reduction in workforce of 183 employees attributable to our efforts to reduce costs. All of the restructuring costs incurred are severance related. The remaining restructuring costs are included in accrued expenses in the accompanying consolidated balance sheet as of March 31, 2008. The table below reflects the financial statement activity related to the 2007 restructuring plans:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
	Total Severance	Total Severance
Beginning balance	$1,493	$2,263
Usage	(1,149)	(770)

Ending balance	$344	$1,493

     The remainder of payments related to the 2007 restructuring plans will be made by the end of 2008 for severance.
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

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
	Total Non-Cancelable	Total Non-Cancelable
	Leases	Leases
Beginning balance	$126	$648
Additional charge	—	322
Usage	(60)	(844)

Ending balance	$66	$126

     The remainder of payments related to the 2005 Plan will be made by 2009 for non-cancelable leases.
10. Income Taxes
     Our consolidated income tax expense for the three months ended March 31, 2008 was $725 and consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the current year as well as state and foreign income taxes offset by the reversal of certain state tax reserves due to the expiration of the statutes of limitations. We have recorded a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years.
     Under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (FIN 48), we classify penalties and interest related to uncertain tax positions as part of income tax expense. There were no material changes to our uncertain tax positions, including penalties and interest for the three months ended March 31, 2008.
11. Commitments and Contingencies
Governmental Investigations
     The SEC is currently conducting a formal investigation of us relating to our billing practices. We have been fully cooperating with the SEC since it opened its investigation in 2004 and we have complied with information and document requests by the SEC.
     We also received an administrative subpoena under Health Insurance Portability and Accountability Act of 1996 (HIPAA) for documents from the U.S. Department of Justice (DOJ) on December 17, 2004. The subpoena sought information primarily about our provision of medical transcription services to governmental and non-governmental customers. The information was requested in connection with a government investigation into whether we and others violated federal laws in connection with the provision of medical transcription services. We have complied, and are continuing to comply, with information and document requests by the DOJ.
     The U.S. Department of Labor (DOL) is currently conducting a formal investigation into the administration of our 401(k) plan. We have been fully cooperating with the DOL since it opened its investigation in 2004 and we have complied with information and document requests by the DOL. In April 2008, we made an additional contribution of approximately $41 to our 401(k) plan and

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
certain current or former plan participants in an attempt to resolve the DOL investigation. We are awaiting confirmation from the DOL regarding whether the investigation has been concluded or any further action is contemplated.
     Developments relating to the SEC, DOJ and/or DOL investigations will continue to create various risks and uncertainties that could materially and adversely affect our business and our historical and future financial condition, results of operations and cash flows.
   Customer Litigation
     A putative class action was filed in the United States District Court for the Central District of California. The action, entitled South Broward Hospital District, d/b/a Memorial Regional Hospital, et al. v. MedQuist Inc. et al., Case No. CV-04-7520-TJH-VBKx, was filed on September 9, 2004 against us and certain of our present and former officers, purportedly on behalf of an alleged class of non-federal governmental hospitals and medical centers that the complaint claims were wrongfully and fraudulently overcharged for transcription services by defendants based primarily on our use of the AAMT line billing unit of measure. The complaint charged fraud, violation of the California Business and Professions Code, unjust enrichment, conversion, negligent supervision and violation of RICO. Named as defendants, in addition to us, were one of our senior vice presidents, our former executive vice president of marketing and new business development, our former executive vice president and chief legal officer, and our former executive vice president and chief financial officer.
     On March 10, 2008, the parties reached agreement on settlement terms resolving all claims by the named plaintiffs. Under the parties’ agreement, we will make a lump sum payment of $7,520 to resolve all claims by the individual named plaintiffs and certain other additional putative class members represented by plaintiffs’ counsel but not named in the action. We have accrued the entire amount of this lump sum payment, $5,205 of which was accrued during 2005, in the accompanying consolidated balance sheet as of December 31, 2007. Neither we, nor any of the individual defendants, will admit to any liability or any wrongdoing in connection with the settlement. The District Court entered a consent order staying the action through April 18, 2008 and subsequently extended the stay through May 16, 2008 to allow the parties to finalize the settlement. We anticipate that the parties will execute a final settlement agreement and the case will be dismissed with prejudice in its entirety within the next two to four weeks. Because the settlement will not be on a class-wide basis, no class will be certified and thus there is no requirement to give notice.
   Medical Transcriptionist Litigation
   Hoffmann Putative Class Action
     A putative class action lawsuit was filed against us in the United States District Court for the Northern District of Georgia. The action, entitled Brigitte Hoffmann, et al. v. MedQuist Inc., et al., Case No. 1:04-CV-3452, was filed with the Court on November 29, 2004 against us and certain current and former officials, purportedly on behalf of an alleged class of current and former employees and statutory workers, who are or were compensated on a “per line” basis for medical transcription services (Class Members) from January 1, 1998 to the time of the filing of the complaint (Class Period). The complaint specifically alleged that defendants systematically and wrongfully underpaid the Class Members during the Class Period. The complaint asserted the following causes of action: fraud, breach of contract, demand for accounting, quantum meruit, unjust enrichment, conversion, negligence, negligent supervision, and RICO violations. Plaintiffs sought unspecified compensatory damages, punitive damages, disgorgement and restitution. On December 1, 2005, the Hoffmann matter was transferred to the United States District Court for the District of New Jersey. On January 12, 2006, the Court ordered this case consolidated with the Myers Putative Class Action discussed below. As set forth below, the parties have reached an agreement in principle to settle all claims.
   Force Putative Class Action
     A putative class action entitled Force v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-2608-WSD, was filed against us on October 11, 2005 in the United States District Court for the Northern District of Georgia. The action was brought on behalf of a putative class of current and former employees who claim they are or were compensated on a “per line” basis for medical transcription services but were allegedly underpaid due to the actions of defendants. The named plaintiff asserted claims for breach of contract, quantum meruit, unjust enrichment, and for an accounting. Upon stipulation and consent of the parties, on February 17, 2006, the Force matter was ordered transferred to the United States District Court for the District of New Jersey. Subsequently, on April 4,

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
2006, the parties entered into a stipulation and consent order whereby the Force matter was consolidated with the Myers Putative Class Action discussed below, and the consolidated amended complaint filed in the Myers action on January 31, 2006 was deemed to supersede the original complaint filed in the Force matter. As set forth below, the parties have reached an agreement in principle to settle all claims.
   Myers Putative Class Action
     A putative class action entitled Myers, et al. v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-4608 (JBS), was filed against us on September 22, 2005 in the United States District Court for the District of New Jersey. The action was brought on behalf of a putative class of our employee and independent contractor transcriptionists who claim that they contracted with us to be paid on a 65 character line, but were allegedly underpaid due to intentional miscounting of the number of characters and lines transcribed. The named plaintiffs asserted claims for breach of contract, unjust enrichment, and requested an accounting.
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
     On May 17, 2007, the Court issued a Scheduling Order, ordering all pretrial fact discovery completed by October 30, 2007. The Court subsequently ordered plaintiffs to file their motion for class certification by December 14, 2007 and continued the date to complete fact discovery to January 14, 2008. On October 18, 2007, the Court heard oral argument on plaintiffs’ motion to compel further responses to written discovery regarding our billing practices. At the conclusion of the hearing, the Court denied plaintiffs’ motion, finding plaintiffs had not established that the billing discovery sought was relevant to the claims or defenses regarding transcriptionist pay alleged in their case. On December 14, 2007, plaintiffs filed their motion for class certification, identifying a proposed class of all of our transcriptionists who were compensated on a per line basis for work completed on MedRite, MTS or DEP transcription platforms from November 29, 1998 to the present and alleging that the proposed class was underpaid by more than $80 million, not including interest.
     On January 4, 2008, the Court entered a Consent Order ordering our opposition to the motion for class certification to be filed by March 14, 2008, plaintiffs’ reply brief to be filed by May 14, 2008 and setting oral argument for June 2, 2008. No date has been set for trial. On January 9, 2008, the Court entered a Consent Order extending the deadline for the parties to complete depositions of identified witnesses through February 15, 2008. We have now deposed each of the named plaintiffs and all witnesses who offered declarations in support of plaintiffs’ motion for class certification, and plaintiffs have deposed numerous MedQuist present and former employees. On February 8, 2008, plaintiffs indicated that they would seek leave to file an amended class certification brief to narrow their claims. On February 19, 2008, the parties exchanged their Initial Disclosures. Plaintiffs’ disclosures limited their damages estimate to $41 million related to alleged underpayment on the MedRite transcription platform; however, plaintiffs stated that they were continuing to analyze potential undercounting and would supplement their damages claim. On March 10, 2008, plaintiffs moved for leave to file an amended motion for class certification dropping all allegations involving our DEP transcription platform and narrowing the claims asserted regarding the legacy MTS transcription platform. We did not oppose plaintiffs’ motion for leave. On March 11, 2008, the Court granted plaintiffs’ motion, ordering us to file our opposition to plaintiffs’ amended motion for class certification by April 4, 2008 and ordering plaintiffs to file their reply by May 23, 2008. On April 4, 2008, we filed our opposition to plaintiffs’ amended motion for class certification. The parties have been in negotiations to settle all claims in exchange for payment of $1.5 million plus certain injunctive relief. On April 23, 2008, the Court entered a Consent Order staying the case through May 30, 2008 to provide the parties time to negotiate a settlement.

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
     In December 2007, we agreed to hold our annual meeting of shareholders on December 31, 2007. This resolved the Annual Meeting Claim. Prior to the annual meeting, we voluntarily produced to plaintiff certain additional books and records that plaintiff requested in the Books and Records Claim. Thereafter, on January 24, 2008, we filed an opposition to plaintiff’s Order to Show Cause to compel access to the remaining books and records. On February 4, 2008, plaintiff filed a reply brief. The Books and Records Claim has been briefed. The Court has advised the parties that it intends to schedule a hearing and resolve the Books and Records Claim by May 31, 2008. We believe that the books and records requests at issue in the Books and Records Claim are burdensome and overbroad and we continue to defend the Books and Records Claim on this basis.
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
   Reseller Arbitration Demand
     On October 1, 2007, we received from counsel to nine current and former resellers of our products (Claimants), a copy of an arbitration demand filed by the Claimants, initiating an arbitration proceeding styled Diskriter, Inc., Electronic Office Systems, Inc., Milner Voice & Data, Inc., Nelson Systems, Inc., NEO Voice and Communications, Inc., Office Business Systems, Inc., Roach-Reid Office Systems, Inc., Stiles Office Systems, Inc., and Travis Voice and Data, Inc. v. MedQuist Inc. and MedQuist Transcriptions, Ltd. (filed on September 27, 2007, AAA, 30-118-Y-00839-07). The arbitration demand purports to set forth claims for breach of contract; breach of covenant of good faith and fair dealing; promissory estoppel; misrepresentation; and tortious interference with contractual relations. The Claimants allege that we breached our written agreements with the Claimants by: (i) failing to provide reasonable training, technical support, and other services; (ii) using the Claimants’ confidential information to compete against the Claimants; (iii) directly competing with the Claimants’ territories; and (iv) failing to make new products available to the Claimants. In addition, the Claimants allege that we made false oral representations that we: (i) would provide new product, opportunities and support to the Claimants; (ii) were committed to continuing to use Claimants; (iii) did not intend to create our own sales force with respect to the Claimants’ territory; and (iv) would stay out of Claimants’ territories and would not attempt to take over the Claimants business and relationships with the Claimants’ customers and end-users. The Claimants assert that they are seeking damages in excess of $24.3 million. We have moved that the arbitration be divided into nine separate arbitration proceedings because, among other things, we have never agreed to consolidated arbitration, and the AAA Rules do not inherently provide for consolidated arbitration. The AAA

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
has postponed the time for us to formally respond to the arbitration until these matters are resolved. The process of selecting the arbitrators has been completed and the arbitration panel (Panel) is now in place. The AAA has requested that the Panel rule on our opposition to a consolidated arbitration, as well as other immaterial motions we have made. We have informed the Panel that a court, not the Panel, should rule on these issues. The Panel has not yet issued any substantive rulings, but has requested additional briefing from the parties. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.
   Anthurium Patent Litigation
     On November 6, 2007, Anthurium Solutions, Inc. filed an action entitled Anthurium Solutions, Inc. v. MedQuist Inc., et al., Civil Action No. 2-07CV-484, in the United States District Court for the Eastern District of Texas, alleging that we infringed and continue to infringe United States Patent No. 7,031,998 through our DEP transcription platform. The complaint also alleges patent infringement claims against Spheris, Inc. and Arrendale Associates, Inc. The complaint seeks injunctive relief and unspecified damages, including enhanced damages and attorneys’ fees. We filed our answer on January 15, 2008 and counterclaimed seeking a declaratory judgment of non-infringement and invalidity. An initial scheduling conference has been set for May 13, 2008, and plaintiff filed its preliminary infringement contentions on May 2, 2008. No scheduling order has been issued, and no pretrial dates have been set. Our investigation of the claims is ongoing, and we are awaiting plaintiffs’ preliminary infringement contentions. We believe that the claims asserted have no merit and intend to vigorously defend the suit.
   Other Matters
     From time to time, we have been involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the outcome of such actions will not have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.
     We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of March 31, 2008 or December 31, 2007 related to these indemnification provisions.
     We had insurance policies which provided coverage for certain of the matters related to the legal actions described herein and certain other legal actions that were previously settled or dismissed. To date, we have received total insurance recoveries of $24,795 related to these policies (See Note 8). We do not expect to receive any additional insurance recoveries related to these legal actions.
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
   Licensing Agreement
     In connection with Philips’ investment in us, we entered into a Licensing Agreement with Philips Speech Processing GmbH, an affiliate of Philips which is now known as Philips Speech Recognition Systems GmbH (PSRS), on May 22, 2000 (Licensing Agreement). The Licensing Agreement was subsequently amended by the parties as of January 1, 2002, February 23, 2003, August 10, 2003, September 1, 2004, December 30, 2005 and February 13, 2007.

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
     Pursuant to the Amended OEM Agreement, we purchased a co-ownership interest in all rights and interests in and to SpeechQ for Radiology together with its components, including object and source code for the SpeechQ for Radiology application and the SpeechQ for Radiology integration SDK (collectively, the Product), but excluding the SpeechMagic speech recognition and processing software, which we separately license from PSRS for a fee under the Licensing Agreement. Additionally, the Amended OEM Agreement provides that we shall receive, in exchange for a fee, the exclusive right in the United States, Canada and certain islands of the Caribbean (collectively the Exclusive Territory) to sell, service and deliver the Product. In addition, PSRS has agreed that for the term of the Amended OEM Agreement it will not release a front-end multi-user reporting solution (including one similar to the Product) in the medical market in the Exclusive Territory nor will it directly authorize or assist any of its affiliates to do so either; provided that the restriction does not prevent PSRS’s affiliates from integrating SpeechMagic within their general medical application products. The Amended OEM Agreement further provides that we shall make payments to PSRS for PSRS’s development of an interim version of the software included in the Product (Interim Version). Except for the Interim Version which we and PSRS will co-own, the Amended OEM Agreement provides that any improvements, developments or other enhancements either we or PSRS makes to the Product (collectively, Improvements) shall be owned exclusively by the party that developed such Improvement. Each party has the right to seek patent or other protection of the Improvements it owns independent of the other party.
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
     From time to time, we enter into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $39 and $0 for the three months ended March 31, 2008 and 2007, respectively.
     Our consolidated balance sheets as of March 31, 2008 and December 31, 2007 reflect other assets related to Philips of $958 and $1,003, respectively, and accrued expenses due to Philips of $2,180 and $1,534, respectively.
     Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three months ended March 31, 2008 and 2007. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Three months ended March 31,
	2008	2007
PSRS licensing	$805	$514
OEM agreement	875	166
Dictation equipment	301	171
Insurance	167	721
Other	(39)	—

Total	$2,109	$1,572

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
     For the three months ended March 31, 2008 and 2007, we incurred charges of $641 and $723, respectively, for Nightingale services. From February 1, 2007 through December 31, 2007, the Nightingale charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations due to Nightingale’s focus on operational matters instead of the Review and Management’s Billing Assessment. Prior to February 1, 2007, charges related to Nightingale were recorded in cost of investigation and legal proceedings, net (see Note 8). As of March 31, 2008 and 2007, accrued expenses included $224 and $645, respectively, for amounts due to Nightingale for services performed.
13. Investment in A-Life Medical, Inc. (A-Life)
     As of March 31, 2008 and December 31, 2007, we had an investment of $6,032 and $6,016, respectively, in A-Life, a privately held entity which provides advanced natural language processing technology for the medical industry. Our investment is recorded under the equity method of accounting since we owned 33.6% of A-Life’s outstanding voting shares as of March 31, 2008 and December 31, 2007. Our investment in A-Life is recorded in other assets in the accompanying condensed consolidated balance sheets.
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

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     In January 2008, we recorded a credit of $812 to current assets in the accompanying March 31, 2008 consolidated balance sheet and a credit of $438 to other income in the accompanying March 31, 2008 consolidated statement of operations.

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
•	each of the factors discussed in this Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as risks discussed elsewhere in this report;

•	each of the matters discussed in Part II, Item 1, Legal Proceedings;

•	difficulties relating to our significant management turnover;

•	our ability to recruit and retain qualified medical transcriptionists (MTs) and other employees;

•	the impact of our new services and products on the demand for our existing services and products;

•	our current dependence on medical transcription for substantially all of our business;

•	our ability to expand our customer base;

•	changes in law, including, without limitation, the impact Health Insurance Portability and Accountability Act of 1996 (HIPAA) will have on our business;

•	infringement on the proprietary rights of others;

•	our ability to diversify into other businesses;

•	the results of our review of strategic alternatives, including our evaluation of whether a sale of MedQuist is in the best interest of MedQuist and our shareholders;

•	our ability to effectively integrate newly-acquired operations;

•	competitive pricing pressures in the medical transcription industry and our response to those pressures; and

•	general conditions in the economy and capital markets.
     These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the SEC, particularly in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 in the section entitled “Risk Factors.”
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
     You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Executive Overview
     We are the largest Medical Transcription Service Organization (MTSO) in the world, and a leader in technology enabled clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we employ approximately 6,000 skilled Medical Transcriptionists (MTs), making us the largest employer of MTs in the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition and electronic signature services.
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
     During this same period there have been several significant developments in the medical transcription industry, including:
•	A shortage of qualified domestic MTs has increased the demand for outsourced medical transcription services by U.S.-based healthcare providers. This demand for qualified MTs, as well as budgetary pressures experienced by healthcare providers, has also caused many more U.S.-based healthcare providers to evaluate and consider the use of offshore medical transcription labor;

•	Several low cost providers have emerged and aggressively moved into our market offering medical transcription services (performed both domestically and offshore) at prices significantly below our traditional price point. While we believe the market for outsourced medical transcription continues to expand, the growing acceptance by customers of the use of offshore labor has further increased the competitive environment in the medical transcription industry; and

•	Technological advances by us and our competitors which have reduced the length of time required to transcribe medical reports, in turn reducing the overall cost of medical transcription services.
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
Critical Accounting Policies, Judgments and Estimates
     Our discussion and analysis of our financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates. These critical accounting policies and estimates have been discussed with the Audit Committee of our board of directors.
     We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2007 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 other than as described in Note 3 of the “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Cost of investigation and legal proceedings, net
     Cost of investigation and legal proceedings, net include legal fees incurred in connection with investigations by the U.S. Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ) and proceedings and the defense of civil litigation matters described in Part II, Item 1, Legal Proceedings in this report, litigation support consulting, and consulting services provided by Nightingale and Associates, LLC (Nightingale), net of insurance claims reimbursement.
Consolidated Results of Operations
     The following tables set forth our consolidated results of operations for the periods indicated below:

Comparison of Three Months Ended March 31, 2008 and 2007

	Three months ended March 31,
	2008		2007
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change
Net revenues	$83,725	100.0%	$89,066	100.0%	$(5,341)	(6.0%)

Operating costs and expenses:
Cost of revenues	61,258	73.2%	68,345	76.7%	(7,087)	(10.4%)
Selling, general and administrative	13,095	15.6%	14,693	16.5%	(1,598)	(10.9%)
Research and development	4,119	4.9%	3,442	3.9%	677	19.7%
Depreciation	2,928	3.5%	2,539	2.9%	389	15.3%
Amortization of intangible assets	1,361	1.6%	1,346	1.5%	15	1.1%
Cost of investigation and legal proceedings, net	6,398	7.6%	1,741	2.0%	4,657	267.5%
Restructuring charges	—	—	256	0.3%	(256)	(100.0%)

Total operating costs and expenses	89,159	106.5%	92,362	103.7%	(3,203)	(3.5%)

Operating loss	(5,434)	(6.5%)	(3,296)	(3.7%)	(2,138)	64.9%

Equity in income of affiliated company	16	0.0%	260	0.3%	(244)	(93.8%)
Other income	438	0.5%	—	—	438	n.a.
Interest income, net	1,288	1.5%	2,102	2.4%	(814)	(38.7%)

Loss before income taxes	(3,692)	(4.4%)	(934)	(1.0%)	(2,758)	295.3%

Income tax provision	725	0.9%	952	1.1%	(227)	(23.8%)

Net loss	$(4,417)	(5.3%)	$(1,886)	(2.1%)	$(2,531)	134.2%

Net revenues
     Net revenues decreased $5.3 million, or 6.0%, to $83.7 million for the three months ended March 31, 2008 compared with $89.1 million for the three months ended March 31, 2007. This decrease was attributable primarily to:
•	reduced service revenues of $3.4 million resulting primarily from lower medical transcription volume. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers in the latter part of 2007; and

•	reduced revenues from our technology products of $2.0 million due primarily to longer revenue recognition periods resulting from our contractual agreements.
     We continue to experience pricing pressures as our existing and potential customers seek out opportunities to reduce costs, particularly through the utilization of technology and offshore labor.
Cost of revenues
     Cost of revenues decreased $7.1 million, or 10.4%, to $61.3 million for the three months ended March 31, 2008 compared with $68.3 million for the three months ended March 31, 2007. This decrease was attributable primarily to:
•	reduced medical transcription payroll costs of $2.6 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	reduced technology product costs of $0.7 million related directly to the reduction in our technology product revenues; and

•	reduced other costs of $3.8 million resulting from headcount reductions taken to better align our overhead costs with our lower revenues levels.
     As a percentage of net revenues, cost of revenues decreased to 73.2% for the three months ended March 31, 2008 from 76.7% for the same period in 2007, as a result largely of actions taken to reduce fixed costs at a faster pace than net revenues.
Selling, general and administrative
     SG&A expenses decreased $1.6 million, or 10.9%, to $13.1 million for the three months ended March 31, 2008 compared with $14.7 million for the three months ended March 31, 2007. This decrease was attributable primarily to a decrease in compensation expense of $1.0 million related to reductions in workforce; a decrease in audit fees of $0.8 million related to the audit of our consolidated financial statements and the audit of our internal control over financial reporting; and a decrease in all other SG&A costs of $1.1 million. These decreases were offset by an increase in professional fees incurred related to the evaluation of strategic alternatives of $0.8 million; and an increase in legal costs of $0.5 million due to higher legal fees for matters unrelated to the Review and Management’s Billing Assessment. SG&A expenses as a percentage of net revenues were 15.6% for the three months ended March 31, 2008 compared with 16.5% for the same period in 2007.
Research & development
     R&D expenses increased $0.7 million, or 19.7%, to $4.1 million for the three months ended March 31, 2008 compared with $3.4 million for the three months ended March 31, 2007. This increase was due primarily to higher recruiting and staffing costs associated with additional investments in our industry leading DocQmenttm Enterprise Platform technology of $0.4 million and higher miscellaneous expenses of $0.3 million. R&D expenses as a percentage of net revenues were 4.9% for the three months ended March 31, 2008 compared with 3.9% for the three months ended March 31, 2007.
Depreciation
     Depreciation expense increased $0.4 million, or 15.3%, to $2.9 million for the three months ended March 31, 2008 compared with $2.5 million for the three months ended March 31, 2007. This increase was primarily the result of several assets being purchased in the latter part of 2007. Depreciation expense as a percentage of net revenues was 3.5% for the three months ended March 31, 2008 compared with 2.9% for the same period in 2007.
Cost of investigation and legal proceedings, net
     Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings, net. These costs and expenses increased $4.7 million, or 267.5%, to $6.4 million for the three months ended March 31, 2008 compared with $1.7 million for the three months ended March 31, 2007. This increase in costs was primarily due to the recognition of $3.5 million of insurance claims in 2007 that did not occur in 2008; as well as a charge of $1.5 million recorded during the first quarter of 2008 for the proposed settlement of all claims related to the consolidated medical transcriptionist putative class action; offset by the reassignment of Nightingale services in 2007 to focus on operational matters of $0.2 million.
Restructuring charges
     During the three months ended March 31, 2008, we did not record a restructuring charge compared with $0.3 million for the three months ended March 31, 2007. Restructuring charges were not recorded in 2008 because the majority of our actions were completed during 2007.
Interest income, net
     Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net decreased $0.8 million, or 38.7%, to $1.3 million for the three months ended March 31, 2008 compared with $2.1 million for the three months ended March 31, 2007. This decrease was attributable to lower weighted average interest rates earned in the 2008 period (3.3%) compared with the 2007 period (4.8%) combined with $17.3 million lower average cash balance for the three months ended March 31, 2008 compared with the same period in 2007.

Income tax provision
     The effective income tax rate for the three months ended March 31, 2008 was 19.6% compared with an effective income tax rate of 101.9% for the three months ended March 31, 2007. The rates consist primarily of provisions for the deferred tax liability related to the current year tax goodwill amortization which is indefinite in nature as well as the valuation allowance provided against a majority of U.S. deferred tax assets created in the quarter. The provisions also include state and foreign income taxes. The lower 2008 rate is due to a larger pretax loss in 2008 and the release of certain tax reserves associated with the expiration of a Statute of Limitations.
Liquidity and Capital Resources
     As of March 31, 2008, we had net working capital of $131.3 million compared with $133.2 million as of December 31, 2007. Our principal source of liquidity was available cash on hand. Cash and cash equivalents decreased $8.9 million for the three months ended March 31, 2008 to $152.7 million as of March 31, 2007 from $161.6 million as of December 31, 2007. This decrease was driven primarily by cash used in operating activities of $6.4 million which included a net loss of $4.4 million, and other activity of $2.2 million. Cash used by investing activities included the purchase of property and equipment of $1.8 million and capitalized software of $0.6 million.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
Governmental Investigations
     The SEC is currently conducting a formal investigation of us relating to our billing practices. We have been fully cooperating with the SEC since it opened its investigation in 2004 and we have complied with information and document requests by the SEC.
     We also received an administrative subpoena under Health Insurance Portability and Accountability Act of 1996 (HIPAA) for documents from the DOJ on December 17, 2004. The subpoena sought information primarily about our provision of medical transcription services to governmental and non-governmental customers. The information was requested in connection with a government investigation into whether we and others violated federal laws in connection with the provision of medical transcription services. We have complied, and are continuing to comply, with information and document requests by the DOJ.
     The DOL is currently conducting a formal investigation into the administration of our 401(k) plan. We have been fully cooperating with the DOL since it opened its investigation in 2004 and we have complied with information and document requests by the DOL. In April 2008, we made an additional contribution of approximately $41,000 to our 401(k) plan and certain current or former plan participants in an attempt to resolve the DOL investigation. We are awaiting confirmation from the DOL regarding whether the investigation has been concluded or any further action is contemplated.
     Developments relating to the SEC, DOJ and/or DOL investigations will continue to create various risks and uncertainties that could materially and adversely affect our business and our historical and future financial condition, results of operations and cash flows.
Customer Litigation
     A putative class action was filed in the United States District Court for the Central District of California. The action, entitled South Broward Hospital District, d/b/a Memorial Regional Hospital, et al. v. MedQuist Inc. et al., Case No. CV-04-7520-TJH-VBKx, was filed on September 9, 2004 against us and certain of our present and former officers, purportedly on behalf of an alleged class of non-federal governmental hospitals and medical centers that the complaint claims were wrongfully and fraudulently overcharged for transcription services by defendants based primarily on our use of the AAMT line billing unit of measure. The complaint charged fraud, violation of the California Business and Professions Code, unjust enrichment, conversion, negligent supervision and violation of RICO. Named as defendants, in addition to us, were one of our senior vice presidents, our former executive vice president of marketing and new business development, our former executive vice president and chief legal officer, and our former executive vice president and chief financial officer.
     On March 10, 2008, the parties reached agreement on settlement terms resolving all claims by the named plaintiffs. Under the parties’ agreement, we will make a lump sum payment of $7,520 to resolve all claims by the individual named plaintiffs and certain other additional putative class members represented by plaintiffs’ counsel but not named in the action. We have accrued the entire amount of this lump sum payment, $5,205 of which was accrued during 2005, in the accompanying consolidated balance sheet as of December 31, 2007. Neither we, nor any of the individual defendants, will admit to any liability or any wrongdoing in connection with the settlement. The District Court entered a consent order staying the action through April 18, 2008 and subsequently extended the stay through May 16, 2008 to allow the parties to finalize the settlement. We anticipate that the parties will execute a final settlement agreement and the case will be dismissed with prejudice in its entirety within the next two to four weeks. Because the settlement will not be on a class-wide basis, no class will be certified and thus there is no requirement to give notice.
Medical Transcriptionist Litigation
   Hoffmann Putative Class Action
     A putative class action lawsuit was filed against us in the United States District Court for the Northern District of Georgia. The action, entitled Brigitte Hoffmann, et al. v. MedQuist Inc., et al., Case No. 1:04-CV-3452, was filed with the Court on November 29, 2004 against us and certain current and former officials, purportedly on behalf of an alleged class of current and former employees and statutory workers, who are or were compensated on a “per line” basis for medical transcription services (Class Members) from January 1, 1998 to the time of the filing of the complaint (Class Period). The complaint specifically alleged that defendants systematically and wrongfully underpaid the Class Members during the Class Period. The complaint asserted the following causes of action: fraud, breach of contract, demand for accounting, quantum meruit, unjust enrichment, conversion, negligence, negligent supervision, and RICO violations. Plaintiffs sought unspecified compensatory damages, punitive damages, disgorgement and restitution. On December 1, 2005, the Hoffmann matter was transferred to the United States District Court for the District of New Jersey. On January 12, 2006, the Court ordered this case consolidated with the Myers Putative Class Action discussed below. As set forth below, the parties have reached an agreement in principle to settle all claims.
   Force Putative Class Action
     A putative class action entitled Force v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-2608-WSD, was filed against us on October 11, 2005 in the United States District Court for the Northern District of Georgia. The action was brought on behalf of a putative class of current and former employees who claim they are or were compensated on a “per line” basis for medical transcription services but were allegedly underpaid due to the actions of defendants. The named plaintiff asserted claims for breach of contract, quantum meruit, unjust enrichment, and for an accounting. Upon stipulation and consent of the parties, on February 17, 2006, the Force matter was ordered transferred to the United States District Court for the District of New Jersey. Subsequently, on April 4, 2006, the parties entered into a stipulation and consent order whereby the Force matter was consolidated with the Myers Putative Class Action discussed below, and the consolidated amended complaint filed in the Myers action on January 31, 2006 was deemed to supersede the original complaint filed in the Force matter. As set forth below, the parties have reached an agreement in principle to settle all claims.
   Myers Putative Class Action
     A putative class action entitled Myers, et al. v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-4608 (JBS), was filed against us on September 22, 2005 in the United States District Court for the District of New Jersey. The action was brought on behalf of a putative class of our employee and independent contractor transcriptionists who claim that they contracted with us to be paid on a 65 character line, but were allegedly underpaid due to intentional miscounting of the number of characters and lines transcribed. The named plaintiffs asserted claims for breach of contract, unjust enrichment, and requested an accounting.
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
     On May 17, 2007, the Court issued a Scheduling Order, ordering all pretrial fact discovery completed by October 30, 2007. The Court subsequently ordered plaintiffs to file their motion for class certification by December 14, 2007 and continued the date to complete fact discovery to January 14, 2008. On October 18, 2007, the Court heard oral argument on plaintiffs’ motion to compel further responses to written discovery regarding our billing practices. At the conclusion of the hearing, the Court denied plaintiffs’ motion, finding plaintiffs had not established that the billing discovery sought was relevant to the claims or defenses regarding transcriptionist pay alleged in their case. On December 14, 2007, plaintiffs filed their motion for class certification, identifying a proposed class of all of our transcriptionists who were compensated on a per line basis for work completed on MedRite, MTS or DEP transcription platforms from November 29, 1998 to the present and alleging that the proposed class was underpaid by more than $80 million, not including interest.
     On January 4, 2008, the Court entered a Consent Order ordering our opposition to the motion for class certification to be filed by March 14, 2008, plaintiffs’ reply brief to be filed by May 14, 2008 and setting oral argument for June 2, 2008. No date has been set for trial. On January 9, 2008, the Court entered a Consent Order extending the deadline for the parties to complete depositions of identified witnesses through February 15, 2008. We have now deposed each of the named plaintiffs and all witnesses who offered declarations in support of plaintiffs’ motion for class certification, and plaintiffs have deposed numerous MedQuist present and former employees. On February 8, 2008, plaintiffs indicated that they would seek leave to file an amended class certification brief to narrow their claims. On February 19, 2008, the parties exchanged their Initial Disclosures. Plaintiffs’ disclosures limited their damages estimate to $41 million related to alleged underpayment on the MedRite transcription platform; however, plaintiffs stated that they were continuing to analyze potential undercounting and would supplement their damages claim. On March 10, 2008, plaintiffs moved for leave to file an amended motion for class certification dropping all allegations involving our DEP transcription platform and narrowing the claims asserted regarding the legacy MTS transcription platform. We did not oppose plaintiffs’ motion for leave. On March 11, 2008, the Court granted plaintiffs’ motion, ordering us to file our opposition to plaintiffs’ amended motion for class certification by April 4, 2008 and ordering plaintiffs to file their reply by May 23, 2008. On April 4, 2008, we filed our opposition to plaintiffs’ amended motion for class certification. The parties have been in negotiations to settle all claims in exchange for payment of $1.5 million plus certain injunctive relief. On April 23, 2008, the Court entered a Consent Order staying the case through May 30, 2008 to provide the parties time to negotiate a settlement.
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
     In December 2007, we agreed to hold our annual meeting of shareholders on December 31, 2007. This resolved the Annual Meeting Claim. Prior to the annual meeting, we voluntarily produced to plaintiff certain additional books and records that plaintiff requested in the Books and Records Claim. Thereafter, on January 24, 2008, we filed an opposition to plaintiff’s Order to Show Cause to compel access to the remaining books and records. On February 4, 2008, plaintiff filed a reply brief. The Books and Records Claim has been briefed. The Court has advised the parties that it intends to schedule a hearing and resolve the Books and Records Claim by May 31, 2008. We believe that the books and records requests at issue in the Books and Records Claim are burdensome and overbroad and we continue to defend the Books and Records Claim on this basis.
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
Reseller Arbitration Demand
     On October 1, 2007, we received from counsel to nine current and former resellers of our products (Claimants), a copy of an arbitration demand filed by the Claimants, initiating an arbitration proceeding styled Diskriter, Inc., Electronic Office Systems, Inc., Milner Voice & Data, Inc., Nelson Systems, Inc., NEO Voice and Communications, Inc., Office Business Systems, Inc., Roach-Reid Office Systems, Inc., Stiles Office Systems, Inc., and Travis Voice and Data, Inc. v. MedQuist Inc. and MedQuist Transcriptions, Ltd. (filed on September 27, 2007, AAA, 30-118-Y-00839-07). The arbitration demand purports to set forth claims for breach of contract; breach of covenant of good faith and fair dealing; promissory estoppel; misrepresentation; and tortious interference with contractual relations. The Claimants allege that we breached our written agreements with the Claimants by: (i) failing to provide reasonable training, technical support, and other services; (ii) using the Claimants’ confidential information to compete against the Claimants; (iii) directly competing with the Claimants’ territories; and (iv) failing to make new products available to the Claimants. In addition, the Claimants allege that we made false oral representations that we: (i) would provide new product, opportunities and support to the Claimants; (ii) were committed to continuing to use Claimants; (iii) did not intend to create our own sales force with respect to the

Claimants’ territory; and (iv) would stay out of Claimants’ territories and would not attempt to take over the Claimants business and relationships with the Claimants’ customers and end-users. The Claimants assert that they are seeking damages in excess of $24.3 million. We have moved that the arbitration be divided into nine separate arbitration proceedings because, among other things, we have never agreed to consolidated arbitration, and the AAA Rules do not inherently provide for consolidated arbitration. The AAA has postponed the time for us to formally respond to the arbitration until these matters are resolved. The process of selecting the arbitrators has been completed and the arbitration panel (Panel) is now in place. The AAA has requested that the Panel rule on our opposition to a consolidated arbitration, as well as other immaterial motions we have made. We have informed the Panel that a court, not the Panel, should rule on these issues. The Panel has not yet issued any substantive rulings, but has requested additional briefing from the parties. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.
Anthurium Patent Litigation
     On November 6, 2007, Anthurium Solutions, Inc. filed an action entitled Anthurium Solutions, Inc. v. MedQuist Inc., et al., Civil Action No. 2-07CV-484, in the United States District Court for the Eastern District of Texas, alleging that we infringed and continue to infringe United States Patent No. 7,031,998 through our DEP transcription platform. The complaint also alleges patent infringement claims against Spheris, Inc. and Arrendale Associates, Inc. The complaint seeks injunctive relief and unspecified damages, including enhanced damages and attorneys’ fees. We filed our answer on January 15, 2008 and counterclaimed seeking a declaratory judgment of non-infringement and invalidity. An initial scheduling conference has been set for May 13, 2008, and plaintiff filed its preliminary infringement contentions on May 2, 2008. No scheduling order has been issued, and no pretrial dates have been set. Our investigation of the claims is ongoing, and we are awaiting plaintiffs’ preliminary infringement contentions. We believe that the claims asserted have no merit and intend to vigorously defend the suit.
Other Matters
     From time to time, we have been involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the outcome of such actions will not have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.
     We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of March 31, 2008 or December 31, 2007 related to these indemnification provisions.
     We had insurance policies which provided coverage for certain of the matters related to the legal actions described herein and certain other legal actions that were previously settled or dismissed. We received total insurance recoveries of $24,795 related to these policies (See Note 8). We do not expect to receive any additional insurance recoveries related to these legal actions.
Item 1A.  Risk Factors
     There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3.  Defaults Upon Senior Securities
     None.
Item 4.  Submission of Matters to a Vote of Security Holders
     None.

Item 5.  Other Information
     None.
Item 6.  Exhibits
     (a) Exhibits

No.	Description
10.1 (1)*	Indemnification Agreement, dated as of February 21, 2008 between MedQuist Inc. and Warren E. Pinckert, II

10.2 (2)	Settlement Term Sheet dated March 10, 2008 by and among (i) MedQuist Inc. and (ii) Partners Healthcare System, Northbay Healthcare Group, Hospital Corporation of America, St. Lukes Regional Medical Center, Palisades Medical Center, Mt. Sinai Medical Center, Ascension Health Ministry, Bayonne Medical Center, Bon Secours Health System, Inc., South Broward Memorial Hospital District and University of Colorado, and all related or associated facilities

10.3 (2)	Amendment to the Governance Agreement by and between MedQuist Inc. and Koninklijke Philips Electronics N.V. dated March 12, 2008

10.4 (3)*	Letter Agreement by and between MedQuist Inc. and Nightingale & Associates, LLC dated March 14, 2008

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008

(2)	Incorporated by reference to our Current Report on Form 8-K filed on March 14, 2008

(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST INC.
/s/ Howard S. Hoffmann
Howard S. Hoffmann
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008

/s/ Kathleen E. Donovan
Kathleen E. Donovan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2008

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