Form 10-Q
period 2008-06-30
MEDQUIST INC
filed 2008-08-08
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number:
MEDQUIST INC.
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2531298 (I.R.S. Employer Identification No.)

1000 BISHOPS GATE BOULEVARD SUITE 300 MOUNT LAUREL, NEW JERSEY (Address of principal executive offices)	08054-4632 (Zip Code)
(856) 206-4000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of registrant’s shares of common stock, no par value, outstanding as of July 31, 2008 was 37,555,893.

MEDQUIST INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues	$82,454	$88,692	$166,179	$177,758

Operating costs and expenses:
Cost of revenues	58,015	66,283	119,273	134,628
Selling, general and administrative	12,804	17,917	25,899	32,610
Research and development	3,735	2,823	7,854	6,265
Depreciation	2,996	2,640	5,924	5,179
Amortization of intangible assets	1,373	1,358	2,734	2,704
Cost of investigation and legal proceedings, net	1,728	(6,638)	8,126	(4,897)
Restructuring charges	(45)	125	(45)	381

Total operating costs and expenses	80,606	84,508	169,765	176,870

Operating income (loss)	1,848	4,184	(3,586)	888

Equity in income of affiliated company	25	63	41	323
Other income	—	—	438	—
Interest income, net	895	2,073	2,183	4,175

Income (loss) before income taxes	2,768	6,320	(924)	5,386

Income tax provision	933	434	1,658	1,386

Net income (loss)	$1,835	$5,886	$(2,582)	$4,000

Net income (loss) per share:
Basic	$0.05	$0.16	$(0.07)	$0.11

Diluted	$0.05	$0.16	$(0.07)	$0.11

Weighted average shares outstanding:
Basic	37,544	37,484	37,544	37,484

Diluted	37,553	37,497	37,544	37,499

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$151,095	$161,582
Accounts receivable, net of allowance of $4,417 and $4,359, respectively	48,215	48,725
Income tax receivable	716	815
Other current assets	8,757	7,920

Total current assets	208,783	219,042

Property and equipment, net of accumulated depreciation of $38,825 and $38,772, respectively	18,920	21,366
Goodwill	125,418	125,505
Other intangible assets, net of accumulated amortization of $44,610 and $45,209, respectively	41,363	42,262
Deferred income taxes	2,722	2,712
Other assets	6,117	6,885

Total assets	$403,323	$417,772

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,137	$12,754
Accrued expenses	13,501	18,989
Accrued compensation	14,495	14,826
Customer accommodation and quantification	12,242	18,459
Deferred income tax liability — current	4,783	4,783
Deferred revenue	16,280	16,023

Total current liabilities	72,438	85,834

Deferred income taxes	16,635	15,151

Other non-current liabilities	2,065	2,143

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares; 37,544 and 37,544 shares issued and outstanding, respectively	236,574	236,412
Retained earnings	70,294	72,876
Accumulated other comprehensive income	5,317	5,356

Total shareholders’ equity	312,185	314,644

Total liabilities and shareholders’ equity	$403,323	$417,772

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Six months ended
	June 30,
	2008	2007
Operating activities:
Net income (loss)	$(2,582)	$4,000
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	8,658	7,883
Equity in income of affiliated company	(41)	(323)
Deferred income tax provision	1,491	974
Stock option expense	162	207
Provision for doubtful accounts	1,205	2,431
Loss on disposal of property and equipment	38	61
Changes in operating assets and liabilities excluding effects of acquisitions:
Accounts receivable	(1,334)	(4,088)
Income tax receivable	99	(267)
Insurance receivable	—	(11,143)
Other current assets	(837)	(511)
Other non-current assets	116	(52)
Accounts payable	(2,065)	1,613
Accrued expenses	(5,405)	(8,060)
Accrued compensation	(309)	297
Customer accommodation and quantification	(5,593)	(2,976)
Deferred revenue	172	(1,210)
Other non-current liabilities	8	1,962

Net cash used in operating activities	$(6,217)	$(9,202)

Investing activities:
Purchase of property and equipment	(3,078)	(4,137)
Capitalized software	(1,862)	(824)
Proceeds from sale of investments	692	—

Net cash used in investing activities	(4,248)	(4,961)

Financing activities:
Net cash provided by financing activities	—	—

Effect of exchange rate changes	(22)	32

Net decrease in cash and cash equivalents	(10,487)	(14,131)

Cash and cash equivalents — beginning of period	161,582	175,412

Cash and cash equivalents — end of period	$151,095	$161,281

Supplemental cash flow information:

Cash paid for income taxes	$263	$276

Accommodation payments paid with credits	$611	$1,288

The accompanying notes are an integral part of these consolidated financial statements

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
1. Description of Business
     MedQuist is the largest Medical Transcription Service Organization (MTSO) in the world, and a leader in technology enabled clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we employ approximately 5,600 skilled medical transcriptionists (MTs), making us the largest employer of MTs in the U.S. We believe our services and enterprise technology solutions — including mobile voice capture devices, speech recognition technologies, Web-based workflow platforms, and global network of MTs and editors — enable healthcare facilities to improve patient care, increase physician satisfaction, and lower operational costs.
Change In Majority Owner
     On August 6, 2008, CBaySystems Holdings Limited (CBaySystems Holdings), a company that is publicly traded on the AIM market of the London Stock Exchange with a portfolio of investments in medical transcription, which includes a company that competes in the medical transcription market, healthcare technology, and healthcare financial services, acquired a 69.5% ownership interest in MedQuist from Koninklijke Philips Electronics N.V. (Philips) for $11.00 per share (CBaySystems Holdings Purchase). Immediately prior to the closing of the CBaySystems Holdings Purchase, four of our directors affiliated with Philips resigned from our board of directors and four individuals affiliated with CBaySystems Holdings were appointed to our board of directors.
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
     Our common stock was relisted on the Global Market of The NASDAQ Stock Market LLC on July 17, 2008.
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
     These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information contained herein. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations. As permitted under GAAP, interim accounting for certain expenses is based upon full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon actual year to date income tax rates as permitted by Financial Accounting Standards Board (FASB) Interpretation 18, Accounting for Income Taxes in Interim Periods.
     Our accounting policies are set forth in detail in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
for the year ended December 31, 2007 filed with the SEC on March 17, 2008.
     In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157,” which delays for one year the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities. Nonfinancial instruments affected by this deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for these items did not have a material impact on our financial position, results of operations and cash flows. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access. Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves. Level 3: Inputs are unobservable data points that are not corroborated by market data. At June 30, 2008, we held two financial assets, cash and cash equivalents (Level 1) and our Executive Deferred Compensation Plan (EDCP) included in other current assets with a fair value of $975. We measure the fair value of our EDCP on a recurring basis using Level 2 (significant other observable) inputs as defined by SFAS 157. The adoption of SFAS 157 did not have a material impact on the basis for measuring the fair value of these items.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We did not elect the fair value option for any of our existing financial instruments as of June 30, 2008 and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.
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
     In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for us in January 2009. We are currently evaluating the impact, if any, SFAS 160 will have on our financial position, results of operations and cash flows.
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
     The FASB recently issued a Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
intangible asset under SFAS142. Paragraph 11 of SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement — that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in paragraph 11 of SFAS 142. We are currently evaluating the impact, if any, SFAS 142-3 will have on our financial position, results of operations or cash flows.
4. Stock-Based Compensation
     The following table summarizes our stock-based compensation expense related to employee stock options recognized under SFAS No. 123R, “Share Based Payment,” (SFAS 123R).

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Selling, general and administrative	$49	$34	$105	$58
Research and development	21	14	45	23
Cost of revenues	—	76	12	126

Total	$70	$124	$162	$207

     As of June 30, 2008, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $1,199 which is expected to be recognized over a weighted-average period of 4.3 years.
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
     In July 2004, our board of directors affirmed our June 2004 decision to indefinitely suspend the exercise and future grant of options under our stock option plans. For 10 of our former executives (who separated from us in 2005 and 2004) who held options that were vested as of their resignation date, our board of directors allowed their options to remain exercisable for the post-termination period commencing on the date that the suspension was lifted for the exercise of options. There were 704 options that qualified for this post-termination exercise period. The suspension was lifted on October 4, 2007 and all but 154 of these options terminated on February 1, 2008. A summary of these remaining options as of June 30, 2008 is as follows:

	Options exercisable(1)
			Average
	Number of	Intrinsic	Exercise
Range of Exercise Prices	Shares	Value	Price

$2.71 - $10.00	31	$65	$5.71
$10.01 - $20.00	47	—	$14.38
$20.01 - $70.00	76	—	$33.28

	154	$65

(1)	Of the remaining 154 options, 12 were exercised in July 2008 and the remaining 142 expire on October 3, 2009.
     The extension of the life of the awards was recorded as a modification of the grants in 2005 and 2004. Under Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees,” (APB 25), the modification created intrinsic value for vested stock if the market value of the stock on the date of termination exceeded the exercise price. Therefore, these grants required an immediate recognition of the compensation expense with an offsetting credit to common stock. No charges were incurred for the three and six month periods ended June 30, 2008 and 2007.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     Information with respect to our common stock options is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding, December 31, 2007	2,359	$31.08
Forefeited	(2)	$17.45
Canceled	(762)	$40.09

Outstanding, June 30, 2008	1,595	$26.80	3.7	$65

Exercisable, June 30, 2008	1,396	$29.03	2.9	$65

Options vested and expected to vest as of June 30, 2008	1,566	$27.09	3.6	$65

     The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of in-the-money options.
     There were no options granted or exercised during the six months ended June 30, 2008 and 2007.
     A summary of outstanding and exercisable common stock options as of June 30, 2008 is as follows:

Options outstanding				Options exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	(in years)	Price	of Shares	Price
$2.71 - $10.00	30	1.3	$5.71	30	$5.71
$10.01 - $20.00	569	5.6	$14.80	369	$16.75
$20.01 - $30.00	658	3.1	$26.41	658	$26.41
$30.01 - $40.00	121	1.5	$32.89	121	$32.89
$40.01 - $70.00	217	2.0	$58.88	217	$58.88

	1,595	3.7	$26.80	1,395	$29.03

     As of June 30, 2008, there were 1,019 additional options available for grant under our stock option plans. When we became current in our reporting obligations with the SEC on October 4, 2007, certain executive officers, in accordance with their employment agreements, received a grant of an aggregate of 200 options with an exercise price equal to the grant date market value of our common stock on October 4, 2007.
5. Other Comprehensive Income (Loss)
     Other comprehensive income (loss) was as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$1,835	$5,886	$(2,582)	$4,000
Foreign currency translation adjustment	65	408	(39)	402

Comprehensive income (loss)	$1,900	$6,294	$(2,621)	$4,402

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
     The following table reflects the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$1,835	$5,886	$(2,582)	$4,000

Weighted average shares outstanding:
Basic	37,544	37,484	37,544	37,484
Effect of dilutive shares	9	13	—	15

Diluted	37,553	37,497	37,544	37,499

Net income (loss) per share:
Basic	$0.05	$0.16	$(0.07)	$0.11
Diluted	$0.05	$0.16	$(0.07)	$0.11
     The computation of diluted net income (loss) per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net loss per share. For the six months ended June 30, 2008 we had a net loss. As a result, any assumed conversions would result in reducing the net loss per share and, therefore, are not included in the calculation. Shares having an anti-dilutive effect on net loss per share and, therefore, excluded from the calculation of diluted net loss per share, totaled 1,565 shares for the six months ended June 30, 2008.
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
     In the fourth quarter of 2005, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers to Accommodation Customers in the aggregate amount of $65,413. In 2006, this amount was adjusted by a net additional amount of $1,157 based on a refinement of the Accommodation Analysis resulting in an aggregate amount of $66,570. By accepting our accommodation offer, an Accommodation Customer must agree, among other things, to release us from any and all claims and liability regarding certain billing related issues.
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
     The following is a summary of the financial statement activity for the periods indicated related to the customer accommodation and the Quantification which is included as a separate line item in the accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007:

	Six months ended	Year ended
	June 30, 2008	December 31, 2007
Beginning balance	$18,459	$24,777
Payments and other adjustments	(5,606)	(3,723)
Credits	(611)	(2,595)

Ending balance	$12,242	$18,459

8. Cost of Investigation and Legal Proceedings, Net
     For the three months ended June 30, 2008 and 2007, we recorded a charge of $1,728 and a credit of ($6,638), respectively, and for the six months ended June 30, 2008 and 2007, we recorded a charge of $8,126 and a credit of ($4,897), respectively for costs associated with the Review and Management’s Billing Assessment, as well as defense and other costs associated with governmental investigations and civil litigation, including, in 2007, $197 of consulting services provided by Nightingale and Associates, LLC (Nightingale), a management consulting company specializing in turnarounds and crisis management, that we deemed to be unusual in nature. Howard Hoffmann, our former President and Chief Executive Officer, provided services to us pursuant to the terms of an agreement between us and Nightingale. Nightingale also provided certain consulting services to us related to the Review and Management’s Billing Assessment. The agreement with Nightingale was terminated consensually on June 10, 2008, which was also the date that Mr. Hoffmann ceased being our President and Chief Executive Officer. These costs are net of insurance claim reimbursements. We record insurance claims when the realization of the claim is probable. The following is a summary of the amounts recorded as Cost of investigation and legal proceedings, net, in the accompanying consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Legal fees	$1,606	$4,369	$6,267	$8,846
Other professional fees	122	843	359	1,444
Nightingale services	—	—	—	197
Insurance recoveries and claims	—	(11,850)	—	(15,386)
Other	—	—	1,500	2

Total	$1,728	$(6,638)	$8,126	$(4,897)

     Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs. In 2007, insurance recoveries and claims represent insurance recoveries ($4,243) and insurance claims ($11,143). The insurance claims were recorded in other current assets and payment related to these claims was received in the third quarter of 2007. We do not expect to receive any

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
additional insurance recoveries in the future. The 2008 Other amount of $1,500 is for the proposed settlement of all claims related to the consolidated medical transcriptionists putative class action.
9. Restructuring Plans
2007 Restructuring Plans
     During the third quarter of 2007, we implemented a restructuring plan related to a reduction in workforce of 104 employees as a result of the refinement of our centralized national services delivery model. In addition, during the fourth quarter of 2007, we implemented a restructuring plan related to an additional reduction in workforce of 183 employees attributable to our efforts to reduce costs. All of the restructuring costs incurred are severance related. The table below reflects the financial statement activity related to the 2007 Plan which is included in accrued expenses in the accompanying consolidated balance sheets:

	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007
	Total Severance	Total Severance
Beginning balance	$1,493	$2,263
Reversal	(45)	—
Cash paid	(1,417)	(770)

Ending balance	$31	$1,493

     In the second quarter of 2008, we reversed $45 related to the 2007 restructuring plan because certain employee severance expenses will not be incurred. The remainder of payments related to the 2007 restructuring plans will be made by the end of 2008.
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

	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007
	Total Non-Cancelable	Total Non-Cancelable
	Leases	Leases
Beginning balance	$126	$648
Additional charge	—	322
Cash paid	(70)	(844)

Ending balance	$56	$126

     The remainder of payments related to the 2005 Plan will be made by 2009 for non-cancelable leases.
10. Income Taxes
     Our consolidated income tax expense consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable period as well as state and foreign income taxes offset by the reversal of certain state tax reserves due to the expiration of the statutes of limitations. We have recorded a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years.
     Under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (FIN 48), we classify penalties and interest related to uncertain tax positions as part of income tax expense. There were no material changes to

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
our uncertain tax positions, including penalties and interest for the three and six months ended June 30, 2008.
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
     The U.S. Department of Labor (DOL) conducted a formal investigation into the administration of our 401(k) plan. We fully cooperated with the DOL from the inception of its investigation in 2004 and we complied with information and document requests by the DOL. In April 2008, we made an additional contribution of approximately $41 to our 401(k) plan and certain current or former plan participants in an attempt to resolve the DOL investigation. In July 2008, we received written confirmation from the DOL that it has concluded its investigation.
     Developments relating to the SEC and/or DOJ investigations may continue to represent various risks and uncertainties that could materially and adversely affect our business and our historical and future financial condition, results of operations and cash flows.
Customer Litigation
     South Broward Putative Class Action
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
     On March 10, 2008, the parties reached agreement on settlement terms resolving all claims by the named plaintiffs. The parties entered into a final settlement agreement on or about May 21, 2008. Under the parties’ agreement, we made a lump sum payment of $7,520 to resolve all claims by the individual named plaintiffs and certain other additional putative class members represented by plaintiffs’ counsel but not named in the action. We have accrued the entire amount of this lump sum payment, $5,205 of which was accrued during 2005, in the accompanying consolidated balance sheet as of December 31, 2007. Neither we, nor any of the individual defendants, admitted to any liability or any wrongdoing in connection with the settlement. On June 16, 2008, the District Court dismissed the case with prejudice in its entirety and without costs. Because the settlement is not be on a class-wide basis, no class will be certified and thus there is no requirement to give notice.
     Kaiser Litigation
     On June 6, 2008, plaintiffs Kaiser Foundation Health Plan, Inc., Kaiser Foundation Hospitals, The Permanente Medical Group, Inc., Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc., and Kaiser Foundation Health Plan of Colorado (collectively, Kaiser) filed suit against MedQuist Inc. and MedQuist Transcriptions, Ltd. (collectively, MedQuist) in the Superior Court of the State of California in and for the County of Alameda. The action is entitled Foundation Health Plan Inc., et al v. MedQuist Inc. et al., Case No. CV-078-03425 PJH. The complaint asserts five causes of action, for common law fraud, breach of contract, violation of California Business and Professions Code section 17200, unjust enrichment, and a demand for an accounting. More specifically, Kaiser alleges

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
that MedQuist fraudulently inflated the payable units of measure in medical transcription reports generated by MedQuist for Kaiser pursuant to the contracts between the parties. The damages alleged in the complaint include an estimated $7 million in compensatory damages, as well as punitive damages, attorneys’ fees and costs, and injunctive relief. MedQuist contends that it did not breach the contracts with Kaiser, or commit the fraud alleged, and it intends to defend the suit vigorously. MedQuist removed the case to the United States District Court for the Northern District of California, and has filed motions to dismiss Kaiser’s complaint and to transfer venue of the case to the United Stated District Court for the District of New Jersey. The parties participated in mediation on July 24, 2008, but the case was not settled. An initial case management conference has been set for October 23, 2008.
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
     On January 4, 2008, the Court entered a Consent Order ordering our opposition to the motion for class certification to be filed by March 14, 2008, plaintiffs’ reply brief to be filed by May 14, 2008 and setting oral argument for June 2, 2008. No date has been set for trial. On January 9, 2008, the Court entered a Consent Order extending the deadline for the parties to complete depositions of identified witnesses through February 15, 2008. We have now deposed each of the named plaintiffs and all witnesses who offered declarations in support of plaintiffs’ motion for class certification, and plaintiffs have deposed numerous MedQuist present and former employees. On February 8, 2008, plaintiffs indicated that they would seek leave to file an amended class certification brief to narrow their claims. On February 19, 2008, the parties exchanged their Initial Disclosures. Plaintiffs’ disclosures limited their damages estimate to $41.0 million related to alleged underpayment on the MedRite transcription platform; however, plaintiffs stated that they were continuing to analyze potential undercounting and would supplement their damages claim. On March 10, 2008, plaintiffs moved for leave to file an amended motion for class certification dropping all allegations involving our DEP transcription platform and narrowing the claims asserted regarding the legacy MTS transcription platform. We did not oppose plaintiffs’ motion for leave. On March 11, 2008, the Court granted plaintiffs’ motion, ordering us to file our opposition to plaintiffs’ amended motion for class certification by April 4, 2008 and ordering plaintiffs to file their reply by May 23, 2008. On April 4, 2008, we filed our opposition to plaintiffs’ amended motion for class certification.
     On or about April 21, 2008, the parties reached a tentative settlement of all claims in exchange for payment by MedQuist of $1.5 million plus certain injunctive relief. The parties are in the process of documenting their agreement. The court has been notified of the tentative settlement and the lawsuit has been stayed while the parties continue to negotiate the settlement documentation. The tentative settlement contemplates notice to a settlement class consisting of all medical transcriptionists paid by the line for the period from November 29, 1998 through execution of the stipulation of settlement and is conditioned on final approval by the court. Neither MedQuest, nor any other party, has admitted or will admit liability or any wrongdoing in connection with the proposed settlement.
Shareholder Litigation
     Costa Brava Partnership III, L.P. Shareholder Litigation
     Annual Meeting and Books and Records Claims
     On October 9, 2007, a single count Complaint and an Order to Show Cause were filed against us in the Superior Court of New Jersey, Chancery Division, Burlington County by one of our shareholders. The action, entitled Costa Brava Partnership III, L.P. v. MedQuist Inc. (Bur-C-0149-07), sought to compel us to hold an annual meeting of shareholders (Annual Meeting Claim).
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
     In December 2007, we agreed to hold our annual meeting of shareholders on December 31, 2007. This resolved the Annual Meeting Claim. Prior to the annual meeting, we produced to plaintiff certain additional books and records that plaintiff requested in the Books and Records Claim. Thereafter, on January 24, 2008, we filed an opposition to plaintiff’s Order to Show Cause to compel access to the remaining books and records. On February 4, 2008, plaintiff filed a reply brief. In June 2008, we and the plaintiff settled the Books and Records Claim on terms acceptable for all parties. No monetary payments were made by either party and each party was responsible for its own attorneys’ fees and costs incurred in the litigation.
     Claim for Preliminary and Injunctive Relief

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     On July 30, 2008, Costa Brava Partnership III, L.P. filed a verified complaint and jury demand in the United States District Court District of New Jersey against MedQuist Inc., Philips, CBay Inc., CBaySystems Holdings, SAC Capital Management, LLC, SAC Private Capital Group, LLC, SAC PEI CB Investment, L.P., and four of our former, non-independent directors, Clement Revetti, Jr., Gregory M. Sebasky and Scott M. Weisenhoff and Edward H. Siegel. It subsequently filed a first amended complaint on August 1, 2008. The amended complaint alleges that the defendants violated the Clayton Act, the New Jersey Shareholder Protection Act, and federal securities laws, by engaging in certain actions that were anti-competitive, harmful to us and in furtherance of the CBaySystems Holdings purchase of Philips’ stock in MedQuist. Certain of the claims are purportedly asserted derivatively on our behalf. On August 1, 2008, the plaintiff also sought an ex parte temporary restraining order and entry of an order to show cause requiring the defendants to appear and show cause why a preliminary injunction should not be issued enjoining the complained of actions. A hearing was held on the preliminary injunction motion on August 5, 2008. At the conclusion of the hearing, the Court denied the request for a temporary restraining order and denied the request to enter an order to show cause. The Court ruled that the plaintiff had not met the standards for injunctive relief, including a showing of likelihood of success on the merits or irreparable harm. The Court allowed the plaintiff two weeks to file a further amended complaint, and directed the parties to engage in discovery on an expedited schedule. We deny any liability and intend to defend this action vigorously.
     Kahn Putative Class Action
     A shareholder putative class action lawsuit was filed against us in the Superior Court of New Jersey, Chancery Division, Burlington County. The action, entitled Alan R. Kahn v. Stephen H. Rusckowski, et al., Docket No. BUR-C-000007-08, was filed with the Court on January 22, 2008 against us, Philips and four of our former non-independent directors, Clement Revetti, Jr., Stephen H. Rusckowski, Gregory M. Sebasky and Scott Weisenhoff. Plaintiff purports to bring the action on his own behalf and on behalf of all current holders of our common stock. The complaint alleged that defendants breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by purportedly agreeing to and initiating a process for our sale or a change of control transaction which will allegedly cause harm to plaintiff and the putative class. Plaintiff sought damages in an unspecified amount, plus costs and interest, a judgment declaring that defendants breached their fiduciary duties and that any proposed transactions regarding our sale or change of control are void, an injunction preventing our sale or any change of control transaction that is not entirely fair to the class, an order directing us to appoint three independent directors to our board of directors, and attorneys’ fees and expenses.
     On June 12, 2008, plaintiff filed an amended class action complaint against us, eight of our current and former directors, and Philips in the Superior Court of New Jersey, Chancery Division. In the amended complaint, plaintiff alleges that our current and former directors breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by not permitting our public shareholders the opportunity to decide whether they wanted to participate in a share purchase offer with non-party CBaySystems Holdings that would have allowed the public shareholders to sell their shares of our common stock for an amount above market price. Plaintiff further alleges that CBaySystems Holdings also made the share purchase offer to our majority shareholder, Philips, and that Philips breached its fiduciary duties by accepting CBaySystems Holdings’ offer. Based on these allegations, plaintiff seeks declaratory, injunctive, and monetary relief from all defendants.
     On July 14, 2008, we moved to dismiss plaintiff’s amended class action complaint, arguing (1) that plaintiff’s amended class action complaint did not allege that we engaged in any wrongdoing which supported a breach of fiduciary duty claim and (2) that a breach of fiduciary duty claim is not legally cognizable against a corporation. Plaintiff filed an opposition to our motion to dismiss on July 21, 2008. The Court will hold oral argument on our motion some time in October 2008.
     We deny any liability and intend to defend this action vigorously.
     Newcastle Shareholder Litigation
     On June 30, 2008, Newcastle Partners, L.P. (Newcastle), a shareholder affiliated with one of our directors, derivatively on our behalf, filed an action against Philips, CBaySystems Holdings, Cbay Inc., Stephen H. Rusckowski, Clement Revetti, Jr., Greg Sebasky, Jr., Scott M. Weisenhoff and Edward H. Siegel, each of whom is one of our former non-independent directors, in the Superior Court of New Jersey, Chancery Division, Burlington County. The complaint also named us as a “Nominal Defendant,” meaning that no monetary relief is being sought against us.
     On July 9, 2008, Newcastle amended the complaint to add Arklow Master Fund, Ltd. (Arklow), one of our shareholders and affiliated with one of our directors, as an additional plaintiff. Plaintiffs allege

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
that defendants have taken steps to sell Philips’ entire interest in MedQuist (i.e., 69.5% of our outstanding shares) to CBaySystems Holdings and CBay Inc. (collectively, CBay). Plaintiffs assert four counts in the complaint. First, plaintiffs contend that Rusckowski, Revetti, Sebasky, Weisenhoff and Siegel (collectively, the Philips Directors), who are also senior officers of Philips, breached their fiduciary duties, to the Company by taking steps to consummate the proposed sale of Philips’ shares in MedQuist to CBay Inc. that will adversely affect the Company. Second, plaintiffs aver that all of the defendants, individually and together, aided and abetted the Philips Directors’ breach of their fiduciary duties. In light of the first two counts, plaintiffs sought injunctive relief (including an order enjoining the proposed sale of Philips’ shares in MedQuist to CBay Inc.), declaratory relief and attorneys’ fees and costs. Third, as an alternative form of relief, plaintiffs plead that in the event that Philips sells its stake in MedQuist, plaintiffs demand a declaration that a certain agreement related to the governance of the Company remain in full force and effect. Fourth, plaintiffs assert that CBay breached the standstill provision contained in an April 2008 confidentiality agreement between us and CBay and demand an injunction to prevent CBay from violating that agreement.
     On July 8, 2008, Newcastle filed an Application for an Order to Show Cause (OSC) to (i) preliminarily enjoin Philips and CBay from consummating the sale of Philips’ MedQuist stock to CBay; (ii) preliminarily enjoin the Philips Directors from taking any action to consummate the proposed sale; and (iii) preliminarily enjoin CBay from violating the Confidentiality Agreement. As part of the relief requested in the OSC, plaintiffs sought a Temporary Restraining Order (TRO) that would restrain all defendants from taking any action in violation of the proposed OSC until a preliminary injunction hearing could be held.
     On July 9, 2008, counsel for MedQuist, Philips, the Philips Directors, CBay, Newcastle and Arklow appeared before Judge Michael Hogan of the Superior Court of New Jersey, for a hearing on the TRO application. After entertaining argument from the parties, Judge Hogan denied the TRO application. Judge Hogan scheduled a preliminary injunction hearing for July 31, 2008 and ordered expedited discovery. The parties subsequently agreed to an expedited discovery schedule, as well as a briefing schedule on OSC for a preliminary injunction. The hearing was held on July 31, 2008, and on August 1, 2008, the Court issued an order denying plaintiffs’ motion seeking preliminary injunctive relief. The Court found, among other things, that the plaintiffs failed to establish by clear and convincing evidence a reasonable probability of success on their underlying claims, or that absent injunctive relief they would suffer immediate irreparable harm.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     Reseller Arbitration Demand
     On October 1, 2007, we received from counsel to nine current and former resellers of our products (Claimants), a copy of an arbitration demand filed by the Claimants, initiating an arbitration proceeding styled Diskriter, Inc., Electronic Office Systems, Inc., Milner Voice & Data, Inc., Nelson Systems, Inc., NEO Voice and Communications, Inc., Office Business Systems, Inc., Roach-Reid Office Systems, Inc., Stiles Office Systems, Inc., and Travis Voice and Data, Inc. v. MedQuist Inc. and MedQuist Transcriptions, Ltd. (collectively MedQuist) (filed on September 27, 2007, AAA, 30-118-Y-00839-07). The arbitration demand purports to set forth claims for breach of contract; breach of covenant of good faith and fair dealing; promissory estoppel; misrepresentation; and tortious interference with contractual relations. The Claimants allege that we breached our written agreements with the Claimants by: (i) failing to provide reasonable training, technical support, and other services; (ii) using the Claimants’ confidential information to compete against the Claimants; (iii) directly competing with the Claimants’ territories; and (iv) failing to make new products available to the Claimants. In addition, the Claimants allege that we made false oral representations that we: (i) would provide new product, opportunities and support to the Claimants; (ii) were committed to continuing to use Claimants; (iii) did not intend to create our own sales force with respect to the Claimants’ territory; and (iv) would stay out of Claimants’ territories and would not attempt to take over the Claimants business and relationships with the Claimants’ customers and end-users. The Claimants assert that they are seeking damages in excess of $24.3 million. We also moved to dismiss MedQuist Inc. as a party to the arbitration since MedQuist Inc. is not a party to the Claimants’ agreements, and accordingly, has never agreed to arbitration. The AAA initially agreed to rule on these matters, but then decided to defer a ruling to the panel of arbitrators selected pursuant to the parties’ agreements (Panel). In response, we informed the Panel that a court, not the Panel, should rule on these issues. When it appeared that the Panel would rule on these issues, we initiated a lawsuit in the Superior Court of DeKalb County (the Court) and requested an injunction enjoining the Panel from deciding these issues. The Court denied the request, and indicated that a new motion could be filed if the Panel’s ruling was adverse to MedQuist Inc. or MedQuist Transcriptions, Ltd. On May 6, 2008, the Panel dismissed MedQuist Inc. as a party, but ruled against our opposition to a consolidated arbitration. We asked the Court to stay the arbitration in order to review that decision. The Court initially granted the stay, but later lifted the stay. The Court did not make any substantive rulings regarding consolidation, and in fact, left that decision and others to the assigned judge, who was unable to hear those motions. Accordingly, until further order of the Court, the arbitration will proceed forward.
     We filed an answer and counterclaim in the arbitration, which generally denied liability. In the lawsuit, the defendants filed a motion to dismiss alleging that the our complaint failed to state an actionable claim for relief. On July 25, 2008, we filed our response which opposed the motion to dismiss in all respects. Discovery has now commenced in both the arbitration and the lawsuit. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.
     Anthurium Patent Litigation
     On November 6, 2007, Anthurium Solutions, Inc. filed an action entitled Anthurium Solutions, Inc. v. MedQuist Inc., et al., Civil Action No. 2-07CV-484, in the United States District Court for the Eastern District of Texas, alleging that we infringed and continue to infringe United States Patent No. 7,031,998 through our DEP transcription platform. The complaint also alleges patent infringement claims against Spheris, Inc. and Arrendale Associates, Inc. The complaint seeks injunctive relief and unspecified damages, including enhanced damages and attorneys’ fees. We filed our answer on January 15, 2008 and counterclaimed seeking a declaratory judgment of non-infringement and invalidity. Plaintiff filed its preliminary infringement contentions on May 2, 2008. Our investigation of the claims is ongoing. We believe that the claims asserted have no merit and intend to vigorously defend the suit.
     Other Matters
     From time to time, we have been involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the outcome of such actions will not have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.
     We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of June 30, 2008 or December 31, 2007 related to these indemnification provisions.
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
     We are a party to various agreements with Philips, our former majority shareholder. All material transactions between Philips and us have been reviewed and approved by the supervisory committee of our board of directors. The supervisory committee is comprised of directors independent from Philips. Listed below is a summary of our material agreements with Philips.
     On August 6, 2008, the supervisory committee of our board of directors was eliminated by our board of directors after the consummation of the CBaySystems Holdings Purchase. We are not a party to any material agreements with CBaySystems Holdings.
     Licensing Agreement
     We are a party to a Licensing Agreement with Philips Speech Processing GmbH, an affiliate of Philips which is now known as Philips Speech Recognition Systems GmbH (PSRS), on May 22, 2000 (Licensing Agreement). The Licensing Agreement was subsequently amended by the parties as of January 1, 2002, February 23, 2003, August 10, 2003, September 1, 2004, December 30, 2005 and February 13, 2007.
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
     Upon the expiration of its initial term on June 28, 2005, the Licensing Agreement was renewed for an additional five year term. As part of the CBaySystems Holdings Purchase, Philips waived its ability to terminate the Licensing Agreement until the expiration of the current renewal term, conditioned upon a similar waiver from us.
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
     Equipment Purchases
     We purchase certain dictation related equipment from Philips.
     Insurance Coverage
     Prior to the closing of the CBaySystems Holdings Purchase on August 6, 2008, we obtained all of our business insurance coverage (other than workers’ compensation) through Philips. As of August 7, 2008, we have insurance policies through CbaySystems Holdings.
     Purchasing Agreements
     For each of the three years ended December 31, 2007 we entered into annual letter agreements with Philips Electronics North America Corporation (PENAC), an affiliate of Philips, to purchase products and services from certain suppliers under the terms of the prevailing agreements between such suppliers and PENAC. As of January 1, 2008, we are no longer a party to an agreement with PENAC to purchase the aforementioned products and services.
     CBaySystems Holdings Purchase
     Philips will reimburse us for certain incremental and direct costs incurred by us in connection with the CBaySystems Holdings Purchase. These costs totaled $119 for the three and six months ended June 30, 2008 and $0 for the three and six months ended June 30, 2007.
     From time to time prior to the CBaySystems Holdings Purchase, we entered into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $0 and $0 for the three months ended June 30, 2008 and 2007, respectively, and $39 and $0 for the six months ended June 30, 2008 and 2007, respectively.
     Our consolidated balance sheets as of June 30, 2008 and December 31, 2007 reflect other assets related to Philips of $955 and $1,003, respectively, and accrued expenses due to Philips of $2,413 and $1,534, respectively.
     Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three and six months ended June 30, 2008 and 2007. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of operations.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Licensing agreement	$910	$588	$1,715	$1,102
OEM supply agreement	625	135	1,500	301
Equipment purchases	188	150	489	321
Insurance coverage	167	840	334	1,561
Purchasing agreement	—	40	—	40
CBay Transaction	(119)	—	(119)	—
Other	—	—	(39)	—

Total	$1,771	$1,753	$3,880	$3,325

     On July 29, 2004, we entered into an agreement with Nightingale under which Nightingale agreed to provide interim chief executive officer services to us. On July 30, 2004, our board of directors appointed Howard S. Hoffmann to serve as our non-employee chief executive officer. Mr. Hoffmann served as the Managing Partner of Nightingale. With the departure of our former president in May 2007, our board of directors appointed Mr. Hoffmann to the additional position of president in June 2007. Mr. Hoffmann served as our president and chief executive officer pursuant to the terms of the agreement between us and Nightingale which was amended on March 14, 2008 (Amendment). The Amendment, among other things, extended the term of Mr. Hoffmann’s role as our president and chief executive officer through August 1, 2008. Our agreement with Nightingale also permitted us to engage additional personnel employed by Nightingale to provide consulting services to us from time to time. Mr. Hoffman’s service as president and chief executive officer and the related engagement of Nightingale terminated consensually on June 10, 2008.
     For the three months ended June 30, 2008 and 2007, we incurred charges of $432 and $764, respectively, and for the six months ended June 30, 2008 and 2007, we incurred charges of $1,073 and $1,487, respectively for Nightingale services. From February 1, 2007 through June 10, 2008, the Nightingale charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations due to Nightingale’s focus on operational matters instead of the Review and Management’s Billing Assessment. Prior to February 1, 2007, charges related to Nightingale were recorded in cost of investigation and legal proceedings, net (see Note 8). As of June 30, 2008 and December 31, 2007, accrued expenses included $40 and $400, respectively, for amounts due to Nightingale for services performed.
13. Investment in A-Life Medical, Inc. (A-Life)
     As of June 30, 2008 and December 31, 2007, we had an investment of $6,056 and $6,016, respectively, in A-Life, a privately held entity which provides advanced natural language processing technology for the medical industry. Our investment is recorded under the equity method of accounting since we owned 33.6% of A-Life’s outstanding voting shares as of June 30, 2008 and December 31, 2007. Our investment in A-Life is recorded in other assets in the accompanying condensed consolidated balance sheets.
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
     In January 2008, we recorded $438 of other income related to this transaction.
14. Subsequent Events
     On July 14, 2008, we announced that our board of directors had declared a dividend of $2.75 per share of our common stock. The dividend, aggregating $103,300, was paid on August 4, 2008 to shareholders of record as of the close of business on July 25, 2008.
     On July 17, 2008, we announced that our common stock began trading on the Global Market of The NASDAQ Stock Market LLC

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
under the ticker symbol “MEDQ.” The Company had been trading on the “pink sheets” since 2004.
     On August 6, 2008, the CBaySystems Holdings Purchase was consummated.

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
•	each of the factors discussed in this Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as risks discussed elsewhere in this report;

•	each of the matters discussed in Part II, Item 1, Legal Proceedings;

•	difficulties relating to our significant management turnover;

•	our ability to recruit and retain qualified medical transcriptionists (MTs) and other employees;

•	the impact of our new services and products on the demand for our existing services and products;

•	our current dependence on medical transcription for substantially all of our business;

•	our ability to expand our customer base;

•	changes in law, including, without limitation, the impact Health Insurance Portability and Accountability Act of 1996 (HIPAA) will have on our business;

•	infringement on the proprietary rights of others;

•	our ability to diversify into other businesses;

•	our ability to effectively integrate newly-acquired operations, if any;

•	competitive pricing pressures in the medical transcription industry and our response to those pressures; and

•	general conditions in the economy and capital markets.
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
Executive Overview
     We are the largest Medical Transcription Service Organization (MTSO) in the world, and a leader in technology enabled clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we employ approximately 5,600 skilled Medical Transcriptionists (MTs), making us the largest employer of MTs in the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition and electronic signature services.
     We were incorporated in New Jersey in 1984 and reorganized in 1987 as a group of outpatient healthcare businesses affiliated with a non-profit healthcare provider. In May 1994, we acquired our first medical transcription business. Through the date of this report, we have acquired over 50 companies. By the end of 1995, we had divested all of our non-medical transcription businesses.

     On August 6, 2008, CBaySystems Holdings Limited (CBaySystems Holdings) purchased Koninklijke Philips Electronics N.V.’s (Philips) 69.5% interest in MedQuist. CBaySystems Holdings is a company that is publicly traded on the AIM market is the London Stock Exchange with a portfolio of investments in medical transcription, which includes a company that competes in the medical transcription market, healthcare technology, and healthcare financial services.
     In 2001, we acquired Speech Machines, a company based in the United Kingdom, whose technology has since developed into our DocQment™ Enterprise Platform (DEP). In 2002, we began the process of migrating our customers to our DEP from our many disparate transcription platforms and completed this process in the first quarter of 2007. As a result of this process, we encountered customer attrition.
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
     During this same period there have been several significant developments in the medical transcription industry, including:
•	A shortage of qualified domestic MTs has increased the demand for outsourced medical transcription services by U.S.-based healthcare providers. This demand for qualified MTs, as well as budgetary pressures experienced by healthcare providers, has also caused many more U.S.-based healthcare providers to evaluate and consider the use of offshore medical transcription labor;

•	Several low cost providers have emerged and aggressively moved into our market offering medical transcription services (performed both domestically and offshore) at prices significantly below our traditional price point. One of these low cost providers is owned by CBaySystems Holdings. While we believe the market for outsourced medical transcription continues to expand, the growing acceptance by customers of the use of offshore labor has further increased the competitive environment in the medical transcription industry;

•	Technological advances by us and our competitors which have reduced the length of time required to transcribe medical reports, in turn reducing the overall cost of medical transcription services; and

•	Increasing requirements for electronic medical records, driving up demand for transcription services in some cases where records used to be paper based, and driving down demand in other cases as customers attempt to implement electronic medical records.
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
     Cost of investigation and legal proceedings, net
     Cost of investigation and legal proceedings, net include legal fees incurred in connection with investigations by the U.S. Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ) and proceedings and the defense of civil litigation matters described in Part II, Item 1, Legal Proceedings in this report, litigation support consulting, and consulting services provided by Nightingale and Associates, LLC (Nightingale) prior to February 1, 2007, net of insurance claims reimbursement.
Consolidated Results of Operations
     The following tables set forth our consolidated results of operations for the periods indicated below:

Comparison of Three Months Ended June 30, 2008 and 2007

	Three months ended June 30,
	2008		2007
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change

Net revenues	$82,454	100.0%	$88,692	100.0%	$(6,238)	(7.0%)

Operating costs and expenses:
Cost of revenues	58,015	70.4%	66,283	74.7%	(8,268)	(12.5%)
Selling, general and administrative	12,804	15.5%	17,917	20.2%	(5,113)	(28.5%)
Research and development	3,735	4.5%	2,823	3.2%	912	32.3%
Depreciation	2,996	3.6%	2,640	3.0%	356	13.5%
Amortization of intangible assets	1,373	1.7%	1,358	1.5%	15	1.1%
Cost of investigation and legal proceedings, net	1,728	2.1%	(6,638)	(7.5%)	8,366	(126.0%)
Restructuring charges	(45)	(0.1%)	125	0.1%	(170)	(136.0%)

Total operating costs and expenses	80,606	97.8%	84,508	95.3%	(3,902)	(4.6%)

Operating income	1,848	2.2%	4,184	4.7%	(2,336)	(55.8%)

Equity in income of affiliated company	25	0.0%	63	0.1%	(38)	(60.3%)
Interest income, net	895	1.1%	2,073	2.3%	(1,178)	(56.8%)

Income before income taxes	2,768	3.4%	6,320	7.1%	(3,552)	(56.2%)

Income tax provision	933	1.1%	434	0.5%	499	115.0%

Net income	$1,835	2.2%	$5,886	6.6%	$(4,051)	(68.8%)

Net revenues
     Net revenues decreased $6.2 million, or 7.0%, to $82.5 million for the three months ended June 30, 2008 compared with $88.7 million for the three months ended June 30, 2007. This decrease was attributable primarily to:
•	reduced service revenues of $5.8 million resulting from lower medical transcription volume and pricing to both new and existing customers. Pricing pressures are still a concern with our existing and potential customers seeking opportunities to reduce costs, particularly through the utilization of offshore labor. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers primarily in the second half of 2007; and

•	reduced revenues from our technology products of $0.5 million .
Cost of revenues
     Cost of revenues decreased $8.3 million, or 12.5%, to $58.0 million for the three months ended June 30, 2008 compared with $66.3 million for the three months ended June 30, 2007. This decrease was attributable primarily to:
•	reduced medical transcription payroll costs of $4.9 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues.

•	reduced technology product costs of $0.6 million due to the reduction of our technology product revenue; and

•	reduced other costs of $2.8 million resulting from headcount reductions taken to better align our overhead costs with our lower revenue levels.

     As a percentage of net revenues, cost of revenues decreased to 70.4% for the three months ended June 30, 2008 from 74.7% for the same period in 2007, as a result largely of our increased use of speech recognition technology and actions taken to better align our fixed costs with our lower revenue levels.
Selling, general and administrative
     SG&A expenses decreased $5.1 million, or 28.5%, to $12.8 million for the three months ended June 30, 2008 compared with $17.9 million for the three months ended June 30, 2007. This decrease was attributable primarily to expenses in 2007 which did not repeat in 2008 including audit fees of $2.1 million related to the consolidated financial statements and the internal control over financial reporting for years 2003 through 2007; $1.4 million associated with the separation of certain members of our executive management; and $0.6 million for insurance premiums in the second quarter of 2007 triggered by our receipt of certain levels of insurance recovery. In addition, compensation expense for the three months ending June 30, 2008 was lower by $1.0 million as a result of headcount reductions to better align our overhead costs with lower revenue levels. SG&A expenses as a percentage of net revenues were 15.5% for the three months ended June 30, 2008 compared with 20.2% for the same period in 2007.
Research & development
     R&D expenses increased $0.9 million, or 32.3%, to $3.7 million for the three months ended June 30, 2008 compared with $2.8 million for the three months ended June 30, 2007. This increase was due to increased headcount and staffing costs associated with additional investments in our industry leading DEP technology of $0.7 million and other miscellaneous expenses of $0.2 million. R&D expenses as a percentage of net revenues were 4.5% for the three months ended June 30, 2008 compared with 3.2% for the three months ended June 30, 2007.
Depreciation
     Depreciation expense increased $0.4 million, or 13.5%, to $3.0 million for the three months ended June 30, 2008 compared with $2.6 million for the three months ended June 30, 2007. This increase was the result primarily of several assets being purchased in the latter part of 2007. Depreciation expense as a percentage of net revenues was 3.6% for the three months ended June 30, 2008 compared with 3.0% for the same period in 2007.
Cost of investigation and legal proceedings, net
     Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings, net. These costs and expenses increased $8.4 million, or 126.0%, to $1.7 million for the three months ended June 30, 2008 compared with ($6.6) million for the three months ended June 30, 2007. This increase in costs was due primarily to the recognition of $11.9 million of insurance claims in 2007 that did not occur in 2008 offset by a decrease of $3.5 million in legal fees in connection with the SEC and DOJ investigation and proceedings and the defense of civil litigation matters.
Interest income, net
     Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net decreased $1.2 million, or 56.8%, to $0.9 million for the three months ended June 30, 2008 compared with $2.1 million for the three months ended June 30, 2007. This decrease was attributable to lower weighted average interest rates earned in the 2008 period (2.4%) compared with the 2007 period (5.0%) combined with $15.4 million lower average cash balance for the three months ended June 30, 2008 compared with the same period in 2007.
Income tax provision
     The effective income tax rate for the three months ended June 30, 2008 was 33.7% compared with an effective income tax rate of 6.9% for the three months ended June 30, 2007. The rates consists primarily of provisions for the deferred tax liability related to the current year tax goodwill amortization which is indefinite in nature as well as the valuation allowance provided against a majority of U.S. deferred tax assets created in the quarter. The provisions also include state and foreign income taxes. The higher 2008 rate is due to a lower pretax income in 2008.

Comparison of Six Months Ended June 30, 2008 and 2007

	Six months ended June 30,
	2008		2007
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change
Net revenues	$166,179	100.0%	$177,758	100.0%	$(11,579)	(6.5%)

Operating costs and expenses:
Cost of revenues	119,273	71.8%	134,628	75.7%	(15,355)	(11.4%)
Selling, general and administrative	25,899	15.6%	32,610	18.3%	(6,711)	(20.6%)
Research and development	7,854	4.7%	6,265	3.5%	1,589	25.4%
Depreciation	5,924	3.6%	5,179	2.9%	745	14.4%
Amortization of intangible assets	2,734	1.6%	2,704	1.5%	30	1.1%
Cost of investigation and legal proceedings, net	8,126	4.9%	(4,897)	(2.8%)	13,023	(265.9%)
Restructuring charges	(45)	(0.0%)	381	0.2%	(426)	(111.8%)

Total operating costs and expenses	169,765	102.2%	176,870	99.5%	(7,105)	(4.0%)

Operating income (loss)	(3,586)	(2.2%)	888	0.5%	(4,474)	(503.8%)

Equity in income of affiliated company	41	0.0%	323	0.2%	(282)	(87.3%)
Other income	438	0.3%	—	—	438	—
Interest income, net	2,183	1.3%	4,175	2.3%	(1,992)	(47.7%)

Income (loss) before income taxes	(924)	(0.6%)	5,386	3.0%	(6,310)	(117.2%)
Income tax provision	1,658	1.0%	1,386	0.8%	272	19.6%

Net income (loss)	$(2,582)	(1.6%)	$4,000	2.3%	$(6,582)	(164.6%)

Net revenues
     Net revenues decreased $11.6 million, or 6.5%, to $166.2 million for the six months ended June 30, 2008 compared with $177.8 million for the six months ended June 30, 2007. This decrease was attributable primarily to:
•	reduced service revenues of $9.2 million resulting primarily from lower medical transcription volume. Pricing pressures are still a concern with our existing and potential customers seeking opportunities to reduce costs, particularly through the utilization of offshore labor. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers primarily in the second half of 2007; and

•	reduced revenues from our technology products of $2.4 million.

Cost of revenues
     Cost of revenues decreased $15.4 million, or 11.4%, to $119.3 million for the six months ended June 30, 2008 compared with $134.6 million for the six months ended June 30, 2007. This decrease was attributable primarily to:
•	reduced medical transcription payroll costs of $7.1 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	reduced technology product costs of $1.6 million due to the reduction of our technology product revenue; and

•	reduced other costs of $6.7 million resulting from headcount reductions taken to better align our overhead costs with our lower revenue levels.
     As a percentage of net revenues, cost of revenues decreased to 71.8% for the six months ended June 30, 2008 from 75.7% for the same period in 2007, as a result largely of our increased use of speech recognition technology and actions taken to better align our fixed costs with our lower revenue levels.
Selling, general and administrative
     SG&A expenses decreased $6.7 million, or 20.6%, to $25.9 million for the six months ended June 30, 2008 compared with $32.6 million for the six months ended June 30, 2007. This decrease was attributable primarily to expenses in 2007 which did not repeat in 2008 including audit fees of $2.9 million related to the consolidated financial statements and the internal control over financial reporting for years 2003 through 2007; $1.4 million associated with the separation of certain members of our executive management; and $1.0 million for insurance premiums in the second quarter of 2007 triggered by our receipt of certain levels of insurance recovery; a reduction of compensation expense by $2.1 million as a result of reductions in workforce; and a decrease in all other SG&A costs of $0.7 million. These decreases were offset by an increase in professional fees incurred related to the evaluation of strategic alternatives of $1.4 million. SG&A expenses as a percentage of net revenues were 15.6% for the six months ended June 30, 2008 compared with 18.3% for the same period in 2007.
Research & development
     R&D expenses increased $1.6 million, or 25.4%, to $7.9 million for the six months ended June 30, 2008 compared with $6.3 million for the six months ended June 30, 2007. This increase was due to higher recruiting and staffing costs associated with additional investments in our industry leading DEP technology of $1.2 million and higher miscellaneous expenses of $0.4 million. R&D expenses as a percentage of net revenues were 4.7% for the six months ended June 30, 2008 compared with 3.5% for the six months ended June 30, 2007.
Depreciation
     Depreciation expense increased $0.7 million, or 14.4%, to $5.9 million for the six months ended June 30, 2008 compared with $5.2 million for the six months ended June 30, 2007. This increase was the result primarily of several assets being purchased in the latter part of 2007. Depreciation expense as a percentage of net revenues was 3.6% for the six months ended June 30, 2008 compared with 2.9% for the same period in 2007.
Cost of investigation and legal proceedings, net
     Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings, net. These costs and expenses increased $13.0 million, or 265.9%, to $8.1 million for the six months ended June 30, 2008 compared with ($4.9) million for the six months ended June 30, 2007. This increase in costs was due primarily to the recognition of $15.4 million of insurance claims in 2007 that did not occur in 2008; as well as a charge of $1.5 million recorded during the first quarter of 2008 for the proposed settlement of all claims related to the consolidated medical transcriptionist putative class action; offset by a decrease of $3.9 million in legal fees in connection with the SEC and DOJ investigation and proceedings and the defense of civil litigation matters as well as litigation support consulting.

Interest income, net
     Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net decreased $2.0 million, or 47.7%, to $2.2 million for the six months ended June 30, 2008 compared with $4.2 million for the six months ended June 30, 2007. This decrease was attributable to lower weighted average interest rates earned in the 2008 period (2.9%) compared with the 2007 period (5.0%).
Income tax provision
     The effective income tax rate for the six months ended June 30, 2008 was 179.4% compared with an effective income tax rate of 25.7% for the six months ended June 30, 2007. The rates consists primarily of provisions for the deferred tax liability related to the current year tax goodwill amortization which is indefinite in nature as well as the valuation allowance provided against a majority of U.S. deferred tax assets created in the quarter. The provisions also include state and foreign income taxes. The higher 2008 rate is due to a smaller pretax loss in 2008.
Liquidity and Capital Resources
     As of June 30, 2008, we had working capital of $136.3 million compared with $133.2 million as of December 31, 2007. Our principal source of liquidity was available cash on hand. Cash and cash equivalents decreased $10.5 million for the six months ended June 30, 2008 to $151.1 million as of June 30, 2008 from $161.6 million as of December 31, 2007. This decrease was driven primarily by cash used in operating activities of $6.2 million which included a net loss of $2.6 million, accommodation payments of $5.6 million, the payment of the additional accrual related to the settlement of all claims related to the South Broward customer class action matter of $2.3 million offset by other activity of $3.4 million. Cash used by investing activities included the purchase of property and equipment of $3.1 million, capitalized software of $1.9 million offset by the proceeds from sale of an investment of $0.7 million.
     On July 14, 2008, we announced a dividend of $2.75 per share of our common stock which was paid on August 4, 2008 to shareholders of record as of the close of business on July 25, 2008. This resulted in the use of approximately $103.3 million of cash. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and other factors that our board of directors may deem relevant.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     The U.S. Department of Labor (DOL) conducted a formal investigation into the administration of our 401(k) plan. We fully cooperated with the DOL from the inception of its investigation in 2004 and we complied with information and document requests by the DOL. In April 2008, we made an additional contribution of approximately $41 to our 401(k) plan and certain current or former plan participants in an attempt to resolve the DOL investigation. In July 2008, we received written confirmation from the DOL that it has concluded its investigation.
     Developments relating to the SEC and/or DOJ investigations will continue to represent various risks and uncertainties that could materially and adversely affect our business and our historical and future financial condition, results of operations and cash flows.
Customer Litigation
     South Broward Putative Class Action
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
     On March 10, 2008, the parties reached agreement on settlement terms resolving all claims by the named plaintiffs. The parties entered into a final settlement agreement on or about May 21, 2008. Under the parties’ agreement, we made a lump sum payment of $7,520 to resolve all claims by the individual named plaintiffs and certain other additional putative class members represented by plaintiffs’ counsel but not named in the action. We have accrued the entire amount of this lump sum payment, $5,205 of which was accrued during 2005, in the accompanying consolidated balance sheet as of December 31, 2007. Neither we, nor any of the individual defendants, admitted to any liability or any wrongdoing in connection with the settlement. On June 16, 2008, the District Court dismissed the case with prejudice in its entirety and without costs. Because the settlement is not be on a class-wide basis, no class will be certified and thus there is no requirement to give notice.
     Kaiser Litigation
     On June 6, 2008, plaintiffs Kaiser Foundation Health Plan, Inc., Kaiser Foundation Hospitals, The Permanente Medical Group, Inc., Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc., and Kaiser Foundation Health Plan of Colorado (collectively, Kaiser) filed suit against MedQuist Inc. and MedQuist Transcriptions, Ltd. (collectively, MedQuist) in the Superior Court of the State of California in and for the County of Alameda. The action is entitled Foundation Health Plan Inc., et al v. MedQuist Inc. et al., Case No. CV-078-03425 PJH. The complaint asserts five causes of action, for common law fraud, breach of contract, violation of California Business and Professions Code section 17200, unjust enrichment, and a demand for an accounting. More specifically, Kaiser alleges that MedQuist fraudulently inflated the payable units of measure in medical transcription reports generated by MedQuist for Kaiser pursuant to the contracts between the parties. The damages alleged in the complaint include an estimated $7 million in compensatory damages, as well as punitive damages, attorneys’ fees and costs, and injunctive relief. MedQuist contends that it did not breach the contracts with Kaiser, or commit the fraud alleged, and it intends to defend the suit vigorously. MedQuist removed the case to the United States District Court for the Northern District of California, and has filed motions to dismiss Kaiser’s complaint and to transfer venue of the case to the United Stated District Court for the District of New Jersey. The parties participated in mediation on July 24, 2008, but the case was not settled. An initial case management conference has been set for October 23, 2008.
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
     On or about April 21, 2008, the parties reached a tentative settlement of all claims in exchange for payment by MedQuist of $1.5 million plus certain injunctive relief. The parties are in the process of documenting their agreement. The court has been notified of the tentative settlement and the lawsuit has been stayed while the parties continue to negotiate the settlement documentation. The tentative settlement contemplates notice to a settlement class consisting of all medical transcriptionists paid by the line for the period from November 29, 1998 through execution of the stipulation of settlement and is conditioned on final approval by the court. Neither the company, nor any party, has admitted or will admit liability or any wrongdoing in connection with the proposed settlement.
Shareholder Litigation
     Costa Brava Partnership III, L.P. Shareholder Litigation
     Annual Meeting and Books and Records Claims
     On October 9, 2007, a single count Complaint and an Order to Show Cause were filed against us in the Superior Court of New Jersey, Chancery Division, Burlington County by one of our shareholders. The action, entitled Costa Brava Partnership III, L.P. v. MedQuist Inc. (Bur-C-0149-07), sought to compel us to hold an annual meeting of shareholders (Annual Meeting Claim).
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
     In December 2007, we agreed to hold our annual meeting of shareholders on December 31, 2007. This resolved the Annual Meeting Claim. Prior to the annual meeting, we produced to plaintiff certain additional books and records that plaintiff requested in the Books and Records Claim. Thereafter, on January 24, 2008, we filed an opposition to plaintiff’s Order to Show Cause to compel access to the remaining books and records. On February 4, 2008, plaintiff filed a reply brief. In June 2008, we and the plaintiff settled the Books and Records Claim on terms acceptable for all parties. No monetary payments were made by either party and each party was responsible for its own attorneys’ fees and costs incurred in the litigation.
      Claim for Preliminary and Injunctive Relief

     On July 30, 2008, Costa Brava Partnership III, L.P. filed a verified complaint and jury demand in the United States District Court District of New Jersey against MedQuist Inc., Philips, CBay Inc., CBaySystems Holdings, SAC Capital Management, LLC, SAC Private Capital Group, LLC, SAC PEI CB Investment, L.P. and four of our former, non-independent directors, Clement Revetti, Jr., Gregory M. Sebasky and Scott M. Weisenhoff and Edward H. Siegel. It subsequently filed a first amended complaint on August 1, 2008. The amended complaint alleges that the defendants violated the Clayton Act, the New Jersey Shareholder Protection Act, and federal securities laws, by engaging in certain actions that were anti-competitive, harmful to us and in furtherance of the CBaySystems Holdings purchase of Philips’ stock in MedQuist. Certain of the claims are purportedly asserted derivatively on our behalf. On August 1, 2008, the plaintiff also sought an ex parte temporary restraining order and entry of an order to show cause requiring the defendants to appear and show cause why a preliminary injunction should not be issued enjoining the complained of actions. A hearing was held on the preliminary injunction motion on August 5, 2008. At the conclusion of the hearing, the Court denied the request for a temporary restraining order and denied the request to enter an order to show cause. The Court ruled that the plaintiff had not met the standards for injunctive relief, including a showing of likelihood of success on the merits or irreparable harm. The Court allowed the plaintiff two weeks to file a further amended complaint, and directed the parties to engage in discovery on an expedited schedule. We deny any liability and intend to defend this action vigorously.
     Kahn Putative Class Action
     A shareholder putative class action lawsuit was filed against us in the Superior Court of New Jersey, Chancery Division, Burlington County. The action, entitled Alan R. Kahn v. Stephen H. Rusckowski, et al., Docket No. BUR-C-000007-08, was filed with the Court on January 22, 2008 against us, Philips and four of our former non-independent directors, Clement Revetti, Jr., Stephen H. Rusckowski, Gregory M. Sebasky and Scott Weisenhoff. Plaintiff purports to bring the action on his own behalf and on behalf of all current holders of our common stock. The complaint alleged that defendants breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by purportedly agreeing to and initiating a process for our sale or a change of control transaction which will allegedly cause harm to plaintiff and the putative class. Plaintiff sought damages in an unspecified amount, plus costs and interest, a judgment declaring that defendants breached their fiduciary duties and that any proposed transactions regarding our sale or change of control are void, an injunction preventing our sale or any change of control transaction that is not entirely fair to the class, an order directing us to appoint three independent directors to our board of directors, and attorneys’ fees and expenses.
     On June 12, 2008, plaintiff filed an amended class action complaint against us, eight of our current and former directors, and Philips, in the Superior Court of New Jersey, Chancery Division. In the amended complaint, plaintiff alleges that our current and former directors breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by not permitting our public shareholders the opportunity to decide whether they wanted to participate in a share purchase offer with non-party CBaySystems Holdings that would have allowed the public shareholders to sell their shares of our common stock for an amount above market price. Plaintiff further alleges that CBaySystems Holdings also made the share purchase offer to our majority shareholder, Philips, and that Philips breached its fiduciary duties by accepting CBaySystems Holdings’ offer. Based on these allegations, plaintiff seeks declaratory, injunctive, and monetary relief from all defendants.
     On July 14, 2008, we moved to dismiss plaintiff’s amended class action complaint, arguing (1) that plaintiff’s amended class action complaint did not allege that we engaged in any wrongdoing which supported a breach of fiduciary duty claim and (2) that a breach of fiduciary duty claim is not legally cognizable against a corporation. Plaintiff filed an opposition to our motion to dismiss on July 21, 2008. The Court will hold oral argument on our motion some time in October 2008.
     We deny any liability and intend to defend this action vigorously.
     Newcastle Shareholder Litigation
     On June 30, 2008, Newcastle Partners, L.P. (Newcastle), a shareholder affiliated with one of our directors, derivatively on our behalf, filed an action against Philips, CBaySystems Holdings, Cbay Inc., Stephen H. Rusckowski, Clement Revetti, Jr., Greg Sebasky, Jr., Scott M. Weisenhoff and Edward H. Siegel, each of whom is one of our former directors, in the Superior Court of New Jersey, Chancery Division, Burlington County. The complaint also named us as a “Nominal Defendant,” meaning that no monetary relief is being sought against us.
     On July 9, 2008, Newcastle amended the complaint to add Arklow Master Fund, Ltd. (Arklow), one of our shareholders and affiliated with one of our directors, as an additional plaintiff. Plaintiffs allege that defendants have taken steps to sell Philips’ entire interest in MedQuist (i.e., 69.5% of our outstanding shares) to CBaySystems Holdings and CBay Inc. (collectively, CBay). Plaintiffs assert four counts in the Complaint. First, plaintiffs contend that Rusckowski, Revetti, Sebasky, Weisenhoff and Siegel (collectively, the Philips Directors), who are also senior officers of Philips, breached their fiduciary duties, to the Company by taking steps to consummate the proposed sale of Philips’ shares of MedQuist to CBay Inc. that will adversely affect the Company. Second, plaintiffs aver that all of the defendants, individually and together, aided and abetted the Philips Directors’ breach of their fiduciary duties. In light of the first two counts, plaintiffs sought injunctive relief (including an order enjoining the proposed sale of Philips’ shares of MedQuist to CBay Inc.), declaratory relief and attorneys’ fees and costs. Third, as an alternative form of relief, plaintiffs plead that in the event that Philips sells its stake in MedQuist, Plaintiffs demand a declaration that a certain agreement related to the governance of the Company remain in full force and effect. Fourth, plaintiffs assert that CBay breached the standstill provision contained in an April 2008 confidentiality agreement between us and CBay and demands an injunction to prevent CBay from violating that agreement.
     On July 8, 2008, Newcastle filed an Application for an Order to Show Cause (OSC) to (i) preliminarily enjoin Philips and CBay from consummating the sale of Philips’ MedQuist stock to CBay; (ii) preliminarily enjoin the Philips Directors from taking any action to consummate the proposed sale; and (iii) preliminarily enjoin CBay from violating the Confidentiality Agreement. As part of the relief requested in the OSC, Plaintiffs sought a Temporary Restraining Order (TRO) that would restrain all defendants from taking any action in violation of the proposed OSC until a preliminary injunction hearing could be held.
     On July 9, 2008, counsel for MedQuist, Philips, the Philips Directors, CBay, Newcastle and Arklow appeared before Judge Michael Hogan of the Superior Court of New Jersey, for a hearing on the TRO application. After entertaining argument from the parties, Judge Hogan denied the TRO application. Judge Hogan scheduled a preliminary injunction hearing for July 31, 2008 and ordered expedited discovery. The parties subsequently agreed to an expedited discovery schedule, as well as a briefing schedule on OSC for a preliminary injunction. The hearing was held on July 31, 2008, and on August 1, 2008, the Court issued an order denying plaintiffs’ motion seeking preliminary injunctive relief. The Court found, among other things, that the plaintiffs failed to establish by clear and convincing evidence a reasonable probability of success on their underlying claims, or that absent injunctive relief they would suffer immediate irreparable harm.
Reseller Arbitration Demand
     On October 1, 2007, we received from counsel to nine current and former resellers of our products (Claimants), a copy of an arbitration demand filed by the Claimants, initiating an arbitration proceeding styled Diskriter, Inc., Electronic Office Systems, Inc., Milner Voice & Data, Inc., Nelson Systems, Inc., NEO Voice and Communications, Inc., Office Business Systems, Inc., Roach-Reid Office Systems, Inc., Stiles Office Systems, Inc., and Travis Voice and Data, Inc. v. MedQuist Inc. and MedQuist Transcriptions, Ltd. (collectively, MedQuist) (filed on September 27, 2007, AAA, 30-118-Y-00839-07). The arbitration demand purports to set forth claims for breach of contract; breach of covenant of good faith and fair dealing; promissory estoppel; misrepresentation; and tortious interference with contractual relations. The Claimants allege that we breached our written agreements with the Claimants by: (i) failing to provide reasonable training, technical support, and other services; (ii) using the Claimants’ confidential information to compete against the Claimants; (iii) directly competing with the Claimants’ territories; and (iv) failing to make new products available to the Claimants. In addition, the Claimants’ allege that we made false oral representations that we: (i) would provide new product, opportunities and support to the Claimants; (ii) were committed to continuing to use Claimants; (iii) did not intend to create our own sales force with respect to the Claimants’ territory; and (iv) would stay out of Claimants’ territories and would not attempt to take over the Claimants business and relationships with the Claimants’ customers and end-users. The Claimants assert that they are seeking damages in excess of $24.3 million. We also moved to dismiss MedQuist Inc. as a party to the arbitration since MedQuist Inc. is not a party to the Claimants’ agreements, and accordingly, has never agreed to arbitration. The AAA initially agreed to rule on these matters, but then decided to defer a ruling to the panel of arbitrators selected pursuant to the parties’ agreements (Panel). In response, we informed the Panel that a court, not the Panel, should rule on these issues. When it appeared that the Panel would rule on these issues, we initiated a lawsuit in the Superior Court of DeKalb County (the Court) and requested an injunction enjoining the Panel from deciding these issues. The Court denied the request, and indicated that a new motion could be filed if the Panel’s ruling was adverse to MedQuist Inc. or MedQuist Transcriptions, Ltd. On May 6, 2008, the Panel dismissed MedQuist Inc. as a party, but ruled against our opposition to a consolidated arbitration. We asked the Court to stay the arbitration in order to review that decision. The Court initially granted the stay, but later lifted the stay. The Court did not make any substantive rulings regarding consolidation, and in fact, left that decision and others to the assigned judge, who was unable to hear those motions. Accordingly, until further order of the Court, the arbitration will proceed forward.
     We filed an answer and counterclaim in the arbitration, which generally denied liability. In the lawsuit, the defendants filed a motion to dismiss alleging that the our complaint failed to state an actionable claim for relief. On July 25, 2008, we filed our response which opposed the motion to dismiss in all respects. Discovery has now commenced in both the arbitration and the lawsuit. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.
Anthurium Patent Litigation
     On November 6, 2007, Anthurium Solutions, Inc. filed an action entitled Anthurium Solutions, Inc. v. MedQuist Inc., et al., Civil Action No. 2-07CV-484, in the United States District Court for the Eastern District of Texas, alleging that we infringed and continue to infringe United States Patent No. 7,031,998 through our DEP transcription platform. The complaint also alleges patent infringement claims against Spheris, Inc. and Arrendale Associates, Inc. The complaint seeks injunctive relief and unspecified damages, including enhanced damages and attorneys’ fees. We filed our answer on January 15, 2008 and counterclaimed seeking a declaratory judgment of non-infringement and invalidity. Plaintiff filed its preliminary infringement contentions on May 2, 2008. Our investigation of the claims is ongoing. We believe that the claims asserted have no merit and intend to vigorously defend the suit.
Other Matters
     From time to time, we have been involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the outcome of such actions will not have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.
     We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of June 30, 2008 or December 31, 2007 related to these indemnification provisions.
     We had insurance policies which provided coverage for certain of the matters related to the legal actions described herein and certain other legal actions that were previously settled or dismissed. We received total insurance recoveries of $24,795 related to these policies (See Note 8). We do not expect to receive any additional insurance recoveries related to these legal actions.
Item 1A. Risk Factors
     We have reviewed the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and have added the following additional risk factor:
As of August 6, 2008, CBaySystems Holdings owns approximately 69.5% of our outstanding common stock, and its interests may conflict with the interests of MedQuist and the interests of our other shareholders.
     CBaySystems Holdings beneficially owns approximately 69.5% of our outstanding common stock. CBaySystems Holdings has the ability to cause the election of all of the members of our board of directors, the appointment of new management and the approval of any action requiring the approval of our shareholders, including amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. The directors elected by CBaySystems Holdings will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. Our interests and the interests of our affiliates, including CBaySystems Holdings, could conflict with the interest of our other shareholders.
     In addition, CBaySystems Holdings beneficially owns 100% of a company, CBay Systems & Services, Inc., that competes in the medical transcription market. Decisions made by CBaySystems Holdings regarding us and CBay Systems & Services, Inc. could benefit CBay Systems & Services, Inc. at our expense and CBaySystems Holdings has the ability to divert resources from us to CBay Systems & Services, Inc., both of which could cause our competitive position vis-à-vis CBay Systems & Services, Inc. to be diminished.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities

     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits

No.	Description
10.1(1)	Settlement Agreement and General Release dated May 21, 2008 by and among MedQuist Inc., MedQuist Transcriptions, Ltd., Ronald Scarpone, John Suender, Brian Kearns, and Michael Clark, on the one hand, and South Broward Hospital District, Partners HealthCare System, Inc., NorthBay HealthCare Group, Riverside Healthcare System, LP d/b/a Riverside Community Hospital, West Hills Hospital d/b/a West Hills Hospital and Medical Center, HCA Management Services, LP on behalf of the HCA Affiliates (as specified in Attachment A to the Settlement Agreement), St. Luke’s Regional Medical Center, Ltd., an Idaho non-profit corporation, Palisades Medical Center, Mt. Sinai Medical Center of Florida, Inc., Ascension Health, Bayonne Medical Center, Bon Secours Health System, Inc., and University of Colorado Hospital, on the other hand.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on June 13, 2008

     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST INC.
/s/ Mark Ivie
Mark Ivie
Interim President and Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2008

/s/ Kathleen E. Donovan
Kathleen E. Donovan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 8, 2008

Exhibit Index

No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002