Form 10-Q
period 2008-09-30
MEDQUIST INC
filed 2008-11-04
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 001-13326
MEDQUIST INC.
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2531298 (I.R.S. Employer Identification No.)

1000 BISHOPS GATE BOULEVARD
SUITE 300
MOUNT LAUREL, NEW JERSEY	08054-4632
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of registrant’s shares of common stock, no par value, outstanding as of October 31, 2008 was 37,555,893.

MEDQUIST INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenues	$81,287	$82,518	$247,466	$260,276

Operating costs and expenses:
Cost of revenues	57,235	64,290	176,508	198,918
Selling, general and administrative	13,148	15,548	39,047	48,158
Research and development	4,648	3,808	12,502	10,073
Depreciation	2,977	2,861	8,901	8,040
Amortization of intangible assets	1,411	1,361	4,145	4,065
Cost of investigation and legal proceedings, net	7,181	4,441	15,307	(456)
Restructuring charges	(37)	554	(82)	935

Total operating costs and expenses	86,563	92,863	256,328	269,733

Operating loss	(5,276)	(10,345)	(8,862)	(9,457)

Equity in income of affiliated company	159	124	200	447
Other income	—	—	438	—
Interest income, net	418	2,302	2,601	6,477

Loss before income taxes	(4,699)	(7,919)	(5,623)	(2,533)

Income tax provision	1,063	1,016	2,721	2,402

Net loss	$(5,762)	$(8,935)	$(8,344)	$(4,935)

Net loss per share:
Basic	$(0.15)	$(0.24)	$(0.22)	$(0.13)

Diluted	$(0.15)	$(0.24)	$(0.22)	$(0.13)

Weighted average shares outstanding:
Basic	37,554	37,484	37,547	37,484

Diluted	37,554	37,484	37,547	37,484

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$47,297	$161,582
Accounts receivable, net of allowance of $4,565 and $4,359, respectively	47,815	48,725
Income tax receivable	631	815
Other current assets	9,349	7,920

Total current assets	105,092	219,042

Property and equipment, net	17,926	21,366
Goodwill	124,510	125,505
Other intangible assets, net	40,631	42,262
Deferred income taxes	2,225	2,712
Other assets	6,745	6,885

Total assets	$297,129	$417,772

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,684	$12,754
Accrued expenses	18,377	18,989
Accrued compensation	14,750	14,826
Customer accommodation and quantification	12,136	18,459
Deferred income tax liability — current	4,783	4,783
Deferred revenue	15,926	16,023

Total current liabilities	74,656	85,834

Deferred income taxes	17,248	15,151

Other non-current liabilities	2,079	2,143

Commitments and contingencies

Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares; 37,556 and 37,544 shares issued and outstanding, respectively	237,842	236,412
Retained earnings (deficit)	(38,746)	72,876
Accumulated other comprehensive income	4,050	5,356

Total shareholders’ equity	203,146	314,644

Total liabilities and shareholders’ equity	$297,129	$417,772

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Nine months ended
	September 30,
	2008	2007
Operating activities:
Net loss	$(8,344)	$(4,935)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	13,046	12,105
Equity in income of affiliated company	(200)	(447)
Deferred income tax provision	2,425	1,848
Stock option expense	1,361	446
Provision for doubtful accounts	2,065	3,649
Loss on disposal of property and equipment	47	78

Changes in operating assets and liabilities:
Accounts receivable	(1,917)	(4,707)
Income tax receivable	184	(151)
Insurance receivable	—	707
Other current assets	(1,437)	(954)
Other non-current assets	117	(219)
Accounts payable	(4,393)	3,156
Accrued expenses	(984)	(9,341)
Accrued compensation	(53)	929
Customer accommodation and quantification	(5,651)	(4,048)
Deferred revenue	(57)	(84)
Other non-current liabilities	(92)	1,938

Net cash used in operating activities	$(3,883)	$(30)

Investing activities:
Purchase of property and equipment	(5,015)	(8,337)
Capitalized software	(2,712)	(1,218)
Proceeds from sale of investments	692	—

Net cash used in investing activities	(7,035)	(9,555)

Financing activities:
Dividends paid	(103,279)	—
Proceeds from exercise of stock options	68	—

Net cash used in financing activities	(103,211)	—

Effect of exchange rate changes	(156)	115

Net decrease in cash and cash equivalents	(114,285)	(9,470)

Cash and cash equivalents — beginning of period	161,582	175,412

Cash and cash equivalents — end of period	$47,297	$165,942

Supplemental cash flow information:

Cash paid for income taxes	$249	$167

Accommodation payments paid with credits	$659	$1,961

The accompanying notes are an integral part of these consolidated financial statements

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
1. Description of Business
     MedQuist is the largest Medical Transcription Service Organization (MTSO) in the world, and a leader in technology enabled clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we employ approximately 5,400 skilled medical transcriptionists (MTs), making us the largest employer of MTs in the U.S. We believe our services and enterprise technology solutions — including mobile voice capture devices, speech recognition technologies, Web-based workflow platforms, and global network of MTs and editors — enable healthcare facilities to improve patient care, increase physician satisfaction, and lower operational costs.
Change in Majority Owner
     On August 6, 2008, CBaySystems Holdings Limited (CBaySystems Holdings), a company that is publicly traded on the AIM market of the London Stock Exchange with a portfolio of investments in medical transcription, which includes a company that competes in the medical transcription market, healthcare technology, and healthcare financial services, acquired a 69.5% ownership interest in us from Koninklijke Philips Electronics N.V. (Philips) for $11.00 per share (CBaySystems Holdings Purchase). Immediately prior to the closing of the CBaySystems Holdings Purchase, four of our directors affiliated with Philips resigned from our board of directors and four individuals affiliated with CBaySystems Holdings were appointed to our board of directors.
Other Matters
     The Company’s stock began trading on the Global Market of The NASDAQ Stock Market LLC under the ticker symbol “MEDQ” effective on July 17, 2008. On August 4, 2008, we announced the payment of a dividend of $2.75 per share of our common stock to shareholders of record as of the close of business on July 25, 2008. On September 4, 2008, we announced that our board of directors had named Peter Masanotti as Chief Executive Officer, and he joined the Company on September 16, 2008.
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
     In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value” (SFAS 157). SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “ Effective Date of FASB Statement No. 157 ,” which delays for one year the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities. Nonfinancial instruments affected by this deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for these items did not have a material impact on our financial position, results of operations and cash flows. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access. Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves. Level 3: Inputs are unobservable data points that are not corroborated by market data. At September 30, 2008, we held two financial assets, cash and cash equivalents (Level 1) and our Executive Deferred Compensation Plan (EDCP) included in other current assets with a fair value of $896. We measure the fair value of our EDCP on a recurring basis using Level 2 (significant other observable) inputs as defined by SFAS 157. The adoption of SFAS 157 did not have a material impact on the basis for measuring the fair value of these items.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No .115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We did not elect the fair value option for any of our existing financial instruments as of September 30, 2008 and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.
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
     In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for us in January 2009. We are currently evaluating the impact, if any, SFAS 160 will have on our financial position, results of operations or cash flows.
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
     In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact, if any, SFAS 162 will have on our financial position, results of operations or cash flows.
     The FASB recently issued a Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3) which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Paragraph 11 of SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement — that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the company would consider market participant assumptions regarding renewal including highest and best use of the asset by a market participant, and adjustments for other entity-specific factors included in paragraph 11 of SFAS 142. We are currently evaluating the impact, if any, SFAS 142-3 will have on our financial position, results of operations or cash flows.
4. Stock-Based Compensation
     The following table summarizes our stock-based compensation expense related to employee stock options recognized under SFAS No. 123R, “ Share Based Payment ,” (SFAS 123R).

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Selling, general and administrative	$840	$130	$944	$188
Research and development	359	39	405	62
Cost of revenues	—	70	12	196

Total	$1,199	$239	$1,361	$446

     As of September 30, 2008, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $775 which is expected to be recognized over a period of 3.0 years.
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
     In July 2004, our board of directors affirmed our June 2004 decision to indefinitely suspend the exercise and future grant of options under our stock option plans. For 10 of our former executives (who separated from us in 2005 and 2004) who held options that were vested as of their resignation date, our board of directors allowed their options to remain exercisable for the post-termination period commencing on the date that the suspension was lifted for the exercise of options. There were 704 options that qualified for this post-termination exercise period. The suspension was lifted on October 4, 2007 and all but 154 of these options terminated on February 1, 2008. In July 2008, 12 of the 154 options were exercised for an aggregate exercise amount of $68.
A summary of these remaining options as of September 30, 2008 is as follows:

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

	Options exercisable
			Average
	Number of	Intrinsic	Exercise
Range of Exercise Prices	Shares	Value	Price

$ 2.71 — $10.00	19	$—	$5.71
$10.01 — $20.00	47	—	$14.38
$20.01 — $70.00	76	—	$33.28

	142	$—

     The extension of the life of the awards was recorded as a modification of the grants in 2005 and 2004. Under Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees,” (APB 25), the modification created intrinsic value for vested stock if the market value of the stock on the date of termination exceeded the exercise price. Therefore, these grants required an immediate recognition of the compensation expense with an offsetting credit to common stock. No charges were incurred for the three and nine month periods ended September 30, 2008 and 2007.
     Information with respect to our common stock options is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding, December 31, 2007	2,359	$31.08
Granted	296	4.85
Exercised	(12)	5.71
Forefeited	(2)	17.45
Canceled	(807)	39.30

Outstanding, September 30, 2008	1,834	$23.41	4.5	$—

Exercisable, September 30, 2008	1,538	$26.98	3.5	$—

Options vested and expected to vest as of September 30, 2008	1,834	$23.41	4.5	$—

     The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of in-the-money options.
     There were 296 options granted and 12 options exercised during the nine months ended September 30, 2008 There were no options granted or exercised during the nine months ended September 30, 2007. We estimated fair value for the option granted as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The key assumptions used in determining the fair value of the options granted during the nine months ended September 30, 2008 were:

Expected term (years)	5.92
Expected volatility	54.46%
Dividend yield	0%
Expected risk free interest rate	3.25%
The change in ownership on August 6, 2008 was a change in control as defined in the employment agreements for certain option holders. This resulted in the immediate vesting of previously unvested stock options. All previously unamortized stock compensation expense related to such stock options was recognized as of August 6, 2008 resulting in a charge of approximately $1.2 million.
     A summary of outstanding and exercisable common stock options as of September 30, 2008 is as follows:

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

Options outstanding				Options exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	(in years)	Price	of Shares	Price
$ 2.71 — $10.00	314	9.5	$4.90	18	$5.71
$10.01 — $20.00	560	5.4	$14.76	560	$14.76
$20.01 — $30.00	628	2.9	$26.48	628	$26.48
$30.01 — $40.00	117	1.3	$32.94	117	$32.94
$40.01 — $70.00	215	1.7	$58.86	215	$58.86

	1,834	4.5	$23.41	1,538	$26.98

     As of September 30, 2008, there were 732 additional options available for grant under our stock option plans. When we became current in our reporting obligations with the SEC on October 4, 2007, certain executive officers, in accordance with their employment agreements, received a grant of an aggregate of 200 options with an exercise price equal to the grant date market value of our common stock on October 4, 2007. In September 2008, an officer received a grant of 296 options with an exercise price equal to the grant date market value of our common stock.
5. Other Comprehensive Loss
     Other comprehensive loss was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(5,762)	$(8,935)	$(8,344)	$(4,935)
Foreign currency translation adjustment	(1,266)	587	(1,305)	989

Comprehensive loss	$(7,028)	$(8,348)	$(9,649)	$(3,946)

6. Net Loss per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.
     The following table reflects the weighted average shares outstanding used to compute basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(5,762)	$(8,935)	$(8,344)	$(4,935)

Weighted average shares outstanding:
Basic	37,554	37,484	37,547	37,484
Effect of dilutive shares	—	—	—	—

Diluted	37,554	37,484	37,547	37,484

Net loss per share:
Basic	$(0.15)	$(0.24)	$(0.22)	$(0.13)
Diluted	$(0.15)	$(0.24)	$(0.22)	$(0.13)
     The computation of diluted net loss per share does not assume conversion, exercise or issuance of shares that would have

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
an anti-dilutive effect on diluted net loss per share. For each period presented, we had a net loss. As a result, any assumed conversions would result in reducing the net loss per share and, therefore, are not included in the calculation. Shares having an anti-dilutive effect on net loss per share and, therefore, excluded from the calculation of diluted net loss per share, totaled 1,520 for the three and nine months ended September 30, 2008 and 2,168 shares for the three and nine months ended September 30, 2007.
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
     The following is a summary of the financial statement activity for the periods indicated related to the customer accommodation and the Quantification which is included as a separate line item in the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007:

	Nine months ended	Year ended
	September 30, 2008	December 31, 2007
Beginning balance	$18,459	$24,777
Payments and other adjustments	(5,664)	(3,723)
Credits	(659)	(2,595)

Ending balance	$12,136	$18,459

8. Cost of Investigation and Legal Proceedings, Net

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     For the three months ended September 30, 2008 and 2007, we recorded charges of $7,181 and $4,441, respectively, and for the nine months ended September 30, 2008 and 2007, we recorded a charge of $15,307 and a credit of ($456), respectively for costs associated with the Review and Management’s Billing Assessment, as well as defense and other costs associated with governmental investigations and civil litigation, including, in 2007, $197 of consulting services provided by Nightingale and Associates, LLC (Nightingale), a management consulting company specializing in turnarounds and crisis management, that we deemed to be unusual in nature. Howard Hoffmann, our former President and Chief Executive Officer, provided services to us pursuant to the terms of an agreement between us and Nightingale. Nightingale also provided certain consulting services to us related to the Review and Management’s Billing Assessment. The agreement with Nightingale was terminated consensually on June 10, 2008, which was also the date that Mr. Hoffmann ceased being our President and Chief Executive Officer. These costs are net of insurance claim reimbursements. We record insurance claims when the realization of the claim is probable. The following is a summary of the amounts recorded as Cost of investigation and legal proceedings, net, in the accompanying consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Legal fees	$1,125	$3,937	$7,392	$12,783
Other professional fees	131	504	490	1,948
Nightingale services	—	—	—	197
Insurance recoveries and claims	—	—	—	(15,386)
Other	5,925	—	7,425	2

Total	$7,181	$4,441	$15,307	$(456)

     Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs. In 2007, insurance recoveries and claims represent insurance recoveries ($4,243) and insurance claims ($11,143). The insurance claims were recorded in other current assets and payment related to these claims was received in the third quarter of 2007. We do not expect to receive any additional insurance recoveries related to these claims in the future. The 2008 Other amount of $7,425 is for the proposed settlements of all claims related to the consolidated medical transcriptionists putative class action and the U.S. Department of Justice (DOJ) investigation. (See Note 11).
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

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007
	Total Severance	Total Severance
Beginning balance	$1,493	$—
Charge (Reversal)	(76)	2,263
Cash paid	(1,417)	(770)

Ending balance	$0	$1,493

     During the nine months ended September 30, 2008, we reversed $76 related to the 2007 restructuring plan because certain employee severance expenses will not be incurred. The remainder of payments related to the 2007 restructuring plan were made by September 30, 2008.
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

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007
	Total Non-Cancelable	Total Non-Cancelable
	Leases	Leases
Beginning balance	$126	$648
Charge (Reversal)	(6)	322
Cash paid	(90)	(844)

Ending balance	$30	$126

     The remainder of payments related to the 2005 Plan will be made through 2009 for non-cancelable leases.
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
     Under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (FIN 48), we classify penalties and interest related to uncertain tax positions as part of income tax expense. There were no material changes to our uncertain tax positions, including penalties and interest for the three and nine months ended September 30, 2008.
11. Commitments and Contingencies
Governmental Investigations
     The SEC is currently conducting a formal investigation of us relating to our billing practices. We have been fully cooperating with the SEC since it opened its investigation in 2004 and we have complied with information and document requests by the SEC.
     We also received an administrative subpoena under Health Insurance Portability and Accountability Act of 1996 (HIPAA) for documents from the DOJ on December 17, 2004. The subpoena sought information primarily about our provision of medical transcription services to governmental and non-governmental customers. The information was requested in connection with a government investigation into whether we and others violated federal laws in connection with the provision of medical transcription services. We have complied, and are continuing to comply, with information and document requests by the DOJ. On September 26, 2008, the DOJ gave notice to intervene in part in two qui tam actions filed against us for matters purportedly related to the DOJ’s investigation. We have reached a settlement-in-principle to resolve the DOJ’s civil claims and the two qui tam litigation matters for payment of $6.6 million to the DOJ, which has been accrued as of September 30, 2008. The settlement-in-principle has been disclosed to the court in the qui tam actions, and the two qui tam relators have accepted the settlement payment as fair and reasonable. The parties have exchanged a draft settlement agreement and have provided comments thereto and are presently negotiating final settlement terms. We must separately negotiate payment of the relators’ legal fees which are not covered by the settlement-in-principle with the DOJ.
     The U.S. Department of Labor (DOL) conducted a formal investigation into the administration of our 401(k) plan. We fully cooperated with the DOL from the inception of its investigation in 2004 and we complied with information and document requests by the DOL. In April 2008, we made an additional contribution of approximately $41 to our 401(k) plan and certain current or former plan participants in an attempt to resolve the DOL investigation. In July 2008, we received written confirmation from the DOL that it concluded its investigation.
     Developments relating to the SEC and/or DOJ investigations may continue to represent various risks and uncertainties that could materially and adversely affect our business and our historical and future financial condition, results of operations and cash flows.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
Customer Litigation
     Kaiser Litigation
     On June 6, 2008, plaintiffs Kaiser Foundation Health Plan, Inc., Kaiser Foundation Hospitals, The Permanente Medical Group, Inc., Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc., and Kaiser Foundation Health Plan of Colorado (collectively, Kaiser) filed suit against MedQuist Inc. and MedQuist Transcriptions, Ltd. (collectively, MedQuist) in the Superior Court of the State of California in and for the County of Alameda. The action is entitled Foundation Health Plan Inc., et al v. MedQuist Inc. et al., Case No. CV-078-03425 PJH. The complaint asserts five causes of action, for common law fraud, breach of contract, violation of California Business and Professions Code section 17200, unjust enrichment, and a demand for an accounting. More specifically, Kaiser alleges that MedQuist fraudulently inflated the payable units of measure in medical transcription reports generated by MedQuist for Kaiser pursuant to the contracts between the parties. The damages alleged in the complaint include an estimated $7 million in compensatory damages, as well as punitive damages, attorneys’ fees and costs, and injunctive relief. MedQuist contends that it did not breach the contracts with Kaiser, or commit the fraud alleged, and it intends to defend the suit vigorously. MedQuist removed the case to the United States District Court for the Northern District of California, and filed motions to dismiss Kaiser’s complaint and to transfer venue of the case to the United Stated District Court for the District of New Jersey. Kaiser stipulated to transfer, and the case was transferred to the United States District Court for the District of New Jersey on or about August 26, 2008. The parties participated in mediation on July 24, 2008, but the case was not settled. MedQuist’s motion to dismiss has been fully briefed and is currently pending before the Court. No hearing date has been scheduled for the motion. No pretrial schedule or trial date has been set. We believe that the claims asserted have no merit and intend to vigorously defend the action.
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
     The parties have reached an agreement to settle all claims in exchange for payment of $1.5 million plus certain injunctive relief. The settlement contemplates notice to a settlement class consisting of all medical transcriptionists paid by the line for the period from November 29, 1998 through execution of the stipulation of settlement and is conditioned on final approval by the court. Neither MedQuist, nor any other party, has admitted or will admit liability or any wrongdoing in connection with the settlement. Plaintiffs have executed the stipulation of settlement, and motion for preliminary approval of the settlement has been filed. We have accrued $1.5 million at September 30, 2008 related to this matter.
Shareholder Litigation
     Costa Brava Partnership III, L.P. Shareholder Litigation
     Claim for Preliminary and Injunctive Relief
     On July 30, 2008, Costa Brava Partnership III, L.P. (Costa Brava) filed a verified complaint and jury demand in the United States District Court District of New Jersey against MedQuist Inc., Philips, CBay Inc., CBaySystems Holdings, SAC Capital Management, LLC, SAC Private Capital Group, LLC, SAC PEI CB Investment, L.P., and four of our former, non-independent directors, Clement Revetti, Jr., Gregory M. Sebasky and Scott M. Weisenhoff and Edward H. Siegel. It subsequently filed a first amended complaint on August 1, 2008. The amended complaint alleged that the defendants violated the Clayton Act, the New Jersey Shareholder Protection Act, and federal securities laws, by engaging in certain actions that were anti-competitive, harmful to us and in furtherance of the CBaySystems Holdings Purchase. Certain of the claims were purportedly asserted derivatively on our behalf. On August 1, 2008,

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
plaintiff also sought an ex parte temporary restraining order and entry of an order to show cause requiring the defendants to appear and show cause why a preliminary injunction should not be issued enjoining certain of the complained of actions. A hearing was held on the preliminary injunction motion on August 5, 2008. At the conclusion of the hearing, the Court denied the request for a temporary restraining order and denied the request to enter an order to show cause. The Court found that Costa Brava had not met the standards for injunctive relief, including a showing of likelihood of success on the merits of its underlying claims or the presence of immediate irreparable harm. The Court allowed the plaintiff two weeks to file a further amended complaint, and directed the parties to engage in discovery on an expedited schedule. On August 19, 2008, Costa Brava filed a notice of withdrawal with the Court that dismissed without prejudice Costa Brava’s claims against MedQuist and the other defendants.
     Kahn Putative Class Action
     On January 22, 2008, MedQuist shareholder Alan R. Kahn filed a shareholder putative class action lawsuit against us, Philips and four of our former non-independent directors, Clement Revetti, Jr., Stephen H. Rusckowski, Gregory M. Sebasky and Scott Weisenhoff. The action, entitled Alan R. Kahn v. Stephen H. Rusckowski, et al., Docket No. BUR-C-000007-08, is pending in the Superior Court of New Jersey, Chancery Division, Burlington County. In the action, plaintiff purports to bring the action on his own behalf and on behalf of all current holders of our common stock. The complaint alleged that defendants breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by purportedly agreeing to and initiating a process for our sale or a change of control transaction which will allegedly cause harm to plaintiff and the putative class. Plaintiff sought damages in an unspecified amount, plus costs and interest, a judgment declaring that defendants breached their fiduciary duties and that any proposed transactions regarding our sale or change of control are void, an injunction preventing our sale or any change of control transaction that is not entirely fair to the class, an order directing us to appoint three independent directors to our board of directors, and attorneys’ fees and expenses.
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
     On October 14, 2008, plaintiff filed a motion to consolidate this action with the Newcastle shareholder litigation matter described immediately below. On October 30, 2008, we filed opposition to the motion to consolidate. The motion to consolidate and the motion to dismiss the amended class action complaint will be heard on November 7, 2008.
     We deny any liability and intend to defend this action vigorously.
     Newcastle Shareholder Litigation
     On June 30, 2008, Newcastle Partners, L.P. (Newcastle), a shareholder affiliated with one of our directors, derivatively on our behalf, filed an action against Philips, CBaySystems Holdings, Cbay Inc., five of our former non-independent directors, Stephen H. Rusckowski, Clement Revetti, Jr., Greg Sebasky, Jr., Scott M. Weisenhoff and Edward H. Siegel, in the Superior Court of New Jersey, Chancery Division, Burlington County. The complaint also named us as a “Nominal Defendant,” meaning that no monetary relief is being sought against us.
     On July 9, 2008, Newcastle amended the complaint to add Arklow Master Fund, Ltd. (Arklow), one of our shareholders and affiliated with one of our directors, as an additional plaintiff. Plaintiffs allege that defendants took steps to sell Philips’ entire interest in MedQuist (i.e., 69.5% of our outstanding shares) to CBaySystems Holdings and CBay Inc. (collectively, CBay). Plaintiffs assert four counts in the amended complaint. First, plaintiffs contend that Rusckowski, Revetti, Sebasky, Weisenhoff and Siegel (collectively, the Philips Directors), who are also senior officers of Philips, breached their fiduciary duties, to us by taking steps to consummate the CBaySystems Holdings Purchase that will adversely affect us. Second, plaintiffs aver that all of the defendants, individually and

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
together, aided and abetted the Philips Directors’ breach of their fiduciary duties. In light of the first two counts, plaintiffs sought injunctive relief (including an order enjoining the CBaySystems Holdings Purchase), declaratory relief and attorneys’ fees and costs. Third, as an alternative form of relief, plaintiffs allege that in the event that Philips sells its stake in MedQuist, plaintiffs demand a declaration that a certain agreement related to the governance of the Company remain in full force and effect. Fourth, plaintiffs assert that CBay breached the standstill provision contained in an April 2008 confidentiality agreement between us and CBay and demand an injunction to prevent CBay from violating that agreement (Confidentiality Agreement).
     On July 9, 2008, Newcastle filed an application for an Order to Show Cause (OSC) to (i) preliminarily enjoin Philips and CBay from consummating the CBaySystems Holdings Purchase ; (ii) preliminarily enjoin the Philips Directors from taking any action to consummate the CBaySystems Holdings Purchase; and (iii) preliminarily enjoin CBay from violating the Confidentiality Agreement. As part of the relief requested in the OSC, plaintiffs sought a Temporary Restraining Order (TRO) that would restrain all defendants from taking any action in violation of the proposed OSC until a preliminary injunction hearing could be held.
     On July 9, 2008, counsel for MedQuist, Philips, the Philips Directors, CBay, Newcastle and Arklow appeared before Judge Michael Hogan of the Superior Court of New Jersey, Burlington County, for a hearing on the TRO application. After entertaining argument from the parties, Judge Hogan denied the TRO application. Judge Hogan scheduled a preliminary injunction hearing for July 31, 2008 and ordered expedited discovery. The parties subsequently agreed to an expedited discovery schedule, as well as a briefing schedule on the OSC for a preliminary injunction. The preliminary injunction hearing was held on July 31, 2008, and on August 1, 2008, the Court issued an order denying plaintiffs’ motion seeking preliminary injunctive relief. The Court found, among other things, that the plaintiffs failed to establish by clear and convincing evidence a reasonable probability of success on their underlying claims, or that absent injunctive relief they would suffer immediate irreparable harm. A status conference originally scheduled for September 29, 2008 was rescheduled to October 15, 2008. Subsequently, Newcastle’s counsel requested an additional postponement and the Court agreed to schedule the status conference for November 7, 2008.
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
     We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of September 30, 2008 or December 31, 2007 related to these indemnification provisions.
     We had insurance policies which provided coverage for certain of the matters related to the legal actions described herein and certain other legal actions that were previously settled or dismissed. To date, we have received total insurance recoveries of $24,795 related to these policies (See Note 8).
12. Related Party Transactions
     From time to time, we enter into transactions in the normal course of business with related parties. Prior to August 6, 2008, Philips owned approximately 69.5% ownership interest in MedQuist. This ownership interest was sold to CBaySystems Holdings on August 6, 2008. Accordingly Philips ceased to be a related party on that date and CBaySystems Holdings (and affiliated entities) commenced to be a related party on that date. The Audit Committee of our board of directors has been charged with the responsibility of approving or ratifying all related party transactions other than those which were previously entered into between us and Philips prior to August 6, 2008. In any situation where the Audit Committee sees fit to do so, any related party transaction, other than those previously entered into between us and Philips prior to August 6, 2008, are presented to disinterested members of our board of directors for approval or ratification.
     We are a party to various agreements with Philips, our former majority shareholder. All material transactions between Philips and us were reviewed and approved by the former supervisory committee of our board of directors. The supervisory committee was comprised of directors independent from Philips. On August 6, 2008, the supervisory committee of our board of directors was eliminated by our board of directors after the consummation of the CBaySystems Holdings Purchase.
     On September 15, 2008, our wholly-owned subsidiary, MedQuist Transcriptions, Ltd., entered into a transcription services agreement with CBay Systems & Services, Inc. (CBay Systems), a wholly-owned subsidiary of CBaySystems Holdings, pursuant to which we outsource certain medical transcription services to CBay Systems. As this agreement constitutes a related party transaction, it was reviewed and approved by the Audit Committee of our board of directors. Except for the agreement, neither we nor any of our subsidiaries is a party to any agreement with CBaySystems Holdings, CBay, Inc. or any other affiliate of CBay or CBay, Inc.
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
     Upon the expiration of its initial term on June 28, 2005, the Licensing Agreement was renewed for an additional five year term. As part of the CBaySystems Holdings Purchase, Philips waived, through June 30, 2011, its right to provide prior to June 30, 2011 a two year advance notice to terminate the Licensing Agreement. This waiver was conditioned upon a similar waiver from us which we have provided.
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
     Equipment Purchases
     We purchased certain dictation related equipment from Philips.
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
     Purchasing Agreements

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     For each of the three years ended December 31, 2007 we entered into annual letter agreements with Philips Electronics North America Corporation (PENAC), an affiliate of Philips, to purchase products and services from certain suppliers under the terms of the prevailing agreements between such suppliers and PENAC. As of January 1, 2008, we are no longer a party to an agreement with PENAC to purchase the products and services.
     CBaySystems Holdings Purchase Incremental Costs
     Philips will reimburse us for certain incremental and direct costs incurred by us in connection with the CBaySystems Holdings Purchase. These costs totaled $0 and $172 for the three and nine months ended September 30, 2008 and $0 for the three and nine months ended September 30, 2007.
     From time to time prior to the CBaySystems Holdings Purchase, we entered into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $0 for the three months ended September 30, 2008 and 2007, respectively, and $39 and $0 for the nine months ended September 30, 2008 and 2007, respectively.
     Our consolidated balance sheets as December 31, 2007 reflect other assets related to Philips of $1,003 and accrued expenses due to Philips of $1,534.
     Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three and nine months ended September 30, 2008 and 2007. Philips ceased being a related party on August 6, 2008. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2008 *	2007	2008 *	2007
Licensing agreement	$355	$645	$2,070	$1,747
OEM supply agreement	36	1,564	1,645	1,865
Equipment purchases	97	292	586	613
Insurance coverage	65	121	399	1,682
Purchasing agreement	—	(10)	—	30
CBay Transaction	—	—	(172)	—
Other	—	—	(39)	—

Total	$553	$2,612	$4,489	$5,937

*	Philips ceased being a related party on August 6, 2008.
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
     For the three months ended September 30, 2008 and 2007, we incurred charges of $0 and $792 respectively, and for the nine months ended September 30, 2008 and 2007, we incurred charges of $1,073 and $2,279, respectively for Nightingale services. From February 1, 2007 through June 10, 2008, the Nightingale charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations due to Nightingale’s focus on operational matters instead of the Review and Management’s Billing Assessment. Prior to February 1, 2007, charges related to Nightingale were recorded in cost of investigation and legal proceedings, net (see Note 8). As of September 30, 2008 and December 31, 2007, accrued expenses included $0 and $400,

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
respectively, for amounts due to Nightingale for services performed.
13. Investment in A-Life Medical, Inc. (A-Life)
     As of September 30, 2008 and December 31, 2007, we had an investment of $6,215 and $6,016, respectively, in A-Life, a privately held entity which provides advanced natural language processing technology for the medical industry. Our investment is recorded under the equity method of accounting since we owned 33.6% of A-Life’s outstanding voting shares as of September 30, 2008 and December 31, 2007. Our investment in A-Life is recorded in other assets in the accompanying consolidated balance sheets.
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
•	each of the factors discussed in this Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, as well as risks discussed elsewhere in this report;

•	each of the matters discussed in Part II, Item 1, Legal Proceedings;

•	difficulties relating to our significant management turnover;

•	our ability to recruit and retain qualified medical transcriptionists (MTs) and other employees;

•	the impact of our new services and products on the demand for our existing services and products;

•	our current dependence on medical transcription for substantially all of our business;

•	our ability to expand our customer base;

•	changes in law, including, without limitation, the impact Health Insurance Portability and Accountability Act of 1996 (HIPAA) will have on our business;

•	infringement on the proprietary rights of others;

•	our ability to diversify into other businesses;

•	our ability to effectively integrate newly-acquired operations, if any;

•	competitive pricing pressures in the medical transcription industry and our response to those pressures; and

•	general conditions in the economy and capital markets.
     These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the SEC.
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
Executive Overview
     We are the largest Medical Transcription Service Organization (MTSO) in the world, and a leader in technology enabled clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we employ approximately 5,400 skilled Medical Transcriptionists (MTs), making us the largest employer of MTs in the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition and electronic signature services.
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
     On August 6, 2008, CBaySystems Holdings Limited (CBaySystems Holdings) purchased Koninklijke Philips Electronics N.V.’s

(Philips) 69.5% interest in MedQuist. CBaySystems Holdings is a company that is publicly traded on the AIM market of the London Stock Exchange with a portfolio of investments in medical transcription, which includes a company that competes in the medical transcription market, healthcare technology, and healthcare financial services.
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
Consolidated Results of Operations
     The following tables set forth our consolidated results of operations for the periods indicated below:
Comparison of Three Months Ended September 30, 2008 and 2007

	Three months ended September 30,
	2008		2007
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change

Net revenues	$81,287	100.0%	$82,518	100.0%	$(1,231)	(1.5%)

Operating costs and expenses:
Cost of revenues	57,235	70.4%	64,290	77.9%	(7,055)	(11.0%)
Selling, general and administrative	13,148	16.2%	15,548	18.8%	(2,400)	(15.4%)
Research and development	4,648	5.7%	3,808	4.6%	840	22.1%
Depreciation	2,977	3.7%	2,861	3.5%	116	4.1%
Amortization of intangible assets	1,411	1.7%	1,361	1.6%	50	3.7%
Cost of investigation and legal proceedings, net	7,181	8.8%	4,441	5.4%	2,740	61.7%
Restructuring charges	(37)	(0.0%)	554	0.7%	(591)	(106.7%)

Total operating costs and expenses	86,563	106.5%	92,863	112.5%	(6,300)	(6.8%)

Operating loss	(5,276)	(6.5%)	(10,345)	(12.5%)	5,069	(49.0%)

Equity in income of affiliated company	159	0.2%	124	0.2%	35	28.2%
Other income	—	—	—	—	—	n.a.
Interest income, net	418	0.5%	2,302	2.8%	(1,884)	(81.8%)

Loss before income taxes	(4,699)	(5.8%)	(7,919)	(9.6%)	3,220	(40.7%)

Income tax provision	1,063	1.3%	1,016	1.2%	47	4.6%

Net loss	$(5,762)	(7.1%)	$(8,935)	(10.8%)	$3,173	(35.5%)

Net revenues
     Net revenues decreased $1.2 million, or 1.5%, to $81.3 million for the three months ended September 30, 2008 compared with $82.5 million for the three months ended September 30, 2007. This decrease was attributable primarily to reduced service revenues of $1.3 million resulting primarily from lower medical transcription pricing. Transcription volume was steady compared to the same period in 2007. Other revenues were up $0.1 million.

Cost of revenues
     Cost of revenues decreased $7.1 million, or 11.0%, to $57.2 million for the three months ended September 30, 2008 compared with $64.3 million for the three months ended September 30, 2007. This decrease was attributable primarily to:
•	reduced medical transcription payroll costs of $3.4 million related directly to our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	reduced technology product costs of $1.0 million; and

•	reduced costs of $2.7 million resulting from headcount reductions taken in 2007 to better align our overhead costs with our lower revenues levels.
     As a percentage of net revenues, cost of revenues decreased to 70.4% for the three months ended September 30, 2008 from 77.9% for the same period in 2007, as a result largely of our increased use of speech recognition technology and actions taken to better align our fixed costs with our lower revenue levels.
Selling, general and administrative
     SG&A expenses decreased $2.4 million, or 15.4%, to $13.1 million for the three months ended September 30, 2008 compared with $15.5 million for the three months ended September 30, 2007. This decrease was attributable to a decrease of $1.4 million in audit fees and a reduction of $1.0 million in all other SG&A costs primarily professional fees related to our evaluation of strategic alternatives which began in 2007. SG&A expense in the three month period ended September 30, 2008 as a percentage of net revenues was 16.2% compared with 18.8% for the same period in 2007.
Research & development
     R&D expenses increased $0.8 million, or 22.1%, to $4.6 million for the three months ended September 30, 2008 compared with $3.8 million for the three months ended September 30, 2007. This increase was due to employee related costs including $0.4 million of stock option compensation as a result of the immediate vesting of previously unvested stock options due to the change in control. R&D expenses as a percentage of net revenues were 5.7% for the three months ended September 30, 2008 compared with 4.6% for the three months ended September 30, 2007.
Depreciation
     Depreciation expense increased $0.1 million, or 4.1%, to $3.0 million for the three months ended September 30, 2008 compared with $2.9 million for the three months ended September 30, 2007. This increase was the result primarily of several assets being purchased in the latter part of 2007. Depreciation expense as a percentage of net revenues was 3.7% for the three months ended September 30, 2008 compared with 3.5% for the same period in 2007.
Cost of investigation and legal proceedings, net
Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings, net. These costs and expenses increased $2.7 million, or 61.7%, to $7.2 million for the three months ended September 30, 2008 compared with $4.4 million for the three months ended September 30, 2007. This increase in costs was due primarily to a charge of $5.9 million related to a tentative agreement with the DOJ investigation, offset by a reduction in legal fees of $3.2 million as compared to the same period in 2007.
Interest income, net
     Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net decreased $1.9 million, or 81.8%, to $0.4 million for the three months ended September 30, 2008 compared with $2.3 million for the three months ended September 30, 2007. This decrease was attributable to the dividend payout of $103.3 million in August 2008, combined with lower weighted average interest rates earned in the 2008 period (2.0%) compared with the 2007 period (5.6%).
Income tax provision
     The effective income tax rate for the three months ended September 30, 2008 was 22.6% compared with an effective income tax rate of 12.8% for the three months ended September 30, 2007. The rates consists primarily of provisions for the deferred tax liability related to the current year tax goodwill amortization which is indefinite in nature as well as the valuation allowance provided against a majority of U.S. deferred tax assets created in the quarter. The provisions also include state and foreign income taxes. The higher 2008 rate is due primarily to a lower pretax loss in 2008.
Comparison of Nine Months Ended September 30, 2008 and 2007

	Nine months ended September 30,
	2008		2007
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change

Net revenues	$247,466	100.0%	$260,276	100.0%	$(12,810)	(4.9%)

Operating costs and expenses:
Cost of revenues	176,508	71.3%	198,918	76.4%	(22,410)	(11.3%)
Selling, general and administrative	39,047	15.8%	48,158	18.5%	(9,111)	(18.9%)
Research and development	12,502	5.1%	10,073	3.9%	2,429	24.1%
Depreciation	8,901	3.6%	8,040	3.1%	861	10.7%
Amortization of intangible assets	4,145	1.7%	4,065	1.6%	80	2.0%
Cost of investigation and legal proceedings, net	15,307	6.2%	(456)	(0.2%)	15,763	(3,456.8%)
Restructuring charges	(82)	(0.0%)	935	0.4%	(1,017)	(108.8%)

Total operating costs and expenses	256,328	103.6%	269,733	103.6%	(13,405)	(5.0%)

Operating loss	(8,862)	(3.6%)	(9,457)	(3.6%)	595	(6.3%)

Equity in income of affiliated company	200	0.1%	447	0.2%	(247)	(55.3%)
Other income	438	0.2%	—	—	438	n.a.
Interest income, net	2,601	1.1%	6,477	2.5%	(3,876)	(59.8%)

Loss before income taxes	(5,623)	(2.3%)	(2,533)	(1.0%)	(3,090)	122.0%

Income tax provision	2,721	1.1%	2,402	0.9%	319	13.3%

Net loss	$(8,344)	(3.4%)	$(4,935)	(1.9%)	$(3,409)	69.1%

Net revenues
     Net revenues decreased $12.8 million, or 4.9% to $247.5 million for the nine months ended September 30, 2008 compared with $260.3 million for the nine months ended September 30, 2007. This decrease was attributable primarily to:
•	reduced service revenues of $9.2 million resulting primarily from lower medical transcription volume. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers; and

•	reduced revenues from our technology products of $3.6 million due primarily to reduced maintenance contracts.
Cost of revenues
     Cost of revenues decreased $22.4 million, or 11.3%, to $176.5 million for the nine months ended September 30, 2008 compared with $198.9 million for the nine months ended September 30, 2007. This decrease was attributable primarily to:
•	reduced medical transcription payroll costs of $9.8 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	reduced technology product cost of goods sold of $2.8 million; and

•	reduced employee related costs of $9.8 million resulting from headcount reductions taken in 2007 to better align our overhead costs with our lower revenues.
As a percentage of net revenues, cost of revenues decreased to 71.3% for the nine months ended September 30, 2008 from 76.4%

for the same period in 2007 as a result of the reductions described above.
Selling, general and administrative
SG&A expenses decreased $9.1 million, or 18.9%, to $39.0 million for the nine months ended September 30, 2008 compared with $48.2 million for the nine months ended September 30, 2007. This decrease was attributable to expenses in 2007 which did not repeat in 2008 including audit fees of $4.4 million related to the consolidated financial statements and the internal control over financial reporting for years 2003 through 2007; $1.4 million associated with the separation of certain members of our executive management; and $1.0 million for insurance premiums in the second quarter of 2007 triggered by our receipt of certain levels of insurance recovery; and a reduction of compensation expense of $4.1 million as a result of reductions in workforce. These decreases were offset by an increase in all other SG&A costs of $1.8 million primarily related to higher legal cost unrelated to the billing investigation. SG&A expenses as a percentage of net revenues were 15.8% for the nine months ended September 30, 2008 compared with 18.5% for the same period in 2007.
Research & development
     R&D expenses increased $2.4 million, or 24.1%, to $12.5 million for the nine months ended September 30, 2008 compared with $10.1 million for the nine months ended September 30, 2007. This increase was due to higher recruiting and staffing costs associated with additional investments in our industry leading DEP technology of $2.0 million and $0.4 million of stock option compensation as a result of the immediate vesting of previously unvested stock options due to the change in control. R&D expenses as a percentage of net revenues were 5.1% for the nine months ended September 30, 2008 compared with 3.9% for the nine months ended September 30, 2007.
Depreciation
     Depreciation expense increased $0.9 million, or 10.7%, to $8.9 million for the nine months ended September 30, 2008 compared with $8.0 million for the nine months ended September 30, 2007. This increase was the result primarily of several assets being purchased in the latter part of 2007. Depreciation expense as a percentage of net revenues was 3.6% for the nine months ended September 30, 2008 compared with 3.1% for the same period in 2007.
Cost of investigation and legal proceedings, net
     Costs and expenses associated with the Review and Management’s Billing Assessment are being reported as cost of investigation and legal proceedings, net. These costs and expenses increased $15.8 million, or 3,456.8%, to $15.3 million for the nine months ended September 30, 2008 compared with ($0.5) million for the nine months ended September 30, 2007. This increase in costs was due to the recognition of $15.3 million of insurance claims in 2007 that did not occur in 2008; as well as a charge of $1.5 million recorded during the first quarter of 2008 for the proposed settlement of all claims related to the consolidated medical transcriptionist putative class action; and the tentative agreement with the DOJ investigation for $5.9 million in the three months ended September 30, 2008, offset by a decrease in legal fees $6.9 million.
Interest income, net
     Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net decreased $3.9 million, or 59.8%, to $2.6 million for the nine months ended September 30, 2008 compared with $6.5 million for the nine months ended September 30, 2007. This decrease was attributable to lower average cash balances and lower interest rates in the 2008 period (2.0%) compared with the 2007 period (5.0%).
Income tax provision
     The effective income tax rate for the nine months ended September 30, 2008 was 48.4% compared with an effective income tax rate of 94.8% for the nine months ended September 30, 2007. The rates consists primarily of provisions for the deferred tax liability related to the current year tax goodwill amortization which is indefinite in nature as well as the valuation allowance provided against a majority of U.S. deferred tax assets created in the quarter. The provisions also include state and foreign income taxes. The lower 2008 rate is due primarily to a higher pretax loss in 2008.
Liquidity and Capital Resources
     As of September 30, 2008, we had working capital of $30.4 million compared with $133.2 million as of December 31, 2007. Our principal source of liquidity was available cash on hand. Cash and cash equivalents decreased $114.3 million for the nine months ended September 30, 2008 to $47.3 million as of September 30, 2008 from $161.6 million as of December 31, 2007. This decrease was driven primarily by cash used in financing activities of $103.3 million for the dividend payment, accommodation payments of $5.6 million, the payment of the additional accrual related to the settlement of all claims related to the South Broward customer class action matter of $2.3 million, cash used to purchase of property and equipment of $5.0 million, offset by cash generated from all other activity of $1.9 million.
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
     We believe our existing cash and cash equivalents and cash to be generated from operations, if any, will be sufficient to finance our operations for the foreseeable future. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our net revenues, or due to increased cash expenditures in excess of the net revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all. For instance, we will have increased cash expenditures relating to:
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Governmental Investigations
     The SEC is currently conducting a formal investigation of us relating to our billing practices. We have been fully cooperating with the SEC since it opened its investigation in 2004 and we have complied with information and document requests by the SEC.
     We also received an administrative subpoena under Health Insurance Portability and Accountability Act of 1996 (HIPAA) for documents from the DOJ on December 17, 2004. The subpoena sought information primarily about our provision of medical transcription services to governmental and non-governmental customers. The information was requested in connection with a government investigation into whether we and others violated federal laws in connection with the provision of medical transcription services. We have complied, and are continuing to comply, with information and document requests by the DOJ. On September 26, 2008, the DOJ gave notice to intervene in part in two qui tam actions filed against us for matters purportedly related to the DOJ’s investigation. We have reached a settlement-in-principle to resolve the DOJ’s civil claims and the two qui tam litigation matter for payment of $6.6 million to the DOJ, which has been accrued as of September 30, 2008. The settlement-in-principle has been disclosed to the court in the qui tam actions, and the two qui tam relators have accepted the settlement payment as fair and reasonable. The parties have exchanged a draft settlement agreement and have exchanged comments thereto and are presently negotiating final settlement terms. We must separately negotiate payment of the relators’ legal fees which are not covered by the settlement in principal with the DOJ.
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
Customer Litigation
     Kaiser Litigation
     On June 6, 2008, plaintiffs Kaiser Foundation Health Plan, Inc., Kaiser Foundation Hospitals, The Permanente Medical Group, Inc., Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc., and Kaiser Foundation Health Plan of Colorado (collectively, Kaiser) filed suit against MedQuist Inc. and MedQuist Transcriptions, Ltd. (collectively, MedQuist) in the Superior Court of the State of California in and for the County of Alameda. The action is entitled Foundation Health Plan Inc., et al v. MedQuist Inc. et al., Case No. CV-078-03425 PJH. The complaint asserts five causes of action, for common law fraud, breach of contract, violation of California Business and Professions Code section 17200, unjust enrichment, and a demand for an accounting. More specifically, Kaiser alleges that MedQuist fraudulently inflated the payable units of measure in medical transcription reports generated by MedQuist for Kaiser pursuant to the contracts between the parties. The damages alleged in the complaint include an estimated $7 million in compensatory damages, as well as punitive damages, attorneys’ fees and costs, and injunctive relief. MedQuist contends that it did not breach the contracts with Kaiser, or commit the fraud alleged, and it intends to defend the suit vigorously. MedQuist removed the case to the United States District Court for the Northern District of California, and filed motions to dismiss Kaiser’s complaint and to transfer venue of the case to the United Stated District Court for the District of New Jersey. Kaiser stipulated to transfer, and the case was transferred to the United States District Court for the District of New Jersey on or about August 26, 2008. The parties participated in mediation on July 24, 2008, but the case was not settled. MedQuist’s motion to dismiss has been fully briefed and is currently pending before the Court. No hearing date has been scheduled for the motion. No pretrial schedule or trial date has been set. We believe that the claims asserted have no merit and intend to vigorously defend the action.
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

     The parties have reached an agreement to settle all claims in exchange for payment of $1.5 million plus certain injunctive relief. The settlement contemplates notice to a settlement class consisting of all medical transcriptionists paid by the line for the period from November 29, 1998 through execution of the stipulation of settlement and is conditioned on final approval by the court. Neither MedQuist, nor any other party, has admitted or will admit liability or any wrongdoing in connection with the settlement. Plaintiffs have executed the stipulation of settlement, and motion for preliminary approval of the settlement has been filed. We have accrued $1.5 million at September 30, 2008 related to this matter.
Shareholder Litigation
     Costa Brava Partnership III, L.P. Shareholder Litigation
     Claim for Preliminary and Injunctive Relief
     On July 30, 2008, Costa Brava Partnership III, L.P. (Costa Brava) filed a verified complaint and jury demand in the United States District Court District of New Jersey against MedQuist Inc., Philips, CBay Inc., CBaySystems Holdings, SAC Capital Management, LLC, SAC Private Capital Group, LLC, SAC PEI CB Investment, L.P., and four of our former, non-independent directors, Clement Revetti, Jr., Gregory M. Sebasky and Scott M. Weisenhoff and Edward H. Siegel. It subsequently filed a first amended complaint on August 1, 2008. The amended complaint alleged that the defendants violated the Clayton Act, the New Jersey Shareholder Protection Act, and federal securities laws, by engaging in certain actions that were anti-competitive, harmful to us and in furtherance of the CBaySystems Holdings Purchase. Certain of the claims were purportedly asserted derivatively on our behalf. On August 1, 2008, plaintiff also sought an ex parte temporary restraining order and entry of an order to show cause requiring the defendants to appear and show cause why a preliminary injunction should not be issued enjoining certain of the complained of actions. A hearing was held on the preliminary injunction motion on August 5, 2008. At the conclusion of the hearing, the Court denied the request for a temporary restraining order and denied the request to enter an order to show cause. The Court found that Costa Brava had not met the standards for injunctive relief, including a showing of likelihood of success on the merits of its underlying claims or the presence of immediate irreparable harm. The Court allowed the plaintiff two weeks to file a further amended complaint, and directed the parties to engage in discovery on an expedited schedule. On August 19, 2008, Costa Brava filed a notice of withdrawal with the Court that dismissed without prejudice Costa Brava’s claims against MedQuist and the other defendants.
     Kahn Putative Class Action
     On January 22, 2008, MedQuist shareholder Alan R. Kahn filed a shareholder putative class action lawsuit against us, Philips and four of our former non-independent directors, Clement Revetti, Jr., Stephen H. Rusckowski, Gregory M. Sebasky and Scott Weisenhoff. The action, entitled Alan R. Kahn v. Stephen H. Rusckowski, et al., Docket No. BUR-C-000007-08, is pending in the Superior Court of New Jersey, Chancery Division, Burlington County. In the action, plaintiff purports to bring the action on his own behalf and on behalf of all current holders of our common stock. The complaint alleged that defendants breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by purportedly agreeing to and initiating a process for our sale or a change of control transaction which will allegedly cause harm to plaintiff and the putative class. Plaintiff sought damages in an unspecified amount, plus costs and interest, a judgment declaring that defendants breached their fiduciary duties and that any proposed transactions regarding our sale or change of control are void, an injunction preventing our sale or any change of control transaction that is not entirely fair to the class, an order directing us to appoint three independent directors to our board of directors, and attorneys’ fees and expenses.
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
     On October 14, 2008, plaintiff filed a motion to consolidate this action with the Newcastle shareholder litigation matter described immediately below. On October 30, 2008, we filed opposition to the motion to consolidate. The motion to consolidate and the motion to dismiss the amended class action complaint will be heard on November 7, 2008.

     We deny any liability and intend to defend this action vigorously.
     Newcastle Shareholder Litigation
     On June 30, 2008, Newcastle Partners, L.P. (Newcastle), a shareholder affiliated with one of our directors, derivatively on our behalf, filed an action against Philips, CBaySystems Holdings, Cbay Inc., five of our former non-independent directors, Stephen H. Rusckowski, Clement Revetti, Jr., Greg Sebasky, Jr., Scott M. Weisenhoff and Edward H. Siegel, in the Superior Court of New Jersey, Chancery Division, Burlington County. The complaint also named us as a “Nominal Defendant,” meaning that no monetary relief is being sought against us.
     On July 9, 2008, Newcastle amended the complaint to add Arklow Master Fund, Ltd. (Arklow), one of our shareholders and affiliated with one of our directors, as an additional plaintiff. Plaintiffs allege that defendants took steps to sell Philips’ entire interest in MedQuist (i.e., 69.5% of our outstanding shares) to CBaySystems Holdings and CBay Inc. (collectively, CBay). Plaintiffs assert four counts in the amended complaint. First, plaintiffs contend that Rusckowski, Revetti, Sebasky, Weisenhoff and Siegel (collectively, the Philips Directors), who are also senior officers of Philips, breached their fiduciary duties, to us by taking steps to consummate the CBaySystems Holdings Purchase that will adversely affect us. Second, plaintiffs aver that all of the defendants, individually and together, aided and abetted the Philips Directors’ breach of their fiduciary duties. In light of the first two counts, plaintiffs sought injunctive relief (including an order enjoining the CBaySystems Holdings Purchase), declaratory relief and attorneys’ fees and costs. Third, as an alternative form of relief, plaintiffs allege that in the event that Philips sells its stake in MedQuist, plaintiffs demand a declaration that a certain agreement related to the governance of the Company remain in full force and effect. Fourth, plaintiffs assert that CBay breached the standstill provision contained in an April 2008 confidentiality agreement between us and CBay and demand an injunction to prevent CBay from violating that agreement (Confidentiality Agreement).
     On July 9, 2008, Newcastle filed an application for an Order to Show Cause (OSC) to (i) preliminarily enjoin Philips and CBay from consummating the CBaySystems Holdings Purchase ; (ii) preliminarily enjoin the Philips Directors from taking any action to consummate the CBaySystems Holdings Purchase; and (iii) preliminarily enjoin CBay from violating the Confidentiality Agreement. As part of the relief requested in the OSC, plaintiffs sought a Temporary Restraining Order (TRO) that would restrain all defendants from taking any action in violation of the proposed OSC until a preliminary injunction hearing could be held.
     On July 9, 2008, counsel for MedQuist, Philips, the Philips Directors, CBay, Newcastle and Arklow appeared before Judge Michael Hogan of the Superior Court of New Jersey, Burlington County, for a hearing on the TRO application. After entertaining argument from the parties, Judge Hogan denied the TRO application. Judge Hogan scheduled a preliminary injunction hearing for July 31, 2008 and ordered expedited discovery. The parties subsequently agreed to an expedited discovery schedule, as well as a briefing schedule on the OSC for a preliminary injunction. The preliminary injunction hearing was held on July 31, 2008, and on August 1, 2008, the Court issued an order denying plaintiffs’ motion seeking preliminary injunctive relief. The Court found, among other things, that the plaintiffs failed to establish by clear and convincing evidence a reasonable probability of success on their underlying claims, or that absent injunctive relief they would suffer immediate irreparable harm. A status conference originally scheduled for September 29, 2008 was rescheduled to October 15, 2008. Subsequently, Newcastle’s counsel requested an additional postponement and the Court agreed to schedule the status conference for November 7, 2008.
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
     We filed an answer and counterclaim in the arbitration, which generally denied liability. In the lawsuit, the defendants filed a motion to dismiss alleging that our complaint failed to state an actionable claim for relief. On July 25, 2008, we filed our response which opposed the motion to dismiss in all respects. Discovery has now commenced in both the arbitration and the lawsuit. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.
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
     We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of September 30, 2008 or December 31, 2007 related to these indemnification provisions.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits

No.	Description

3.1(1)	Second Amended and Restated By-Laws of MedQuist Inc., as amended

10.1(*)	Transcription Services Agreement by and between MedQuist Transcriptions, Ltd. and CBay Systems & Services, Inc. dated September 15, 2008

10.2(2)	Form of Amendment of Indemnification Agreement for Executive Officers

10.3(3)	Employment Agreement by and between Peter Masanotti and MedQuist Inc., dated September 3, 2008

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 15, 2008

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 25, 2008

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 9, 2008

(*)	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST INC.
Date: November 4, 2008	/s/ Peter Masanotti
Peter Masanotti
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2008	/s/ Kathleen E. Donovan
Kathleen E. Donovan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

No.	Description
10.1(*)	Transcription Services Agreement by and between MedQuist Transcriptions, Ltd. and CBay Systems & Services, Inc. dated September 15, 2008

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.