Form 10-K
period 2008-12-31
MEDQUIST INC
filed 2009-03-11
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 0-19941

MEDQUIST INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2531298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Bishops Gate Blvd, Suite 300, Mount Laurel, NJ 08054-4632
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(856) 206-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
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

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2008, was $64,696,607. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the “Pink Sheets” on June 30, 2008.

The number of registrant’s shares of common stock, no par value, outstanding as of February 24, 2009 was 37,555,893.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

MedQuist Inc.

Annual Report on Form 10-K

PART I

Item 1.	Business

General

MedQuist is the largest Medical Transcription Service Organization (MTSO) in the world, and a leader in technology enabled clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we employ approximately 5,000 skilled medical transcriptionists (MTs), making us the largest employer of MTs in the U.S. Over the past three years as the marketplace has increased the demand for, and embraced the allowance of, work to be transcribed offshore, we have expanded our capability in this area. We believe our services and enterprise technology solutions — including mobile voice capture devices, speech recognition technologies, Web-based workflow platforms, and global network of MTs and editors — enable healthcare facilities to improve patient care, increase physician satisfaction and lower operational costs.

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

Increased Spending and Demographic Factors in Healthcare Industry

Spending for healthcare in the U.S. has grown rapidly over the past few decades. According to estimates published by the Centers for Medicare & Medicaid Services (CMS) Office of the Actuary, the healthcare sector is growing faster than the overall economy. Healthcare spending increased as a share of U.S. gross domestic product from 13.3% in 2000 to 16.3% in 2007, as growth in healthcare spending outpaced economy-wide growth.

In 2007, healthcare spending in the U.S. was approximately $2.2 trillion. CMS estimates that by 2018 healthcare spending will have increased to $4.4 trillion, which will represent 20.3% of the projected U.S. gross domestic product. Demographic factors contribute to long-term growth projections in healthcare spending. According to the U.S. Census Bureau’s 2005 interim projections, there were approximately 35 million Americans aged 65 or older. The number of Americans aged 65 or older is expected to increase to approximately 40 million by 2010 and approximately 70 million by 2030, or 20% of the U.S. population. We believe that the aging of the U.S. population and the continuing growth in healthcare spending will increase demand for our products and services. Older age groups receive proportionately greater numbers of procedures, medical tests and treatments that require clinical documentation. We believe that the high demand for medical transcription services will also be sustained by the need of providers, third-party payors, consumers, regulators and health information networks to share electronic health information.

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

Although we are the leading provider of medical transcription services in the U.S., we experience competition from local, regional, national and international businesses. We believe that there are hundreds of companies in the U.S. and India currently performing medical transcription services for the U.S. market. There are currently two large service providers, one of which is us and the other of which is Spheris Inc., several mid-sized service providers with annual revenues of between $15 million and $60 million and hundreds of smaller, independent businesses with annual revenues of less than $15 million. We believe that a substantial portion of the medical transcription market is serviced internally by MTs directly employed by the healthcare providers.

We believe the outsourced portion of the medical transcription services market will increase due in part to healthcare providers seeking the following:

•	reduction in overhead and other administrative costs, driven by current and projected general U.S. economic conditions;

•	improvement in the quality and speed of delivery of transcribed medical reports;

•	access to leading technologies, such as speech recognition technology, without development and investment risk;

•	expertise in implementing and managing a system tailored to the providers’ specific requirements;

•	access to skilled MTs; and

•	support for compliance with increasing governmental and industry mandated privacy and security requirements and electronic health record (EHR) initiatives.

Our competitive position in the market is characterized primarily by the following factors:

•	We are the largest medical transcription provider in the U.S., with a strong customer base, the largest pool of worldwide MTs and leading technologies capable of handling large volumes and complex workflows. As the largest medical transcription provider in the U.S., we are recognized as the leading brand in the industry. We have a well-established customer base, comprised of hundreds of health systems, hospitals and large group medical practices located throughout the U.S. We have an integrated, flexible and scalable technology platform that can be tailored to meet our customers’ needs. We are the largest employer of U.S.-based MTs, utilize the largest supply of offshore medical transcription labor, and have the most widely deployed technology platform. As health systems, hospitals and large group medical practices increasingly seek to outsource their medical transcription and other clinical document workflow needs, we have the resources to quickly and efficiently provide our customers with comprehensive and scalable global solutions.

•	We offer a comprehensive array of products and services. We offer a comprehensive array of products and services for dictation, medical transcription, speech recognition and electronic signature through a combination of remote and on-premise solutions. These solutions are designed to maximize the efficiency, accuracy and security of our customers’ documentation and coding processes while enhancing their patient care, accelerating their revenue cycle and lowering their costs.

•	We have a strong balance sheet. We continue to maintain a substantial cash balance and have no debt.

•	We continue to face competition from MTSOs providing low cost services. Several low cost providers have emerged and aggressively moved into our market offering medical transcription services (performed both domestically and offshore) at prices significantly below our traditional price point causing some of our customers to switch to these providers, as well as resulting in a reduction in the prices we can charge our customers for our services.

Change in Majority Owner

On August 6, 2008, CBaySystems Holdings Limited (CBaySystems Holdings), a company that is publicly traded on the AIM market of the London Stock Exchange with a portfolio of investments in medical transcription, which includes a company that competes in the medical transcription market, healthcare technology and healthcare financial services, acquired a 69.5% ownership interest in us from Koninklijke Philips Electronics N.V. (Philips) for $11.00 per share (CBaySystems Holdings Purchase). Immediately prior to the closing of the CBaySystems Holdings Purchase, four of our directors affiliated with Philips resigned from our board of directors and four individuals designated by CBaySystems Holdings were appointed to our board of directors.

Global Market of The NASDAQ Stock Market LLC

Our common stock trades on the Global Market of The NASDAQ Stock Market LLC under the ticker symbol “MEDQ.”

Business Strategy

We intend to maintain our position as the leading provider of medical transcription technology and services while transforming into a leading provider of complete clinical documentation workflow solutions and positively impacting our customers’ revenue cycles. We plan to achieve these objectives through the following strategies:

Retain and Expand Customer Relationships.  We constantly seek to improve our service performance, including but not limited to the areas of turnaround time, medical transcription quality and customer communications. We believe that advances in these areas improve retention of existing customers, open the possibility to sell existing customers additional products and services and increase our ability to secure new customers. We also have a strong, experienced sales team that continues to focus on customer executive level decision-makers to enhance sales opportunities for new and existing customers.

Enhance Profitability.  We continue to identify ways to maximize the efficiencies of our organization through the following initiatives:

•	expand our use of speech recognition, which should increase our productivity;

•	realign our non-production workforce to match our current operational needs;

•	use technology where applicable to automate manual processes;

•	reorganize our production workforce to optimize workflow; and

•	where contractually permitted, increase our use of lower cost offshore labor resources.

Leveraging our DEP.  For medical transcription services that we perform on our platform (DEP), we believe that the combination of standardization, advanced functionality and transparency with respect to service metrics provided by this platform significantly increases our customers’ satisfaction and retention. Our DEP allows us to accelerate the rate at which we can offer new functionalities to our customers. In addition, we currently offer and plan to expand the offering of our DEP to healthcare providers and other companies in the medical transcription industry for use as their medical dictation and transcription platform.

Expansion Into New Markets.  We believe our breadth of products and services positions us to bridge the gap between traditional medical transcription and the EHR. The U.S. government has developed plans that call for all Americans to have an EHR by 2014. We believe that the U.S. government mandate of adoption of the ICD-10 coding classification will generate new opportunities for our services. In addition, we believe that commitment of President Obama’s administration to fund aspects of the adoption of electronic medical records will provide additional opportunities for us.

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

Customer Base

We have a large and prestigious customer base. We believe that over 30% of non-federal acute care U.S. hospitals use at least one of our products or services. Additionally, we have the largest customer base of any medical transcription company in the U.S., currently serving over 1,500 hospital systems, clinics and large physician practices, including approximately 40% of hospitals with more than 500 licensed beds. We believe we are the medical transcription company of choice for large, complex hospitals and health systems in the U.S. due to our size, scale and scope. We provide services to entire healthcare systems as well as discrete departments within hospitals, such as health information management, emergency, radiology, pathology and cardiology departments and all types of clinic settings. None of our customers accounted for more than 5% of our annual net revenues in 2008, 2007 or 2006.

Products and Services

For the years ended December 31, 2008, 2007 and 2006, approximately 84.9%, 83.3% and 83.8%, respectively, of our net revenues were derived from our medical transcription technology and services. In addition, we also derive net revenues from, among other things, maintenance services, our front-end speech recognition solution, SpeechQ for Radiologytm, our coding services, and our enterprise digital dictation management system, DocQvoice.

Medical Transcription Services

We provide health systems, hospitals and large group medical practices with comprehensive solutions to meet their medical transcription needs. As the largest medical transcription services provider, we employ approximately 5,000 skilled MTs and have access to a significant number of offshore MTs through our substantial relationships with subcontractors located in India. This scale allows us to continually offer our customers effective, standardized medical transcription services that meet organization-wide or departmental needs. We perform the vast majority of our medical transcription services utilizing our DEP. For our medical transcription customers that do not use our DEP, we provide medical transcription services directly into their platform. In addition, we also service a specialized area of the medical transcription market — specifically, radiology — whereby we retrieve voice files from, and transcribe directly into, customer-hosted transcription platforms.

In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition and electronic signature technologies.

Our DEP and flexible dictation solutions provide our customers with easy access to advanced technology and the confidence that medical reports will be completed quickly and accurately. Our DEP, which is a web-based dictation and transcription management system and is utilized by our domestic MTs and our offshore medical transcription subcontractors, integrates dictation capture, workflow management, speech recognition, medical transcription, and document distribution through multiple distinct yet integrated modules as follows:

Features and benefits of our DEP include the following:

Security and Scalability

•	supports all standards required by HIPAA and other applicable laws and regulations

•	provides detailed role-based job-level audit capabilities

•	utilizes secure data centers with 24/7 system monitoring and maximum uptime

•	satisfies increased clinical document workflow demands through seamless scalability

Cost Effectiveness

•	provides one interface for health information systems

•	eliminates the costs and challenges of supporting multiple dictation and medical transcription systems for individual hospitals and departments

•	allows for the centralized maintenance of all system hardware and software at our data centers

•	allows MTs and editors to work remotely from anywhere in the world

•	eliminates traditional phone charges and other overhead costs associated with home-based medical transcription

Workflow

•	allows viewing of medical reports on a real-time basis from multiple locations through a single and secure login, password and company identification

•	increases the level of our customers’ management control over medical transcription workflow across healthcare enterprises

•	reduces the amount of time reports spend in queue as well as MT downtime

•	takes transcribed text and matches it to user pre-defined templates using automatic post-transcription formatting

Auditing and Reporting

•	facilitates transparency in the billing process with detailed character count logs for every processed document

•	provides audit trails with detailed information regarding access to patient health information

•	offers quality and turnaround time reporting for tracking of service metrics

Maintenance Services

We provide onsite maintenance, remote “break-fix” services, and application, hardware and software technical support for our products.

SpeechQ for Radiology

SpeechQ for Radiology is a flexible front-end speech recognition software application. It allows radiologists to dictate, edit and sign their reports in a single session or send them to an editor following dictation. SpeechQ for Radiology continuously learns from changes to a specific radiologist’s dictation made by either the radiologist or an editor, increasing the speech recognition accuracy for such radiologist with every edit. Powered by the same SpeechMagictm speech engine used in our DEP, SpeechQ for Radiology is designed specifically for radiology, and integrates with most radiology specific information systems providing a workflow that is designed to maximize radiologists’ efficiency and significantly improve report turnaround time.

DocQvoice

DocQvoice is our web-based, enterprise digital voice capture and transport solution attached at the front end of DEP for premise-based voice capture. DocQvoice creates opportunities to improve productivity by providing an enterprise view that allows our customers’ medical transcription supervisors to easily manage MTs, MTSOs and voice files from a single dashboard instead of using multiple systems. DocQvoice was specifically engineered to be compatible with our previous generation dictation stations. An integral component of our growing technology portfolio, DocQvoice supports our end-to-end solution from dictation to billing. DocQvoice’s enterprise configuration options allow administrators to easily track work and share resources to get the right voice file to the right MTs at the right time.

Coding & Revenue Cycle Services & Technology

We offer coding workflow technology and services to improve our customers reimbursement and revenue cycle and further supports our end-to-end solution from dictation to billing.

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

We employ approximately 100 developers to conduct our research and development in five locations: Joplin, Missouri, Norcross, Georgia, Morgantown, West Virginia, Malvern, UK, and Hyderabad, India. Although we license a portion of our technology from third party vendors, a majority of our technological expertise resides in our development organization. Our development personnel have expertise across the breadth of our solutions, including voice capture management, speech recognition and editing applications, medical transcription and electronic signature and distribution. All of our development teams follow the same rigorous development methodology which ensures repeatable, high quality and timely delivery of solutions. Our research and development expenses were approximately $15.8 million, $13.7 million and $13.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Speech Recognition

A portion of our speech recognition technology is licensed from Philips Speech Recognition Systems GmbH (PSRS), now a business unit of Nuance. We have integrated this technology into both SpeechQ for Radiology and our DEP which has provided us with productivity gains and streamlined workflows. In 2008 we significantly increased our use of automated speech recognition.

Sales and Marketing

We spend a significant portion of our sales and marketing resources on targeting healthcare facilities, which are currently performing medical transcription in-house, as well as those facilities that have already outsourced their medical transcription function, but are using a competitor. Additionally, as more and more healthcare providers look to aggregate their purchasing power and make group or enterprise decisions, our sales and marketing efforts are targeting agreements with these larger and more complex groups and enterprises.

In addition, we focus on retaining and expanding the business within our existing customer base. We use a direct sales force model of over 90 sales and customer care associates throughout the U.S. This includes specialists for enterprise executive sales, large account management, specific target market specialists for technology and services and account management. In addition, we have an inside sales department that specializes in telesales and lead generation primarily for ancillary products to our existing customers including other medical transcription outsource companies.

To support our sales initiatives, we utilize various marketing programs to maintain and expand our brand. We promote our offerings regularly through:

•	attending and sponsoring industry trade shows of national organizations such as the American Health Information Management Association (AHIMA), Healthcare Information and Management Systems Society (HIMSS), Association for Healthcare Documentation Integrity (AHDI) , Radiological Society of North America, Society (RSNA) for Imaging Informatics in Medicine, and Medical Transcription Industry Alliance (MTIA) ;

•	advertising in industry focused print and electronic trade journals; and

•	demonstrating our thought leadership on industry topics and trends via speaking engagements, work group participation, committee memberships and leadership, webinars within all of the noted associations above, and participation in numerous state and regional trade show events.

Service Delivery and Customer Support Services

We offer a wide range of customer support services through an expansive staff of customer-facing service personnel. The customer-facing relationship teams work with, and are supported by, our centrally managed customer service organization.

Our centralized service delivery enhances workflow management and has resulted in improved levels of service and quality for our customers. This centralization coordinates the services of thousands of MTs domestically and internationally, facilitating superior real-time capacity planning and demand management when volume fluctuates or other environmental factors impact performance. By applying streamlined processes and the highest standards worldwide, we are able to provide a spectrum of quick turnaround time and quality documentation consistently in the most complex of healthcare environments, 24 x 7 x 365.

Our service and support organization is comprised of several smaller organizations, or teams, focused on delivering specific aspects of services. In addition to the customer-facing (level one) local or telephone support, we provide more complex (level two) technical, application and product support, as well as implementation professional services, which provide our customers with complete implementation planning and services beginning with the initial scoping of system requirements through the customer acceptance phase of an implementation.

Medical Transcriptionists

As the largest MTSO in the world, we employ approximately 5,000 skilled U.S.-based MTs, making us the largest employer of MTs in the U.S. In addition, we contract with MTs in Canada and have access to offshore MTs through our relationships with subcontractors located in India. The size of our MT pool allows us to quickly and efficiently provide our customers with the labor resources necessary to implement comprehensive, scalable solutions. All of the U.S.-based MTs that we employ work from home, largely using computer hardware and telecommunications equipment that we provide, to access dictation files and transcribe reports utilizing the Internet.

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

Training

Our employee and subcontractor MTs participate in an on-line training program that includes both a company orientation, as well as training on our DEP. In addition, those MTs that service specialized areas of the medical transcription market involving the direct transcription into customer-hosted medical transcription platforms receive platform-specific training. Prior to performing medical transcription services for our customers, each MT must demonstrate proficiency in the use of our DEP or the applicable customer-hosted platform.

With the emergence of speech recognition technology to produce draft transcribed reports, our employee and subcontractor MTs have an opportunity to become medical editors (MEs). Before they are eligible to edit the draft speech-recognized processed reports, MEs must be formally certified on DocQspeechtm, our DEP’s speech recognition module, to ensure the most efficient means to edit the reports. Currently, over 3,500 of our U.S.-based employee MTs and a significant portion of our subcontractor MTs have been cross trained as MEs.

Quality Assurance

Our automated technology routes reports with flagged text to our quality assurance personnel for review prior to delivery to the customer. In addition, formal quality reviews are performed on a regular basis at both the individual MT and customer levels. We provide continuous feedback to our employee and subcontractor MTs to increase learning and improve up-front quality. Our employee and subcontractor MTs participate in an on-going, comprehensive training program in order to maintain a high level of quality assurance.

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

Regulatory Matters

Current HIPAA Privacy Standards and Security Standards

The provision of healthcare services, including the practice of medicine, is heavily regulated by federal and state statutes and regulations, by rules and regulations of state medical boards and state and local boards of health, and by codes established by various medical associations. Although many such laws, regulations and requirements do not directly apply to our operations, future laws and regulations related to the provision of medical transcription services may require us to restructure our operations in order to comply with such requirements. Our hospital and other healthcare provider customers must comply with a variety of requirements related to the handling of patient information, including HIPAA, which establishes a set of national privacy and security standards for protecting the privacy, confidentiality and security of protected health information (PHI). Under HIPAA, health plans, healthcare clearinghouses and healthcare providers (sometimes referred to as “covered entities” for purposes of HIPAA) must meet certain standards in order to protect individually identifiable health information. As part of the operation of our business, our customers provide us with certain PHI. The provisions of HIPAA require our customers to have agreements (referred to as “business associate agreements” for purposes of HIPAA) in place with us under which we are required to appropriately safeguard the PHI we create or receive on their behalf.

We have structured our operations to comply with these contractual requirements. We have designated a Chief Compliance Officer and have implemented appropriate safeguards related to the access, use and/or disclosure of PHI to help ensure the privacy and security of PHI consistent with our contractual requirements. We also are required to train personnel regarding HIPAA requirements. If we, or any of our domestic MTs or our offshore medical transcription subcontractors, are unable to maintain the privacy, confidentiality and security of the PHI that is entrusted to us, our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers. Additionally, because all HIPAA standards are subject to interpretation and change, we cannot predict the future impact of HIPAA on our business and operations. Although it is not possible to anticipate the total effect of these regulations, we have made and continue to make investments in systems to support customer operations that are regulated by HIPAA.

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

Recent Changes Impacting HIPAA

The Privacy Standards and Security Standards under HIPAA do not currently apply directly to our business. However, the Health Information Technology for Economic and Clinical Health Act (HITECH Act), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (ARRA), enhances and strengthens the HIPAA Privacy and Security Standards and makes certain provisions applicable to “business associates” of covered entities. Currently, we are bound by business associate agreements with covered entities that require us to use and disclose PHI in a manner consistent with HIPAA in providing services to those covered entities. Beginning on February 17, 2010, some provisions of HIPAA will apply directly to us. In addition, the HITECH Act creates new security breach notification requirements. The direct applicability of the new HIPAA Privacy and Security provisions will require us to incur additional costs and may restrict our business operations. In addition, these new provisions will result in additional regulations and guidance issued by the United States Department of Health and Human Services and will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers.

Currently, only covered entities are directly subject to potential civil and criminal liability under the Privacy Standards and Security Standards. However, as of February 17, 2010, we will be directly subject to HIPAA’s criminal and civil penalties.

Other Restrictions Regarding Confidentiality, Privacy and Security of Health Information

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to, confidentiality and security of PHI. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. In many cases, these state laws are not preempted by the HIPAA Privacy and Security Standards and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers.

These laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business. In addition, to the extent that the laws of the states in which we or our customers operate are more restrictive than HIPAA, we may have to incur additional costs to maintain compliance with any such applicable requirements. Claims of violations of privacy rights or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Employees

As of February 6, 2009, we employed 6,380 people. Of these, 5,084 were MTs. Of our total work force, 3,501 were full-time employees and 2,879 were part-time employees.

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

Item 1A.  Risk Factors

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Exchange Act. Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	each of the factors discussed in this Item 1A, Risk Factors as well as risks discussed elsewhere in this report;

•	each of the matters discussed in Item 3, Legal Proceedings;

•	our ability to recruit and retain qualified MTs and other employees;

•	changes in law, including, without limitation, the impact HIPAA will have on our business;

•	the impact of our new services and products on the demand for our existing services and products;

•	our increased dependence on speech recognition technology, which we license, but do not own;

•	our current dependence on medical transcription for substantially all of our business;

•	our ability to expand our customer base;

•	infringement on the proprietary rights of others;

•	our ability to diversify into other businesses;

•	our increased dependence on offshore medical transcription subcontractors;

•	our ability to effectively integrate newly-acquired operations;

•	competitive pricing and service feature pressures in the medical transcription industry and our response to those pressures;

•	difficulties relating to our significant management turnover; and

•	general conditions in the economy and capital markets.

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

Our ability to expand our business and properly service our customers depends on our ability to effectively manage our domestic production capacity and offshore transcription labor partners, including our ability to recruit, train and retain qualified MTs and MEs and maintain high standards of quality service in our operations, which we may not be able to do.

Our success depends, in part, upon our ability to effectively manage our domestic production capacity including our ability to attract and retain qualified MTs and MEs who can provide accurate medical transcription. There is currently a shortage of qualified MTs and MEs in the U.S., and an increasing need for more real-time turnaround of transcribed reports has created industry-wide demand for quality MTs and MEs. As a result, competition for skilled MTs and MEs is intense. We have active programs in place to attract domestic MTs and MEs and to partner with offshore medical transcription service providers. We must also effectively manage our offshore transcription labor partners. However, this strategy may not alleviate any issues caused by the shortage. Because medical transcription is a skilled position in which experience is valuable, we require that our MTs and MEs have substantial experience or receive substantial training before being hired. Competition may force us to increase the compensation and benefits paid to our MTs and MEs, which could reduce our operating margins and profitability. In addition, failure to recruit and retain qualified MTs and MEs may have an adverse effect on our ability to service our customers, manage our production capacity and maintain our high standards of quality service. An inability to hire and retain a sufficient number of qualified MTs and MEs in the U.S., and subcontract with a sufficient number offshore medical transcription service providers, could have a negative impact on our ability to grow.

If the electronic health records (EHR) companies produce solutions acceptable to large hospital systems for the creation of electronic clinical documentation that are not based on the conversion of voice to text, the overall demand for medical transcription services could be reduced.

EHR companies’ solutions for the collection of clinical data typically require physicians to directly enter and organize patient information through templates thereby eliminating or dramatically reducing the use of dictation or transcription. Although the EHR market is in the early stages of development and is rapidly evolving, a number of market entrants have introduced or developed products and services that are competitive with one or more components of the solutions we offer. We expect that additional companies will continue to enter this market. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced solutions for the creation of electronic clinical documentation. In the event that such solutions are successful and gain wide acceptance, the overall demand for medical transcription services could be reduced. In the event that markets develop more quickly than expected, our business, financial condition and results of operations could be adversely affected.

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

Our business, particularly our DEP and our speech recognition software, depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, and Internet applications and related tools and functions.

A substantial portion of our business involves the transfer of large amounts of data to and from our DEP via the Internet. Also, we rely on a global enterprise software system to operate and manage our business. Our DEP, and its underlying technologies, are designed to operate and to be accessible by our customers 24 hours a day, seven days a week. Network and information systems, the Internet and other technologies are critical to our business activities. Substantially all of our transcription services are dependent upon the use of network and information systems, including the use of our DEP and our speech recognition software, which is licensed from a third party. We have periodically experienced short term outages with our DEP that have not significantly disrupted our business. While we have an active disaster recovery program in place for our information systems and our DEP and we believe there are alternative speech recognition software vendors that could replace the current vendor, if information systems including our DEP or the Internet are disrupted for a prolonged period, or if our license to use our speech recognition software is terminated or not renewed, we could face a significant disruption of services.

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

We license speech recognition software from Philips Speech Recognition Systems (PSRS) that we incorporate into our DEP and SpeechQ for Radiology. During 2008, our competitor, Nuance Communications, Inc. (Nuance) purchased PSRS. Our ability to continue to sell and support SpeechQ for Radiology depends on continued support from Nuance, as the owner of PSRS. Nuance issued to us and other customers of PSRS firm statements of a commitment to ongoing support in late 2008.

If the license were to become unavailable on commercially reasonable terms or at all, some of this technology would be difficult to replace. The loss of this license could significantly impact our business until we identify, license and integrate, or develop equivalent software. If we are required to enter into license agreements with third parties for replacement technology, we could face higher royalty payments and our products may lose certain attributes or features.

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

If we fail to comply with extensive contractual obligations and applicable laws and government regulations governing the handling of patient identifiable medical information, including those imposed on our customers in connection with HIPAA, we could suffer material losses or be negatively impacted as a result of our customers being subject to material penalties and liabilities and, under newly enacted legislation, we will face potential liability.

As part of the operation of our business, our customers provide us with certain patient identifiable medical information. Although many regulatory and governmental requirements do not directly apply to our operations, our hospital and other healthcare provider customers must comply with a variety of requirements related to the handling of patient information, including laws and regulations protecting the privacy, confidentiality and security of PHI. Most of our customers are covered entities under HIPAA and, in many of our relationships, we function as a business associate. In particular, the provisions of HIPAA require our customers to have business associate agreements in place with a medical transcription company such as ours under which we are required to appropriately safeguard the PHI we create or receive on their behalf. Further, our customers are required to comply with HIPAA security regulations that require them to implement certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of EPHI. We are required by contract to protect the security of EPHI that we create, receive, maintain or transmit for our customers consistent with these regulations. To comply with our contractual obligations, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding HIPAA requirements. If we, or any of our MTs or subcontractors, are unable to maintain the privacy, confidentiality and security of the PHI that is entrusted to us, our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers.

Currently, we are bound by business associate agreements with covered entities that require us to use and disclose PHI in a manner consistent with HIPAA in providing services to those covered entities, and only covered entities are directly subject to potential civil and criminal liability under the HIPAA Privacy and Security Standards. However, the HITECH Act, which was enacted into law on February 17, 2009 as part of the ARRA, enhances and strengthens the HIPAA Privacy and Security Standards and makes certain provisions applicable to “business associates” of covered entities. Beginning on February 17, 2010, some provisions of HIPAA will apply directly to us. In addition, the HITECH Act creates new security breach notification requirements The direct applicability of the new HIPAA Privacy and Security provisions will require us to incur additional costs and may restrict our business operations. In addition, these new provisions will result in additional regulations and guidance issued by the United States Department of Health and Human Services and will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers.

Currently, only covered entities are directly subject to potential civil and criminal liability under the Privacy Standards and Security Standards. However, as of February 17, 2010, we will be directly subject to HIPAA’s criminal and civil penalties.

Proposed legislation and possible negative publicity may impede our ability to utilize global service capabilities.

Certain stated laws that have recently been enacted and bills introduced in recent sessions of the U.S. Congress have sought to restrict the transmission of personally identifiable information regarding a U.S. resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice of the transmission and an opportunity to opt out. Some of the proposals would require patient consent. If enacted, these proposed laws would impose liability on healthcare businesses arising from the improper sharing or other misuse of personally identifiable information. Some proposals would create a private civil cause of action that would allow an injured party to recover damages sustained as a result of a violation of the new law. A number of states have also considered, or are in the process of considering, prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the U.S. Further, as a result of this negative publicity and concerns regarding the possible misuse of personally identifiable information, some of our customers have contractually limited our ability to use MTs located outside of the U.S.

CBaySystems Holdings owns approximately 69.5% of our outstanding common stock, and its interests may conflict with the interests of MedQuist and our other shareholders.

CBaySystems Holdings beneficially owns approximately 69.5% of our outstanding common stock. CBaySystems Holdings has the ability to cause the election of all of the members of our board of directors, the appointment of new management and the approval of actions requiring the approval of our shareholders, including amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. The directors elected by CBaySystems Holdings will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. The interests of CBaySystems Holdings could conflict with our interests and the interests of our other shareholders.

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

In the past few years, we have experienced a significant turnover in our senior management. Most recently, in 2008, we experienced changes in our president and chief executive officer, our chief financial officer, and our senior vice president of sales and marketing. This lack of management continuity, and the resulting lack of long-term history with us, could result in operational and administrative inefficiencies and added costs, could adversely impact our stock price and our customer relationships and may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel that we hire within our organization in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently do not own any real property. We currently lease approximately 39,000 square feet of office space in Mount Laurel, New Jersey which houses our corporate headquarters. This lease expires in 2014; however, we have the option to terminate the lease in 2011, subject to certain conditions, including the payment of a termination fee. We also lease approximately 38,000 square feet of office space in Norcross, Georgia for our sales, administrative and research and development functions. This lease expired in June 2008 and we continue to lease the property on a month-to-month basis. We lease approximately 20,000 square feet for our call center in Marietta, Georgia. This lease expired on December 31, 2007 and we continue to lease the property on a month-to-month basis. We are currently negotiating with the landlords to renew the Norcross and Marietta leases at commercially reasonable terms. The call center provides technical support and expertise to our customers and MTs. Other than our corporate headquarters, the Norcross facility and our call center, none of our other properties are material to our business. We believe that our corporate headquarters and other properties are suitable for their respective uses and are, in general, adequate for our present needs.

Item 3.	Legal Proceedings

Governmental Investigations

The SEC has been conducting a formal investigation of us relating to our billing practices. We have been fully cooperating with the SEC since it opened its investigation in 2004 and we have complied with information and document requests by the SEC. We have reached a settlement with the SEC to resolve the SEC’s investigation and prospective litigation against us. Under the settlement, we have agreed to the entry of a final judgment including an injunction against us from violating federal securities laws. Pursuant to the settlement, we will not make any monetary payment nor do we admit to or deny any liability or wrongdoing. We are also aware that the SEC has reached a settlement with one of our former employees, and that the SEC intends to pursue civil litigation against one of our current employees, who does not serve in a senior management or financial reporting oversight role, and one of our former employees.

We also received an administrative subpoena under Health Insurance Portability and Accountability Act of 1996 (HIPAA) for documents from the U.S. Department of Justice (DOJ) on December 17, 2004. The subpoena sought information primarily about our provision of medical transcription services to governmental and non-governmental customers. The information was requested in connection with a government investigation into whether we and others violated federal laws in connection with the provision of medical transcription services. We fully cooperated with the DOJ from the inception of the investigation. On November 25, 2008, we executed a Settlement Agreement (Settlement Agreement) by and among (i) the United States of America, acting through the DOJ and on behalf of the Department of Veteran’s Affairs, the Department of Defense, the Public Health Service and part of the Department of Health and Human Resources, (ii) two individual qui tam relators and (iii) MedQuist. The DOJ intervened in the qui tam actions with respect to those claims raised in the qui tam actions that related to the same alleged conduct by us that was the subject of the DOJ’s investigation (Covered Conduct). Pursuant to the Settlement Agreement, we paid the United States $6.6 million (Settlement Amount) which has been recorded in Cost of investigation and legal proceedings, net. Under the terms of the Settlement Agreement, the United States released us and our representatives from any civil or administrative money claim the United States had or may have had for the Covered Conduct under the False Claims Act, 31 U.S.C. S.S. 3729-3733; the Program Fraud Civil Remedies Act 31 U.S.C. S.S. 3801-3812; or the common law theories of breach of contract, payment by mistake, unjust enrichment and fraud. In addition, each of the qui tam relators released us and our representatives from any civil or administrative money claim the United States had or may have had for the Covered Conduct under the False Claims Act, 31 U.S.C. S.S.3729-3733. We did not admit to liability or any wrongdoing in connection with the settlement.

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

Customer Litigation

South Broward Putative Class Action

A putative class action was filed in the United States District Court for the Central District of California. The action, entitled South Broward Hospital District, d/b/a Memorial Regional Hospital, et al. v. MedQuist Inc. et al., Case No. CV-04-7520-TJH-VBKx, was filed on September 9, 2004 against us and certain of our present and former officers, purportedly on behalf of an alleged class of non- federal governmental hospitals and medical centers that the complaint claims were wrongfully and fraudulently overcharged for transcription services by defendants based primarily on our use of the AAMT line billing unit of measure. The complaint charged fraud, violation of the California Business and Professions Code, unjust enrichment, conversion, negligent supervision and violation of the Racketeer Influenced and Corrupt Organizations Act. Named as defendants, in addition to us, were one of our senior vice presidents, our former executive vice president of marketing and new business development, our former executive vice president and chief legal officer, and our former executive vice president and chief financial officer.

On March 10, 2008, the parties reached agreement on settlement terms resolving all claims by the named plaintiffs. The parties entered into a final settlement agreement on or about May 21, 2008. Under the parties’ agreement, we made a lump sum payment of $7.5 million to resolve all claims by the individual named plaintiffs and certain other additional putative class members represented by plaintiffs’ counsel but not named in the action. Neither we, nor any of the individual defendants, admitted to any liability or any wrongdoing in connection with the settlement. On June 16, 2008, the District Court dismissed the case with prejudice in its entirety and without costs. Because the settlement is not on a class-wide basis, no class was certified and thus there was no requirement to give notice.

Kaiser Litigation

On June 6, 2008, plaintiffs Kaiser Foundation Health Plan, Inc., Kaiser Foundation Hospitals, The Permanente Medical Group, Inc., Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc., and Kaiser Foundation Health Plan of Colorado (collectively, Kaiser) filed suit against MedQuist Inc. and MedQuist Transcriptions, Ltd. (collectively, MedQuist) in the Superior Court of the State of California in and for the County of Alameda. The action is entitled Foundation Health Plan Inc., et al v. MedQuist Inc. et al., Case No. CV-078-03425 PJH. The complaint asserts five causes of action, for common law fraud, breach of contract, violation of California Business and Professions Code section 17200, unjust enrichment, and a demand for an accounting. More specifically, Kaiser alleges that we fraudulently inflated the payable units of measure in medical transcription reports generated by us for Kaiser pursuant to the contracts between the parties. The damages alleged in the complaint include an estimated $7 million in compensatory damages, as well as punitive damages, attorneys’ fees and costs, and injunctive relief. We contend that we did not breach the contracts with Kaiser, or commit the fraud alleged, and we intend to defend the suit vigorously. The parties participated in private mediation on July 24, 2008, but the case was not settled. We removed the case to the United States District Court for the Northern District of California, and we filed motions to dismiss Kaiser’s complaint and to transfer venue of the case to the United Stated District Court for the District of New Jersey. Kaiser stipulated to transfer, and the case was transferred to the United States District Court for the District of New Jersey on or about August 26, 2008. Our motion to dismiss has been fully briefed, and the court has set a hearing date on the motion for March 19, 2009.

The parties exchanged initial disclosures on October 6, 2008 and appeared before the court for an initial scheduling conference on October 14, 2008. Kaiser’s initial disclosures claim damages, including compensatory damages, punitive damages, and prejudgment interest, in excess of $12 million. Following the scheduling conference, the court ordered the parties to appear in person for mediation. The parties exchanged mediation statements on February 13, 2009, and mediation was held on February 27, 2009 but the case was not settled. No pretrial schedule or trial date has been set.

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

On or about April 21, 2008, the parties reached an agreement in principle to settle all claims on behalf of a class of medical transcriptionists paid by the line for the period from November 29, 1998 through August 11, 2008 in exchange for payment of $1.5 million plus certain injunctive relief. The parties executed a final settlement agreement, and the court preliminarily approved the settlement on November 7, 2008. On December 23, 2008, the Court entered a further order preliminarily approving the settlement and modifying the notice schedule as agreed to by the parties. Notice was mailed to the settlement class, and summary notice was published. The deadlines to object to or request exclusion from the settlement class have passed, and the Court has scheduled a final approval hearing for March 26, 2009. Neither we, nor any other party, has admitted or will admit liability or any wrongdoing in connection with the settlement.

Shareholder Litigation

Costa Brava Partnership III, L.P. Shareholder Litigation

On July 30, 2008, Costa Brava Partnership III, L.P. (Costa Brava) filed a verified complaint and jury demand in the United States District Court District of New Jersey against us, Philips, CBay Inc., CBaySystems Holdings, SAC Capital Management, LLC, SAC Private Capital Group, LLC, SAC PEI CB Investment, L.P., and four of our former, non-independent directors, Clement Revetti, Jr., Gregory M. Sebasky and Scott M. Weisenhoff and Edward H. Siegel. It subsequently filed a first amended complaint on August 1, 2008. The amended complaint alleged that the defendants violated the Clayton Act, the New Jersey Shareholder Protection Act, and federal securities laws, by engaging in certain actions that were anti-competitive, harmful to us and in furtherance of the CBaySystems Holdings Purchase. Certain of the claims were purportedly asserted derivatively on our behalf. On August 1, 2008, plaintiff also sought an ex parte temporary restraining order and entry of an order to show cause requiring the defendants to appear and show cause why a preliminary injunction should not be issued enjoining certain of the complained of actions. A hearing was held on the preliminary injunction motion on August 5, 2008. At the conclusion of the hearing, the Court denied the request for a temporary restraining order and denied the request to enter an order to show cause. The Court found that Costa Brava had not met the standards for injunctive relief, including a showing of likelihood of success on the merits of its underlying claims or the presence of immediate irreparable harm. The Court allowed the plaintiff two weeks to file a further amended complaint, and directed the parties to engage in discovery on an expedited schedule. On August 19, 2008, Costa Brava filed a notice of withdrawal with the Court that dismissed without prejudice Costa Brava’s claims against us and the other defendants. There were no monetary payments made and each party to the litigation was responsible for its own attorneys’ fees and costs incurred.

Kahn Putative Class Action

A shareholder putative class action lawsuit was filed against us in the Superior Court of New Jersey, Chancery Division, Burlington County. The action, entitled Alan R. Kahn v. Stephen H. Rusckowski, et al., Docket No. BUR-C-000007-08, was filed with the Court on January 22, 2008 against us, Philips and four of our former non-independent directors, Clement Revetti, Jr., Stephen H. Rusckowski, Gregory M. Sebasky and Scott Weisenhoff. Plaintiff purported to bring the action on his own behalf and on behalf of all current holders of our common stock. The complaint alleged that defendants breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by purportedly agreeing to and initiating a process for our sale or a change of control transaction which would allegedly cause harm to plaintiff and the putative class. Plaintiff sought both monetary and injunctive relief.

On June 12, 2008, following Philips’ announcement that it was selling its approximately 69.5% interest in us to CBaySystems Holdings, plaintiff filed an amended class action complaint. In that amended complaint plaintiff asserted a claim against us, eight of our current and former directors, and Philips. Plaintiff alleged that our current and former directors breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by not permitting our public shareholders the opportunity to decide whether they wanted to participate in a share purchase offer with non-party CBaySystems Holdings that would have allowed the public shareholders to sell their shares of our common stock for an amount above market price. Plaintiff further alleged that CBaySystems Holdings also made the share purchase offer to our former majority shareholder, Philips, and that Philips breached its fiduciary duties by accepting CBaySystems Holdings’ offer. Based on these allegations, plaintiff sought declaratory, injunctive, and monetary relief from all defendants.

On July 14, 2008, we moved to dismiss plaintiff’s amended class action complaint, arguing (i) that plaintiff’s amended class action complaint did not allege that we engaged in any wrongdoing which supported a breach of fiduciary duty claim and (ii) that a breach of fiduciary duty claim is not legally cognizable against a corporation. Plaintiff filed an opposition to our motion to dismiss on July 21, 2008.

On November 21, 2008, the Court granted our motion and the motions filed by the other defendants and dismissed plaintiff’s amended class action complaint with prejudice. On December 31, 2008, plaintiff filed an appeal of the trial court order with the New Jersey Appellate Division. The matter is now pending before the Appellate Division. We will vigorously oppose any issues that plaintiff raises on appeal.

Newcastle Shareholder Litigation

On June 30, 2008, Newcastle Partners, L.P. (Newcastle), a shareholder affiliated with one of our directors, derivatively on our behalf, filed an action against Philips, CBaySystems Holdings, Cbay Inc., Stephen H. Rusckowski, Clement Revetti, Jr., Greg Sebasky, Jr., Scott M. Weisenhoff and Edward H. Siegel, each of whom is one of our former non-independent directors, in the Superior Court of New Jersey, Chancery Division, Burlington County. The original complaint also named us as a “Nominal Defendant,” meaning that no monetary relief was being sought against us.

On July 9, 2008, Newcastle amended the complaint to add Arklow Master Fund, Ltd. (Arklow), one of our shareholders and affiliated with one of our directors, as an additional plaintiff. In the amended complaint plaintiffs alleged that defendants took steps to sell Philips’ entire interest in us to CBaySystems Holdings and CBay Inc. (collectively, CBay) and pursued four causes of action. First, plaintiffs asserted that Rusckowski, Revetti, Sebasky, Weisenhoff and Siegel (collectively, the Philips Directors), who were also senior officers of Philips, breached their fiduciary duties to us by taking steps to consummate the CBaySystems Holdings Purchase which adversely affected us. Second, plaintiffs claimed that all of the defendants, individually and together, aided and abetted the Philips Directors’ breach of their fiduciary duties. Based on the first two causes of action, plaintiffs sought injunctive relief (including an order enjoining the CBaySystems Holdings Purchase), declaratory relief and attorneys’ fees and costs. Third, as an alternative form of relief, plaintiffs alleged that in the event that Philips sold its stake in us, plaintiffs demanded a declaration that a certain agreement related to the governance of the Company remain in full force and effect. Fourth, plaintiffs asserted that CBay breached the standstill provision contained in an April 2008 confidentiality agreement between us and CBay and demanded an injunction prevent CBay from continuing to violate the terms of that agreement.

On July 9, 2008, counsel for us, Philips, the Philips Directors, CBay, Newcastle and Arklow appeared before the court for a hearing on the plaintiffs’ temporary restraining order (TRO) application which sought to enjoin the CBaySystems Holdings Purchase. After entertaining argument from the parties, the court denied the TRO application. Thereafter, on or about July 31, 2008, the court held a preliminary injunction hearing on plaintiffs’ motion to enjoin the CBaySystems Holdings Purchase. On August 1, 2008, the court issued an Order and Opinion denying the motion for a preliminary injunction. The court found, among other things, that the plaintiffs failed to establish by clear and convincing evidence a reasonable probability of success on their underlying claims, or that absent injunctive relief they would suffer irreparable harm.

On November 7, 2008, following the denial of their TRO application and preliminary injunction hearing, the plaintiffs voluntarily dismissed the action without prejudice and the court approved a stipulation that was executed by plaintiffs and all defendants and it dismissed the Newcastle action without costs and without prejudice.

Reseller Arbitration Demand

On October 1, 2007, we received from counsel to nine current and former resellers of our products (Claimants), a copy of an arbitration demand filed by the Claimants, initiating an arbitration proceeding styled Diskriter, Inc., Electronic Office Systems, Inc., Milner Voice & Data, Inc., Nelson Systems, Inc., NEO Voice and Communications, Inc., Office Business Systems, Inc., Roach-Reid Office Systems, Inc., Stiles Office Systems, Inc., and Travis Voice and Data, Inc. v. MedQuist Inc. and MedQuist Transcriptions, Ltd. (collectively, MedQuist) (filed on September 27, 2007, AAA, 30-118-Y-00839-07). The arbitration demand purports to set forth claims for breach of contract; breach of covenant of good faith and fair dealing; promissory estoppel; misrepresentation; and tortious interference with contractual relations. The Claimants allege that we breached our written agreements with the Claimants by: (i) failing to provide reasonable training, technical support, and other services; (ii) using the Claimants’ confidential information to compete against the Claimants; (iii) directly competing with the Claimants’ territories; and (iv) failing to make new products available to the Claimants. In addition, the Claimants’ allege that we made false oral representations that we: (i) would provide new product, opportunities and support to the Claimants; (ii) were committed to continuing to use Claimants; (iii) did not intend to create our own sales force with respect to the Claimants’ territory; and (iv) would stay out of Claimants’ territories and would not attempt to take over the Claimants business and relationships with the Claimants’ customers and end-users. The Claimants assert that they are seeking damages in excess of $24.3 million. We moved that the arbitration be divided into nine separate arbitration proceedings because, among other things, we had never agreed to consolidated arbitration, and the AAA Rules do not inherently provide for consolidated arbitration. We also moved to dismiss MedQuist Inc. as a party to the arbitration since MedQuist Inc. is not a party to the Claimants’ agreements, and accordingly, has never agreed to arbitration. The AAA initially agreed to rule on these matters, but then decided to defer a ruling to the panel of arbitrators selected pursuant to the parties’ agreements (Panel). In response, we informed the Panel that a court, not the Panel, should rule on these issues. When it appeared that the Panel would rule on these issues, we initiated a lawsuit in the Superior Court of DeKalb County (the Court) and requested an injunction enjoining the Panel from deciding these issues. The Court denied the request, and indicated that a new motion could be filed if the Panel’s ruling was adverse to MedQuist Inc. or MedQuist Transcriptions, Ltd. On May 6, 2008, the Panel dismissed MedQuist Inc. as a party, but ruled against our opposition to a consolidated arbitration. We asked the Court to stay the arbitration in order to review that decision. The Court initially granted the stay, but later lifted the stay. The Court did not make any substantive rulings regarding consolidation, and in fact, left that decision and others to the assigned judge, who was unable to hear those motions. Accordingly, until further order of the Court, the arbitration will proceed forward.

We filed an answer and counterclaim in the arbitration, which generally denied liability. In the lawsuit, the defendants filed a motion to dismiss alleging that our complaint failed to state an actionable claim for relief. On July 25, 2008, we filed our response which opposed the motion to dismiss in all respects. On September 10, 2008, the Court heard argument on defendants’ motion to dismiss. The Court did not issue a decision, but rather, took the matter under advisement.

During discovery in the arbitration, certain Claimants suddenly raised their damage claims without explanation. However, during subsequent briefing on a motion to compel filed by us against the Claimants, Claimants alleged that two of the Claimants had intended to raise their damage claims and that certain other Claimants’ interrogatory responses simply contained typographical errors, and those Claimants had not intended to increase their damage claim. In response to an order from the Panel requiring the Claimants to provide more detailed responses to particular interrogatories, the Claimants recently served supplemental discovery responses. We are still in the process of reviewing those responses and, in particular, the supplemental responses that address Claimants’ alleged damages and the calculation thereof. The Panel has tentatively scheduled the arbitration to begin in the middle of October 2009. Discovery has now commenced in both the arbitration and the lawsuit. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.

Anthurium Patent Litigation

On November 6, 2007, Anthurium Solutions, Inc. filed an action entitled Anthurium Solutions, Inc. v. MedQuist Inc., et al., Civil Action No. 2-07CV-484, in the United States District Court for the Eastern District of

Texas, alleging that we infringed and continue to infringe United States Patent No. 7,031,998 through our DEP transcription platform. The complaint also alleges patent infringement claims against Spheris, Inc. and Arrendale Associates, Inc. The complaint seeks injunctive relief and unspecified damages, including enhanced damages and attorneys’ fees. We filed our answer on January 15, 2008 and counterclaimed seeking a declaratory judgment that the patent is invalid and has not been and is not being infringed by us. Our answer denied all of plaintiff’s allegations of patent infringement and all of plaintiff’s claims for damages, injunctive relief and/or other relief, including attorneys’ fees. Plaintiff filed its preliminary infringement contentions on May 2, 2008. On February 9, 2009, the courts issued a memorandum opinion and order in which it construed certain disputed words (“claim terms”) in the patent at issue. The entry of that order also finalized certain deadlines for the case, including (a) the completion of fact discovery by April 30, 2009, (b) the completion of expert witness discovery by June 30, 2009, and (c) the filing of dispositive motions by July 8, 2009. The trial is scheduled to commence on October 6, 2009. We believe that the claims asserted have no merit and intend to vigorously defend the suit.

Item 4.	Submission Of Matters To A Vote Of Security Holders

We held our annual meeting of shareholders (Annual Meeting) on December 19, 2008. The purpose of the Annual Meeting was to elect ten directors for terms of one year each. The number of shares outstanding as of the close of business on November 19, 2008, the record date for the Annual Meeting, was 37,555,893. There were 35,567,189 shares of company stock present at the meeting or by proxy. The results of voting at the Annual Meeting were as follows:

		Votes
Name	Votes For	Withheld

Nominees:
Robert Aquilina	33,470,429	2,096,760
Frank Baker	33,470,429	2,096,760
Peter E. Berger	33,470,429	2,096,760
John F. Jastrem	34,477,430	1,089,759
Colin J. O’Brien	34,477,180	1,090,009
Brian O’Donoghue	34,477,593	1,089,596
Warren E. Pinckert II	34,456,820	1,110,369
Mark E. Schwarz	33,886,947	1,680,242
Michael Seedman	33,470,679	2,096,510
Andrew E. Vogel	34,477,430	1,089,759

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases Of Equity Securities

Our common stock began trading on the Global Market of The NASDAQ Stock Market LLC under the ticker symbol “MEDQ” effective on July 17, 2008. Prior to that, our common stock traded on the Pink Sheets under the symbol “MEDQ.PK”. Set forth below are the high and low closing bid quotations for those periods our stock was traded on the Pink Sheets (as reported by the Pink Sheets LLC) and the high and low sales prices for those periods our stock was quoted on NASDAQ (as reported by NASDAQ) for each quarter of 2007 and 2008 and the first quarter (through February 27, 2009) of 2009. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect the prices for actual transactions.

	High	Low

2007
First Quarter	$13.55	$9.90
Second Quarter	$9.95	$7.80
Third Quarter	$12.35	$9.05
Fourth Quarter	$12.04	$8.70
2008
First Quarter	$10.75	$8.05
Second Quarter	$9.50	$6.60
Third Quarter	$8.00	$4.35
Fourth Quarter	$4.97	$1.92
2009
First Quarter (through February 27, 2009)	$2.66	$1.50

Holders

On February 27, 2009, the closing price of our common stock (as reported by NASDAQ) was $2.37 and we had 202 shareholders of record.

Dividends

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

Item 6.	Selected Financial Data

	For The Year Ended December 31,
	2008		2007		2006		2005		2004
	($ in thousands, except per share data)

Statement of Operations Data:
Net Revenues	$326,853		$340,342		$358,091	(1)	$353,005	(1)(2)	$451,894	(2)
Net Income (loss)	$(68,795	)(3)(6)	$(15,206	)(3)	$(16,942	)(3)	$(111,632	)(3)(4)	$3,742	(3)(5)
Net Income (loss) per share — Basic	$(1.83)		$(0.41)		$(0.45)		$(2.98)		$0.10
Net Income (loss) per share — Diluted	$(1.83)		$(0.41)		$(0.45)		$(2.98)		$0.10

	As of December 31,
	2008		2007	2006	2005	2004

Balance Sheet Data:
Total assets	$202,205	(6)(7)	$417,772	$441,139	$493,191	$540,934
Total non-current liabilities	$2,832		$17,294	$18,492	$18,534	$4,196

(1)	Reflects a reduction in net revenues of $10,402 and $57,678 in 2006 and 2005, respectively, related to individualized accommodation offers made to certain of our customers after our review of past allegations of improper billing practices.

(2)	Reflects a reduction in net revenues related to a billing error of $133 and $931 in 2005 and 2004, respectively.

(3)	In 2008, 2007, 2006, 2005 and 2004, we recorded a charge, net of insurance recoveries, of $16,403, $6,083, $13,001, $34,127 and $10,253, respectively, for costs associated with our review of certain of our historical line billings, our review of past allegations of improper billing practices, as well as legal fees, settlement costs and other costs associated with these matters.

(4)	In the fourth quarter of 2005, a valuation allowance of $56,808 was established against various domestic deferred tax assets. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that a majority of the domestic deferred tax assets would not be realized.

(5)	In 2004, we recorded a goodwill impairment charge of $14,603 due to reduced sales and margins, expected operating profits and cash flows were forecast lower than previously anticipated.

(6)	In 2008, we recorded a goodwill impairment charge of $82,233 (see Note 8 to our financial statements included under Item 8 of this Form 10-K) and recognized a deferred tax benefit of $18,470 primarily related to the reversal of deferred tax liabilities associated with indefinite life intangible assets.

(7)	In 2008, we paid a cash dividend of $2.75 per share of our common stock which resulted in the use of approximately $103.3 million of cash.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Executive Overview

We are the largest MTSO in the world, and a leader in technology enabled clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we employ approximately 5,000 skilled MTs, making us the largest employer of MTs in the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition and electronic signature services.

We were incorporated in New Jersey in 1984 and reorganized in 1987 as a group of outpatient healthcare businesses affiliated with a non-profit healthcare provider. In May 1994, we acquired our first medical transcription business. Through the date of this report, we have acquired over 50 companies. By the end of 1995, we had divested all of our non-medical transcription businesses.

In August 2008, CBaySystems Holdings acquired a 69.5% ownership interest in us from Philips. Philips acquired its interest in us from a tender offer in 2000 and subsequent purchases thereafter.

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

During this same period there have been several significant developments in the medical transcription industry, including:

•	A shortage of qualified domestic MTs has increased the demand for outsourced medical transcription services by U.S.-based healthcare providers. This demand for qualified MTs, as well as budgetary pressures experienced by healthcare providers, has also caused many more U.S.-based healthcare providers to evaluate and consider the use of offshore medical transcription labor.

•	Several low cost providers have emerged and aggressively moved into our market offering medical transcription services (performed both domestically and offshore) at prices significantly below our traditional price point. While we believe the market for outsourced medical transcription continues to expand, the growing acceptance by customers of the use of offshore labor has further increased the competitive environment in the medical transcription industry.

•	Technological advances by us and our competitors have reduced the length of time required to transcribe medical reports, in turn reducing the overall cost of medical transcription services.

•	Reports specific to certain areas of medicine (worktypes) could previously only be produced following dictation by a physician and transcription by an MT. Limited, but growing market penetration of EHRs and certain other technologies have shown a propensity to eliminate or shorten the length of such worktypes produced through the traditional transcription process.

Although we remain the leading provider of medical transcription services in the U.S., we experience competition from many local, regional and national businesses. The medical transcription industry is highly fragmented, and we believe there are hundreds of companies in the U.S. performing medical transcription services. There are currently two large service providers, one of which is us and the other of which is Spheris Inc., several mid-sized service providers with annual revenues of between $15 million and $60 million and hundreds of smaller, independent businesses with annual revenues of less than $15 million.

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

We evaluate our performance based upon the following factors:

•	revenues;

•	operating income;

•	net income per share;

•	earnings before interest, taxes, depreciation and amortization;

•	net cash provided by operating activities; and

•	days sales outstanding.

Our goal is to execute our strategy to yield growth in net revenues, operating income and net income per share.

Network and information systems, the Internet and other technologies are critical to our business activities. Substantially all of our transcription services are dependent upon the use of network and information systems, including the use of our DEP and our license to use speech recognition software which is licensed from a third party. If information systems including the Internet or our DEP are disrupted, or if the third party does not renew our license to use speech recognition software, we could face a significant disruption of services. We have an active disaster recovery program in place for our information systems and DEP. We believe there are alternative speech recognition software vendors that could replace the current vendor. MedQuist has periodically experienced short term outages with its DEP, which have not significantly disrupted our business.

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

Valuation of Long-Lived and Other Intangible Assets and Goodwill.

In connection with acquisitions, we allocate portions of the purchase price to tangible and intangible assets, consisting primarily of acquired technologies, and customer relationships, agreements based on independent appraisals received after each acquisition, with the remainder allocated to goodwill. We assess the realizability of goodwill and intangible assets with indefinite useful lives at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We have determined that the reporting unit level is our sole operating segment.

We tested goodwill for impairment during the first three quarters of 2008 and determined that the fair value of the reporting unit exceeded the carrying value based upon the market capitalization including a control premium. In the fourth quarter, which included our annual impairment testing date in December, we determined our fair value using a combination of our market capitalization based on market price per share for approximately the 60 days before December 31, 2008, including a control premium, and a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the discounted cash flow analyses are based on our internal business model for 2009 and, for years beyond 2009, the growth rates we used are an estimate of the future growth in the industry in which we participate. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated cost of capital, which we determined based on our estimated cost of capital relative to our capital structure. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. Our analysis indicated that the reporting unit fair value was below our book value. The test for goodwill is a two-step process:

•	First, we compare the carrying amount of our reporting unit, which is the book value of our entire company, to the fair value of our reporting unit. If the carrying amount of our reporting unit exceeds its fair value, we have to perform the second step of the process. If not, no further testing is needed. In the fourth quarter of 2008 we determined that the carrying amount of our reporting unit exceeded the fair value and accordingly performed the second step in the analysis.

•	If the second part of the analysis is required, we allocate the fair value of our reporting unit to all assets and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. We then compare the implied fair value of our reporting unit’s goodwill to its carrying amount. If the carrying amount of our goodwill exceeds its implied fair value, we recognize an impairment loss in an amount equal to that excess. In the fourth quarter of 2008, the carrying value of goodwill exceeded its implied fair value and accordingly we recorded a non cash, pre-tax impairment charge of $82.2 million.

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

Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

•	our net book value compared to our fair value;

•	significant adverse economic and industry trends;

•	significant decrease in the market value of the asset;

•	the extent that we use an asset or changes in the manner that we use it;

•	significant changes to the asset since we acquired it; and

•	other changes in circumstances that potentially indicate all or a portion of the company will be sold.

During 2008 we reviewed the carrying value of our long lived assets other than goodwill and determined that the carrying amounts of such assets was less than the undiscounted cash flows and accordingly no impairment charge was recorded.

Deferred income taxes.  As of December 31, 2008, we had net deferred tax assets of $81.5 million prior to consideration of a valuation allowance. These deferred tax assets result primarily from expenses that have been recorded for book purposes but not yet recorded on tax returns and from net operating loss carry forwards. Deferred tax assets represent future tax benefits that we expect to be able to apply against future taxable income or that will result in future net operating losses that can be carried forward. Our ability to utilize the deferred tax assets is dependent upon our ability to generate future taxable income. To the extent that we believe it is more likely than not that all or a portion of the deferred tax asset will not be utilized, we record a valuation allowance against that asset. In making that determination we consider all positive and negative evidence and give stronger consideration to evidence that is objective in nature. Based on this analysis we determined that a valuation allowance would be provided against a portion of our deferred income tax assets in 2008. No valuation allowance was established against deferred tax assets to the extent the asset could be benefited through the use of a net operating loss carry back or to the extent we have deferred tax liabilities as of the balance sheet date that will generate taxable income within the same period in which a deferred tax asset will reverse. In 2008, we reversed approximately $18.5 million of deferred tax liabilities associated with indefinite life intangible assets related to goodwill which were impaired in 2008.

We will continue to evaluate the realizability of our deferred income tax assets in future periods and adjust the valuation allowance accordingly.

Commitments and contingencies.  Other than an accrual of $1.4 million for the matter referenced under the caption “Medical Transcriptionist Litigation” contained in Item 3, Legal Proceedings, as of December 31, 2008, we have not accrued for potential future settlements or adverse outcomes for the other items contained in Item 3, Legal Proceedings, since no matters were probable.

Revenue recognition.  For the year ended December 31, 2008, approximately 84.9% of our net revenues were derived from our medical transcription technology and services. Medical transcription services revenues are recognized when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, services are rendered and collectability is reasonably assured. These services are based on contracted rates. Medical transcription services revenues are net of estimates for customer credits. Historically, our estimates have been adequate. If actual results are higher or lower than our estimates, we would have to adjust our estimates and financial statements in future periods.

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

We enter into medical transcription service arrangements which contain provisions for performance penalties in the event certain service levels, primarily related to turnaround time on transcribed reports, are not achieved. We reduce revenues for any performance penalties and service level credits incurred and have included an estimate of such penalties and credits in our allowance for uncollectible accounts.

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

Accounting for consideration given to a customer in connection with our Accommodation Program.  In response to customers’ concerns regarding historical billing matters, we offered financial accommodations to certain of our customers. Consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s services. Therefore, certain amounts of the authorized accommodation amount for our customers were characterized as a reduction of revenues in 2006.

We are unable to predict how many customers, if any, may accept the outstanding accommodation offers on the terms proposed by us, nor are we able to predict the timing of the acceptance (or rejection) of any outstanding accommodation offers. Until any offers are accepted, we may withdraw or modify the terms of the accommodation program or any outstanding offers at any time. In addition, we are unable to predict how many future offers, if made, will be accepted on the terms proposed by us. We regularly evaluate whether to proceed with, modify or withdraw the accommodation program or any outstanding offers.

Basis of Presentation

Sources of Revenues

We derive revenues primarily from the provision of medical transcription services to health systems, hospitals and large group medical practices. Our customers are generally charged a rate times the volume of work that we transcribe or edit. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, maintenance services, digital dictation, speech recognition and electronic signature services. Our medical transcription revenues (excluding the impact of our customer accommodation program) have been declining over the past several years, as prices have declined and some customers have switched to alternative vendors. Our technology products and services revenues also declined over the past several years, as many products reached the end of their life and revenues from new products have not replaced the lost revenues and certain of our customers have evaluated competitive technology, particularly speech recognition, and selected competitor products over ours.

As a result of our individual accommodation offers made to certain of our customers, net revenues for the years ended December 31, 2006 was reduced by $10.4 million.

Net revenues from customers in the U.S. were $321.0 million, $335.1 million and $353.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net revenues from customers outside the U.S. were $5.8 million, $5.2 million and $4.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Cost of Revenues

Cost of revenues includes compensation of our U.S.-based employee MTs and our subcontractor MTs, other production costs (primarily related to operational and production management, quality assurance, quality control and customer and field service personnel), and telecommunication and facility costs. Cost of revenues also includes the direct cost of technology products sold to customers. MT costs are directly related to medical transcription revenues and are based on lines transcribed or edited multiplied by a specific rate. Therefore, MT costs trend directly in line with revenues. Fixed costs have been reduced though not at the same pace as net revenues.

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

Cost of investigation and legal proceedings, net

Cost of investigation and legal proceedings include legal fees incurred in connection with the SEC and DOJ investigations and proceedings and the defense of certain civil litigation matters related thereto, litigation support consulting, and consulting services provided by Nightingale and Associates, LLC (Nightingale), net of insurance claims reimbursement. Nightingale is a consulting firm through which we engaged our former President and Chief Executive Officer. Our agreement with Nightingale ended on June 10, 2008, which was the also the date that our former President and Chief Executive Officer stopped providing services to us. Our former President and Chief Executive Officer is the sole member of Nightingale.

Shareholder Securities Litigation Settlement

Shareholder Securities Litigation Settlement represents the $7.75 million payment made by us pursuant to the August 2007 settlement of a shareholder putative class action.

Consolidated Results of Operations

The following tables set forth our consolidated results of operations for the periods indicated below:

Comparison of Years Ended December 31, 2008 and 2007

	Year Ended December 31,
	2008		2007
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	% Change
	($ in thousands)

Net revenues	$326,853	100.0%	$340,342	100.0%	$(13,489)	(4.0)%

Operating costs and expenses:
Cost of revenues	230,375	70.5%	260,879	76.7%	(30,504)	(11.7)%
Selling, general and administrative	50,855	15.6%	62,288	18.3%	(11,433)	(18.4)%
Research and development	15,848	4.8%	13,695	4.0%	2,153	15.7%
Depreciation	11,950	3.7%	10,988	3.2%	962	8.8%
Amortization of intangible assets	5,554	1.7%	5,511	1.6%	43	0.8%
Cost of investigation and legal proceedings, net	16,403	5.0%	6,083	1.8%	10,320	169.7%
Goodwill impairment charge	82,233	25.2%	—	—	82,233	n.a.
Restructuring charges	2,055	0.6%	2,756	0.8%	(701)	(25.4)%

Total operating costs and expenses	415,273	127.1%	362,200	106.4%	53,073	14.7%

Operating loss	(88,420)	(27.1)%	(21,858)	(6.4)%	(66,562)	304.5%
Equity in income of affiliated company	236	0.1%	625	0.2%	(389)	(62.2)%
Other income	438	0.1%	—	—	438	n.a.
Interest income, net	2,438	0.7%	8,366	2.5%	(5,928)	(70.9)%

Loss before income taxes	(85,308)	(26.1)%	(12,867)	(3.8)%	(72,441)	563.0%
Income tax provision (benefit)	(16,513)	(5.1)%	2,339	0.7%	(18,852)	(806.0)%

Net loss	$(68,795)	(21.0)%	$(15,206)	(4.5)%	$(53,589)	352.4%

Net revenues

Net revenues decreased $13.5 million, or 4.0%, to $326.9 million for the year ended December 31, 2008 compared with $340.3 million for the year ended December 31, 2007. This decrease was attributable primarily to:

•	a decline in service revenues of $10.2 million resulting primarily from lower medical transcription volume and lower pricing to both new and existing customers. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition or, in the area of radiology, replacement of our transcription services with speech recognition technology offerings of our competitors; and

•	reduced sales of our technology products of $3.3 million due primarily to reduced maintenance contracts.

We continue to experience pricing pressures as our existing and prospective customers seek out opportunities to reduce costs, particularly through the utilization of offshore labor and technology.

Cost of revenues

Cost of revenues decreased $30.5 million, or 11.7%, to $230.4 million for the year ended December 31, 2008 compared with $260.9 million for the year ended December 31, 2007. This decrease was attributable primarily to:

•	reduced costs of $12.8 million resulting from headcount reductions associated with restructuring actions taken to better align our overhead costs with our lower revenue levels, and increased use of offshore labor to supplement our domestic capacity.

•	reduced medical transcription payroll costs of $15.0 million related directly to the decrease in our service revenues as well as our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	reduced technology product costs of $2.7 million in line with the reduction of maintenance revenue.

As a percentage of net revenues, cost of revenues decreased to 70.5% for the year ended December 31, 2008 from 76.7% for the same period in 2007, as a result largely of actions taken to reduce fixed costs at a faster pace than the reduction of our net revenues.

Selling, general and administrative

SG&A expenses decreased $11.4 million, or 18.4%, to $50.9 million for the year ended December 31, 2008 compared with $62.3 million for the year ended December 31, 2007. This decrease was due primarily to expenses in 2007 which did not repeat in 2008 including audit fees of $4.7 million related to the consolidated financial statements and the internal control over financial reporting for years 2003 through 2007; a reduction of compensation expense of $3.9 million as a result of reductions in workforce; $1.1 million associated with the separation of certain members of our executive management; $1.4 million related to the expiration of our agreement with Nightingale; $0.6 million for insurance premiums in 2007 triggered by our receipt of certain levels of insurance recovery; and a reduction of other expenses of $1.3 million. These decreases were offset by higher legal fees for matters unrelated to the cost of investigation and legal proceedings of $0.8 million and an increase of $0.8 million of stock option compensation as a result of immediate vesting of previously unvested stock options due to the change in control resulting from the CBaySystems Holdings Purchase. SG&A expenses as a percentage of net revenues were 15.6% for the year ended December 31, 2008 compared with 18.3% for the same period in 2007.

Research and development

R&D expenses increased $2.2 million, or 15.7%, to $15.9 million for the year ended December 31, 2008 compared with $13.7 million for the year ended December 31, 2007. This increase was due to higher staffing costs associated with additional investments in our industry leading DEP technology of $1.3 million; an increase of $0.4 million of stock option compensation as a result of immediate vesting of previously unvested stock options due to the change in control; an increase in retention bonuses for certain key employees during the change in control of

$0.3 million; and an increase in all other R&D expenses of $0.2 million. R&D expenses as a percentage of net revenues were 4.8% for the year ended December 31, 2008 compared with 4.0% for the same period in 2007.

Depreciation

Depreciation expense increased $1.0 million, or 8.8%, to $12.0 million for the year ended December 31, 2008 compared with $11.0 million for the year ended December 31, 2007. This increase was attributable primarily to assets that were purchased in the 2007 period related to technology for production system enhancements and R&D enhancements. Depreciation expense as a percentage of net revenues was 3.7% for the year ended December 31, 2008 compared with 3.2% for the same period in 2007.

Amortization

Amortization of intangible assets increased $0.1 million, or 0.8%, to $5.6 million for the year ended December 31, 2008 compared with $5.5 million for the year ended December 31, 2007. Amortization of intangible assets as a percentage of net revenues were 1.7% for the year ended December 31, 2008 compared with 1.6% for the same period in 2007.

Cost of investigation and legal proceedings, net

Cost of investigation and legal proceedings, net increased $10.3 million, or 169.7%, to $16.4 million for the year ended December 31, 2008 compared with $6.1 million for the year ended December 31, 2007. This increase was due primarily to the realization of $15.4 million of insurance claim reimbursements in 2007; as well as an increase of $5.9 million due to the settlement agreement with the DOJ investigation for $6.6 million; offset by a decrease in the medical transcriptionist putative class action of $0.8 million; and a decrease in legal fees of $10.2 million.

Impairment Charges

Valuation of Long-Lived and Other Intangible Assets and Goodwill.

In connection with acquisitions, we allocate portions of the purchase price to tangible and intangible assets, consisting primarily of acquired technologies, and customer relationships, agreements based on independent appraisals received after each acquisition, with the remainder allocated to goodwill. We assess the realizability of goodwill and intangible assets with indefinite useful lives at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We have determined that the reporting unit level is our sole operating segment.

We tested goodwill for impairment during the first three quarters of 2008 and determined that the fair value of the reporting unit exceeded the carrying value based upon the capitalization including a control premium. In the fourth quarter, which included our annual impairment testing date in December, we determined our fair value using a combination of our market capitalization based on market price per share for approximately the 60 days before December 31, 2008 including a control premium, and a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the discounted cash flow analyses are based on our internal business model for 2009 and, for years beyond 2009, the growth rates we used are an estimate of the future growth in the industry in which we participate. The discount rates used in the Discounted Cash Flow analyses are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated cost of capital, which we determined based on our estimated cost of capital relative to our capital structure. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. Our analysis indicated that the reporting unit fair value was below our book value. The test for impairment of goodwill is a two-step process:

•	First, we compare the carrying amount of our reporting unit, which is the book value of our entire company, to the fair value of our reporting unit. If the carrying amount of our reporting unit exceeds its fair value, we have to perform the second step of the process. If not, no further testing is needed. In the fourth quarter of 2008 we determined that the carrying amount of our reporting unit exceeded the fair value and accordingly performed the second step in the analysis.

•	If the second part of the analysis is required, we allocate the fair value of our reporting unit to all assets and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. We then compare the implied fair value of our reporting unit’s goodwill to its carrying amount. If the carrying amount of our goodwill exceeds its implied fair value, we recognize an impairment loss in an amount equal to that excess. In the fourth quarter of 2008, the carrying value of goodwill exceeded its implied fair value and accordingly we recorded a non cash, pre-tax impairment charge of $82.2 million.

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

Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

•	our net book value compared to our fair value;

•	significant adverse economic and industry trends;

•	significant decrease in the market value of the asset;

•	the extent that we use an asset or changes in the manner that we use it;

•	significant changes to the asset since we acquired it; and

•	other changes in circumstances that potentially indicate all or a portion of the company will be sold.

During 2008 we reviewed the carrying value of our long lived assets other than goodwill and determined that the carrying amounts of such assets was less than the undiscounted cash flows and accordingly no impairment charge was recorded.

Restructuring charges

During 2008, we recorded a restructuring charge of $2.1 million for severance obligations. During 2007, we recorded a restructuring charge of $2.8 million comprised of $2.4 million for severance obligations and $0.4 million for non-cancelable leases related to the closure of offices.

Interest income, net

Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net decreased $5.9 million, or 70.9%, to $2.4 million for the year ended December 31, 2008 compared with $8.4 million for the year ended December 31, 2007. This decrease was attributable to lower interest rates earned in the 2008 period (2.5%) compared with the 2007 period (5.0%); and a decrease in the average cash balance in 2008 of $57.0 million.

Income tax provision

The effective income tax rate for the year ended December 31, 2008 was an income tax benefit rate of 19.4% compared with an effective income tax provision rate of 18.2% for the year ended December 31, 2007. The 2008 tax benefit includes the reversal of approximately $18.5 million of deferred tax liabilities associated with indefinite life intangible assets related to goodwill which was impaired in 2008. After consideration of all evidence, both positive and negative, management concluded again in 2008, that it was more likely than not that a significant portion of the domestic deferred income tax assets would not be realized. In addition, various adjustments were recorded for the year ended December 31, 2007 including the reduction of the foreign valuation allowance and various adjustments related to state tax exposures.

Consolidated Results of Operations

The following tables set forth our consolidated results of operations for the periods indicated below:

Comparison of Years Ended December 31, 2007 and 2006

	Year Ended December 31,
	2007		2006
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	$ Change	% Change
	($ in thousands)

Net revenues	$340,342	100.0%	$358,091	100.0%	$(17,749)	(5.0)%

Operating costs and expenses:
Cost of revenues	260,879	76.7%	280,273	78.3%	(19,394)	(6.9)%
Selling, general and administrative	62,288	18.3%	53,675	15.0%	8,613	16.0%
Research and development	13,695	4.0%	13,219	3.7%	476	3.6%
Depreciation	10,988	3.2%	11,802	3.3%	(814)	(6.9)%
Amortization of intangible assets	5,511	1.6%	5,829	1.6%	(318)	(5.5)%
Cost of investigation and legal proceedings, net	6,083	1.8%	13,001	3.6%	(6,918)	(53.2)%
Restructuring charges	2,756	0.8%	3,442	1.0%	(686)	(19.9)%

Total operating costs and expenses	362,200	106.4%	381,241	106.5%	(19,041)	(5.0)%

Operating loss	(21,858)	(6.4)%	(23,150)	(6.5)%	1,292	(5.6)%
Equity in income of affiliated company	625	0.2%	874	0.2%	(249)	(28.5)%
Other income	—	—	—	—	—	n.a.
Interest income, net	8,366	2.5%	7,628	2.1%	738	9.7%

Loss before income taxes	(12,867)	(3.8)%	(14,648)	(4.1)%	1,781	(12.2)%
Income tax provision	2,339	0.7%	2,294	0.6%	45	2.0%

Net loss	$(15,206)	(4.5)%	$(16,942)	(4.7)%	$1,736	(10.2)%

Net revenues

Net revenues decreased $17.7 million, or 5.0%, to $340.3 million for the year ended December 31, 2007 compared with $358.1 million for the year ended December 31, 2006. Excluding a charge of $10.4 million in 2006 related to our customer accommodation program, revenues declined $28.1 million. This decrease was attributable primarily to:

•	a decline in service revenues of $25.3 million resulting primarily from lower medical transcription volume and lower pricing to both new and existing customers. We believe the reduction in volume was the result primarily of customer losses to other outsourced medical transcription providers due to, among other things, price competition and our requirement that our medical transcription customers migrate from disparate and older technology platforms to our DEP; and

•	reduced sales and implementations of our technology products of $2.4 million as technology products sold in 2007 have longer implementation and customer acceptance periods.

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

Liquidity and Capital Resources

As of December 31, 2008, we had working capital of $39.5 million compared with $133.2 million as of December 31, 2007. Our principal source of liquidity is available cash on hand. Cash and cash equivalents declined $121.7 million to $39.9 million as of December 31, 2008 from $161.6 million as of December 31, 2007. This decline was driven primarily by cash used in financing activities of $103.3 million for a dividend payment, purchases of property and equipment of $6.6 million, capitalized software of $3.4 million as well as cash used in operating activities of $8.8 million. The $8.8 million net cash used in operating activities reflects a $68.8 million net loss, which includes a non-cash, pre-tax goodwill impairment charge of $82.2 million, a non-cash net deferred tax benefit of $17.1 million primarily related to the non-cash impairment charge, customer accommodation payments of $5.7 million, a payment of $6.8 million to settle all claims associated with the DOJ investigation, as well as cash used in other operating activities of $10.1 million. These decreases were offset by depreciation and amortization expense of $17.5 million.

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

We believe our existing cash and cash equivalents and cash to be generated from operations, if any, will be sufficient to finance our operations for the foreseeable future. However, if we fail to generate adequate cash flows from operations in the future due to an unexpected decline in our net revenues or due to increased cash expenditures in excess of the net cash flows generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all. For instance, we may have increased cash expenditures relating to the defense and resolution of the civil litigation matters.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our obligations to make future payments under current contracts as of December 31, 2008 (in thousands):

	Payment Due By Period
		Less
		than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$11,082	$3,808	$5,631	$1,643	$—
Purchase Obligations(1)	16,230	7,097	9,133	—	—
Severance and Other Guaranteed Payment Obligations(2)	1,593	1,593	—	—	—

Total Contractual Obligations	$28,905	$12,498	$14,764	$1,643	$—

(1)	Purchase obligations are for telecommunication contracts ($15,980) and other recurring purchase obligations ($250).

(2)	Severance and Other Guaranteed Payment Obligations are comprised of severance payments ($1,593)

We have agreements with certain of our named executive officers that provide for severance payments to the employee in the event the employee is terminated without cause. The maximum cash exposure under these agreements was approximately $815 as of December 31, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value” (SFAS 157). SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, ‘‘Effective Date of FASB Statement No. 157,” which delays for one year the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities. Nonfinancial instruments affected by this deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for these items did not have a material impact on our financial position, results of operations and cash flows. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access. Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves. Level 3: Inputs are unobservable data points that are not corroborated by market data. At December 31, 2008, we held two financial assets, cash and cash equivalents (Level 1) and our Executive Deferred Compensation Plan (EDCP) included in other current assets with a fair value of $787. We measure the fair value of our EDCP on a recurring basis using Level 2 (significant other observable) inputs as defined by SFAS 157. The adoption of SFAS 157 did not have a material impact on the basis for measuring the fair value of these items.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No .115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We did not elect the fair value option for any of our existing financial instruments as of December 31, 2008 and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R became effective for us in January 2009. SFAS 141R will change our accounting for business combinations on a prospective basis.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 became effective for us in January 2009. We are currently evaluating the impact, if any, SFAS 160 will have on our financial position, results of operations or cash flows.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 became effective for us in January 2009. We are currently evaluating the impact, if any, SFAS 161 will have on our disclosures related to financial position, results of operations or cash flows.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 was effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on our financial position, results of operations or cash flows.

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

In May 2008, the FASB recently issued a Staff Position (FSP) No. FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities. This FSP requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. We are currently evaluating the impact, if any, FSP EITF 03-6-1 will have on our financial position, results of operations or cash flows.

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

Management estimates that if the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 2008 would have decreased by approximately $1.0 million. The impact on our future interest income will depend largely on the gross amount of our investments and future changes in investment yields.

There are no material changes in our exposure to interest rate risk as compared to our exposure to interest rate risk for the year ended December 31, 2007.

Item 8.	Financial Statements And Supplementary Data

Our consolidated financial statements and supplementary data required by this item are attached to this report beginning on page F-1.

Item 9.	Changes in And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls And Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, our disclosure controls and procedures were effective as of December 31, 2008.

(b)	Management’s Report on Internal Control over Financial Reporting as of December 31, 2008

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

In accordance with the internal control reporting requirements of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting. This report is included on page F-2 of our consolidated financial statements included as part of this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated by reference to the portions of our definitive proxy statement entitled, “Election of Directors,” “Governance of the Company,” “Report of the Audit Committee” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

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

(2) Financial Statement Schedules.  Schedule II — Valuation and Qualifying Accounts filed as part of this report is listed on page F-42. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits.  See (b) below.

(b)	Exhibits:

No.	Description

3.1(1)	Certificate of Incorporation of MedQuist Inc. (as amended)
3.2(10)	Second Amended and Restated By-Laws, as amended, of MedQuist Inc.
4.1(1)	Specimen Stock Certificate
10.1*(1)	The MRC Group, Inc. Amended and Restated 1992 Stock Option Plan
10.2*(1)	1992 Stock Option Plan of MedQuist Inc., as amended
10.3*(1)	Nonstatutory Stock Option Plan for Non-Employee Directors of MedQuist Inc.
10.4*(1)	MedQuist Inc. 2002 Stock Option Plan
10.5*	Form of Award Agreement under the MedQuist Inc. 2002 Stock Option Plan
10.6*(1)	1996 Employee Stock Purchase Plan
10.7*(1)	MedQuist Inc. Executive Deferred Compensation Plan
10.8*(1)	Separation Agreement and General Release dated June 28, 2007 by and between MedQuist Inc. and Frank Lavelle
10.9*(1)	Separation Agreement and General Release dated June 28, 2007 by and between MedQuist Inc. and Linda Reino
10.10*(1)	Relocation Letter Agreement, dated as of April 26, 2006, between MedQuist Inc. and Adele T. Barbato
10.11*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Michael Clark
10.12*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Mark Sullivan
10.13*(1)	Employment Agreement, dated as of May 27, 2005, between MedQuist Inc. and Mark Ivie
10.14*(1)	Letter Agreement, dated as of November 10, 2006, by and between MedQuist Inc. and James Brennan
10.15*(4)	Retention and Strategic Transaction Bonus Agreements, dated September 20, 2007, with each of Kathleen Donovan, Mark Ivie and Scott Bennett
10.16*(4)	Retention and Strategic Transaction Bonus Agreements, dated September 20, 2007, with each of Mark Sullivan and Michael Clark
10.17*(9)	Letter Agreement by and between MedQuist Inc. and Nightingale & Associates, LLC dated March 14, 2008
10.18(1)	Licensing Agreement, dated as of May 22, 2000, between MedQuist Inc. and Philips Speech Processing GmbH

No.	Description

10.19.1(1)	Amendment No. 1 to Licensing Agreement, dated as of January 1, 2002, between MedQuist Inc. and Philips Speech Processing GmbH
10.19.2#(1)	Amendment No. 2 to Licensing Agreement, dated as of December 10, 2002, between MedQuist Inc. and Philips Speech Processing GmbH
10.19.3#(1)	Amendment No. 3 to Licensing Agreement, dated as of August 10, 2003, between MedQuist Inc. and Philips Speech Processing GmbH
10.19.4#(1)	Amendment No. 4 to Licensing Agreement, dated as of September 1, 2004, between MedQuist Inc. and Philips Speech Processing GmbH
10.19.5#(1)	Amendment No. 5 to Licensing Agreement, dated as of December 30, 2005, between MedQuist Transcriptions, Ltd. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH
10.19.6#(1)	Amendment No. 6 to Licensing Agreement, dated as of February 13, 2007, between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH
10.20#(1)	Amended and Restated OEM Supply Agreement dated September 21, 2007, between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH
10.21(1)	Mt. Laurel, New Jersey Office Lease Agreement dated as of June 17, 2003
10.21.1(1)	First Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of August 26, 2003
10.21.2(1)	Second Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003
10.21.3(1)	Third Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003
10.21.4(1)	Confirmation of Lease Term regarding Mt. Laurel, New Jersey Office Lease dated as of August 10, 2006
10.22.1(1)	Memorandum of Understanding dated March 23, 2007 by and among(i) MedQuist, Inc., Brian J. Kearns, David A. Cohen, John A. Donohoe, Ethan Cohen, John W. Quaintance, and Ronald F. Scarpone, and (ii) Greater Pennsylvania Carpenters Pension Fund
10.22.2(2)	Stipulation of Settlement dated March 23, 2007 by and among(i) MedQuist, Inc., Brian J. Kearns, David A. Cohen, John A. Donohoe, Ethan Cohen, John W. Quaintance, and Ronald F. Scarpone, and (ii) Greater Pennsylvania Carpenters Pension Fund
10.23*(1)	MedQuist Inc. Board of Directors Deferred Compensation Plan
10.24*(1)	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and John H. Underwood
10.25*(1)	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and Richard H. Stowe
10.26*(10)	Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers
10.27*(6)	Indemnification Agreement, dated as of December 11, 2007 between MedQuist Inc. and Mark Schwarz
10.28*(6)	Indemnification Agreement, dated as of December 7, 2007 between MedQuist Inc. and Brian O’Donoghue
10.29*(7)	Indemnification Agreement, dated as of February 21, 2008 between MedQuist Inc. and Warren Pinckert
10.30(8)	Settlement Term Sheet dated March 10, 2008 by and among(i) MedQuist Inc. and (ii) Partners Healthcare System, Northbay Healthcare Group, Hospital Corporation of America, St. Lukes Regional Medical Center, Palisades Medical Center, Mt. Sinai Medical Center, Ascension Health Ministry, Bayonne Medical Center, Bon Secours Health System, Inc., South Broward Memorial Hospital District and University of Colorado, and all related or associated facilities
10.31*(12)	Employment Agreement by and between Peter Masanotti and MedQuist Inc., dated September 3, 2008
10.32#(13)	Transcription Services Agreement by and between MedQuist Transcriptions, Ltd. and CBay Systems & Services, Inc. dated September 15, 2008

No.	Description

10.33*(14)	Indemnification Agreement dated November 21, 2008 between MedQuist Inc. and Peter Masanotti
10.34(15)	Settlement Agreement dated November 25, 2008 by and among(i) the United States of America, acting through the United States Department of Justice and on behalf of the Department of Veteran’s Affairs, the Department of Defense, the Public Health Service and part of the Department of Health and Human Resources, (ii) Christopher Foley, (iii) Susan Purdue and (iv) MedQuist Inc.
10.35*	Form of Indemnification Agreement by and between MedQuist Inc. and certain directors
21(1)	Subsidiaries of MedQuist Inc.
23	Consent of KPMG LLP
24	Power of Attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order for confidential treatment from SEC.

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on July 5, 2007

(2)	Incorporated by reference to our Current Report on Form 8-K/A filed on August 24, 2007

(3)	Incorporated by reference to our Current Report on Form 8-K filed on August 28, 2007

(4)	Incorporated by reference to our Current Report on Form 8-K filed on September 25, 2007

(5)	Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2007

(6)	Incorporated by reference to our Current Report on Form 8-K filed on December 11, 2007

(7)	Incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008

(8)	Incorporated by reference to our Current Report on Form 8-K filed on March 14, 2008

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008

(10)	Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2008

(11)	Incorporated by reference to our Current Report on Form 8-K filed on August 25, 2008

(12)	Incorporated by reference to our Current Report on Form 8-K filed on September 9, 2008

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2008

(14)	Incorporated by reference to our Current Report on Form 8-K filed on November 28, 2008

(15)	Incorporated by reference to our Current Report on Form 8-K filed on December 3, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedQuist Inc.

By:	/s/ Peter Masanotti
Peter Masanotti
President and Chief Executive Officer

Date: March 11, 2009

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person, in so signing also makes, constitutes, and appoints Peter Masanotti and James Brennan, and each of them acting alone, as his or her true and lawful attorneys-in-fact, with full power of substitution, in his or her name, place, and stead, to execute and cause to be filed with the SEC any or all amendments to this report.

Signature	Capacity	Date

/s/ Peter Masanotti Peter Masanotti	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2009

/s/ James Brennan James Brennan	Interim Principal Financial Officer, Principal Accounting Officer, Controller and Vice President	March 11, 2009

/s/ Robert Aquilina Robert Aquilina	Non-Executive Chairman of the Board of Directors	March 11, 2009

/s/ Frank Baker Frank Baker	Director	March 11, 2009

/s/ Peter E. Berger Peter E. Berger	Director	March 11, 2009

/s/ John F. Jastrem John F. Jastrem	Director	March 11, 2009

/s/ Colin J. O’Brien Colin J. O’Brien	Director	March 11, 2009

/s/ Brian O’Donoghue Brian O’Donoghue	Director	March 11, 2009

/s/ Warren E. Pinckert, II Warren E. Pinckert II	Director	March 11, 2009

Signature	Capacity	Date

/s/ Mark E. Schwarz Mark E. Schwarz	Director	March 11, 2009

/s/ Michael Seedman Michael Seedman	Director	March 11, 2009

/s/ Andrew E. Vogel Andrew E. Vogel	Director	March 11, 2009

Report of Independent Registered Public Accounting Firm on Internal
Control Over Financial Reporting

The Board of Directors and Shareholders of MedQuist Inc.:

We have audited MedQuist Inc.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MedQuist Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as of December 31, 2008. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the entity’s principal executive and principal financial officers, or persons performing similar functions, and effected by the entity’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MedQuist Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MedQuist Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and other comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 11, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 11, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MedQuist Inc.:

We have audited the accompanying consolidated balance sheets of MedQuist Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and other comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II — Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedQuist Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, effective January 1, 2007, MedQuist Inc. and subsidiaries adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MedQuist Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 11, 2009

MedQuist Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Net revenues	$326,853	$340,342	$358,091

Operating costs and expenses:
Cost of revenues	230,375	260,879	280,273
Selling, general and administrative	50,855	62,288	53,675
Research and development	15,848	13,695	13,219
Depreciation	11,950	10,988	11,802
Amortization of intangible assets	5,554	5,511	5,829
Cost of investigation and legal proceedings, net	16,403	6,083	13,001
Goodwill impairment charge	82,233	—	—
Restructuring charges	2,055	2,756	3,442

Total operating costs and expenses	415,273	362,200	381,241

Operating loss	(88,420)	(21,858)	(23,150)
Equity in income of affiliated company	236	625	874
Other income	438	—	—
Interest income, net	2,438	8,366	7,628

Loss before income taxes	(85,308)	(12,867)	(14,648)
Income tax provision (benefit)	(16,513)	2,339	2,294

Net loss	$(68,795)	$(15,206)	$(16,942)

Net loss per share:
Basic	$(1.83)	$(0.41)	$(0.45)

Diluted	$(1.83)	$(0.41)	$(0.45)

Weighted average shares outstanding:
Basic	37,549	37,488	37,484

Diluted	37,549	37,488	37,484

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$39,918	$161,582
Accounts receivable, net	50,374	48,725
Income tax receivable	154	815
Other current assets	8,053	7,920

Total current assets	98,499	219,042
Property and equipment, net	15,785	21,366
Goodwill	40,545	125,505
Other intangible assets, net	39,877	42,262
Deferred income taxes	1,204	2,712
Other assets	6,295	6,885

Total assets	$202,205	$417,772

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,487	$12,754
Accrued expenses	11,994	18,989
Accrued compensation	11,204	14,826
Customer accommodation	12,055	18,459
Deferred income taxes	651	4,783
Deferred revenue	15,630	16,023

Total current liabilities	59,021	85,834
Deferred income taxes	799	15,151
Other non-current liabilities	2,033	2,143

Commitments and contingencies (Note 12) Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares; 37,556 and 37,544 shares issued and outstanding, respectively	237,907	236,412
Retained earnings (deficit)	(99,198)	72,876
Accumulated other comprehensive income	1,643	5,356

Total shareholders’ equity	140,352	314,644

Total liabilities and shareholders’ equity	$202,205	$417,772

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Operating activities:
Net loss	$(68,795)	$(15,206)	$(16,942)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	17,504	16,499	17,631
Equity in income of affiliated company	(236)	(625)	(874)
Goodwill impairment charge	82,233	—	—
Deferred income tax (benefit) provision	(17,091)	1,878	5,225
Stock option expense	1,427	565	2,117
Stock based compensation — Board Members	—	150	—
Provision for doubtful accounts	3,073	4,967	4,955
Loss on disposal of property and equipment	571	168	767
Changes in operating assets and liabilities:
Accounts receivable	(5,781)	(1,359)	11,066
Income tax receivable	661	957	19,889
Insurance receivable	—	707	7,995
Other current assets	(154)	(276)	(6,329)
Other non-current assets	134	646	1,216
Accounts payable	(5,557)	1,981	92
Accrued expenses	(7,050)	(9,378)	(9,366)
Accrued compensation	(3,559)	(727)	(5,537)
Customer accommodation	(5,651)	(3,723)	(21,121)
Deferred revenue	(272)	592	(3,343)
Other non-current liabilities	(211)	1,910	(2,090)

Net cash (used in) provided by operating activities	(8,754)	(274)	5,351

Investing activities:
Purchase of property and equipment	(6,574)	(11,639)	(8,191)
Proceeds from sale of investments	692	—	—
Capitalized software	(3,411)	(2,035)	(58)

Net cash used in investing activities	(9,293)	(13,674)	(8,249)

Financing activities:
Dividend paid	(103,279)	—	—
Proceeds from exercise of stock options	68	10	—

Net cash (used in) provided by financing activities	(103,211)	10	—

Effect of exchange rate changes	(406)	108	39

Net decrease in cash and cash equivalents	(121,664)	(13,830)	(2,859)
Cash and cash equivalents — beginning of year	161,582	175,412	178,271

Cash and cash equivalents — end of year	$39,918	$161,582	$175,412

Supplemental cash flow information:
Cash (recovered) paid for income taxes	$210	$(451)	$(22,381)

Accommodation payments paid with credits	$740	$2,595	$980

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Loss
Years ended December 31, 2008, 2007 and 2006

					Accumulated
			Retained		Other	Total
	Common Stock		Earnings	Deferred	Comprehensive	Shareholders’
	Shares	Amount	(Deficit)	Compensation	Income (Loss)	Equity
	(In thousands)

Balance, January 1, 2006	37,484	$232,963	$104,635	$332	$3,290	$341,220
Comprehensive loss:
Net loss	—	—	(16,942)	—	—	(16,942)
Foreign currency translation adjustments	—	—	—	—	1,124	1,124

Total comprehensive loss						(15,818)
Stock-based compensation expense	—	2,117	—	—	—	2,117

Balance, December 31, 2006	37,484	$235,080	$87,693	$332	$4,414	$327,519

Comprehensive loss:
Net loss	—	—	(15,206)	—	—	(15,206)
Foreign currency translation adjustments	—	—	—	—	942	942

Total comprehensive loss						(14,264)
Stock-based compensation expense	—	565	—	—	—	565
Exercise of stock options	4	10	—	—	—	10
Adoption of FIN 48	—	—	389	—	—	389
Deferred compensation — stock grants	56	757	—	(332)	—	425

Balance, December 31, 2007	37,544	$236,412	$72,876	$—	$5,356	$314,644

Comprehensive loss:
Net loss	—	—	(68,795)	—	—	(68,795)
Foreign currency translation adjustments	—	—	—	—	(3,713)	(3,713)

Total comprehensive loss						(72,508)
Stock-based compensation expense	—	1,427	—	—	—	1,427
Cash dividend on common stock	—	—	(103,279)	—	—	(103,279)
Exercise of stock options	12	68	—	—	—	68

Balance, December 31, 2008	37,556	$237,907	$(99,198)	$—	$1,643	$140,352

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

1.	Description of Business

MedQuist is the largest Medical Transcription Service Organization (MTSO) in the world, and a leader in technology enabled clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we employ approximately 5,000 skilled medical transcriptionists (MTs), making us the largest employer of MTs in the U.S. We believe our services and enterprise technology solutions — including mobile voice capture devices, speech recognition technologies, Web-based workflow platforms, and global network of MTs and editors — enable healthcare facilities to improve patient care, increase physician satisfaction, and lower operational costs.

Change in Majority Owner

On August 6, 2008, CBaySystems Holdings Limited (CBaySystems Holdings), a company that is publicly traded on the AIM market of the London Stock Exchange with a portfolio of investments in medical transcription, which includes a company that competes in the medical transcription market, healthcare technology, and healthcare financial services, acquired a 69.5% ownership interest in us from Koninklijke Philips Electronics N.V. (Philips) for $11.00 per share (CBaySystems Holdings Purchase). Immediately prior to the closing of the CBaySystems Holdings Purchase, four of our directors affiliated with Philips resigned from our board of directors and four individuals designated by CBaySystems Holdings were appointed to our board of directors.

The Company’s consolidated financial statements do not include any components of purchase accounting, which was recorded at the CBaySystems Holdings reporting level, and are presented on the historical basis of accounting.

Other Matters

Our common stock began trading on the Global Market of The NASDAQ Stock Market LLC under the ticker symbol “MEDQ” effective on July 17, 2008. On August 4, 2008, we announced the payment of a dividend of $2.75 per share of our common stock to shareholders of record as of the close of business on July 25, 2008.

2.	Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of MedQuist Inc. and its subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions in the Preparation of Consolidated Financial Statements

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, valuation of long-lived and intangible assets and goodwill, valuation allowances for receivables and deferred income taxes, revenue recognition, stock-based compensation and commitments and contingencies. Actual results could differ from those estimates.

Revenue Recognition

We follow revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, as amended by SAB 104. The majority of our revenues are derived from providing medical transcription services. Revenues for medical transcription services are recognized when the services are rendered. These services are based on contracted rates. The remainder of our revenues are derived from the sale of voice-

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

capture and document management products including software, hardware and implementation, training and maintenance service related to these products.

We recognize software and software-related revenues pursuant to the requirements of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2 Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions , SOP 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts , Emerging Issues Task Force (EITF) 00-03 Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware , EITF 03-05 Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software and other authoritative accounting guidance.

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

We separately market and sell hardware and software post contract customer support (PCS). PCS covers phone support, hardware parts and labor, software bug fixes and limited upgrades, if and when available. We do not commit to specific future software upgrades or releases. The contract period for PCS is generally one year. We recognize both hardware and software PCS on a straight line basis over the life of the underlying PCS contract. In some of our PCS contracts, we bill the customer prior to performing the services. As of December 31, 2008 and 2007, deferred PCS revenues of $9,702 and $11,494, respectively, are included in deferred revenues and $340 and $221, respectively, are included in non-current liabilities in the accompanying consolidated balance sheets.

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

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Accounting for Consideration Given to a Customer

As a result of the Accommodation Analysis, we offered financial accommodations to certain of our customers. Pursuant to EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-9), consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s services and, therefore, should be characterized as a reduction of revenues when recognized in the vendor’s income statement. For the year ended December 31, 2006, $10,402 was recorded as a reduction of revenues related to the Accommodation Analysis (See Note 3).

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

Services Provided by Independent Registered Public Accountant

Services provided by our independent registered public accounting firm are expensed as the services are provided and were $2,079, $6,840, and $6,429 for the years ended December 31, 2008, 2007 and 2006, respectively.

Restructuring Costs

A liability for restructuring costs associated with an exit or disposal activity is recognized and measured initially at fair value when the liability is incurred. We record a liability for severance costs when the obligation is attributable to employee service already rendered, the employees’ rights to those benefits accumulate or vest, payment of the compensation is probable and the amount can be reasonably estimated. We record a liability for future, non-cancellable operating lease costs when we vacate a facility.

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

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123 (revised 2004), Share-Based Payment , (Statement 123(R)), using the modified prospective transition method, and therefore have not restated prior period’s results. Under the modified prospective transition method, compensation costs associated with share-based awards recognized in 2006 include compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value previously estimated in accordance with the provisions of FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123). Had we granted options in 2006, the compensation costs for those options would have been based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

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

Stock-based compensation expense related to employee stock options recognized under Statement 123(R) for 2008, 2007 and 2006 was $1,427, $565 and $2,117 which was charged to selling, general and administrative expenses ($1,010, $255 and $562), research and development expenses ($405, $91 and $240) and cost of revenues ($12, $219 and $1,315), respectively. Included in the $1,427 and $565 is $1,339 and $120, respectively, of expense related to options that were issued to certain executive officers when we became current in our periodic reporting obligations with the SEC in October 2007. As of December 31, 2008, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $710 which is expected to be recognized over a weighted-average period of 2.8 years.

We did not grant any options for the year ended December 31, 2006.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The table below reflects basic and diluted net loss per share for the years ended December 31:

	2008	2007	2006

Net loss	$(68,795)	$(15,206)	$(16,942)

Weighted average shares outstanding:
Basic	37,549	37,488	37,484
Effect of dilutive stock	—	—	—

Diluted	37,549	37,488	37,484

Net loss per share:
Basic and diluted	$(1.83)	$(0.41)	$(0.45)

The computation of diluted net loss per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net loss per share. During 2008, 2007 and 2006, we had a net loss. As a result, any assumed conversions would result in reducing the net loss per share and, therefore, are not included in the calculation. Shares having an anti-dilutive effect on net loss per share and, therefore, excluded from the calculation of diluted net loss per share, totaled 1,501 shares, 2,298 shares and 2,150 shares for the years ended December 31, 2008, 2007 and 2006, respectively.

Advertising Costs

Advertising costs are expensed as incurred and for the years ended December 31, 2008, 2007 and 2006 were $1,256, $1,674 and $1,903, respectively.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Our cash management and investment policies dictate that cash equivalents be limited to investment grade, highly liquid securities. We place our temporary cash investments with high-credit rated, quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Consequently, our cash equivalents are subject to potential credit risk. As of December 31, 2008 and 2007, cash equivalents consisted of money market investments. The carrying value of cash and cash equivalents approximates fair value.

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

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Valuation of Long-Lived and Other Intangible Assets and Goodwill.

In connection with acquisitions, we allocate portions of the purchase price to tangible and intangible assets, consisting primarily of acquired technologies, and customer relationships, agreements based on independent appraisals received after each acquisition, with the remainder allocated to goodwill. We assess the realizability of goodwill and intangible assets with indefinite useful lives at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We have determined that the reporting unit level is our sole operating segment. (See note 8 for goodwill impairment charge recorded in 2008)

Software Development

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

Capitalized software is reported at the lower of unamortized cost or net realizable value and is amortized over the product’s estimated economic life which is generally three years. As of December 31, 2008 and 2007, $4,802 and $2,343, respectively, of unamortized software development costs are included in other intangible assets in the accompanying consolidated balance sheets. For the years ended December 31, 2008, 2007 and 2006, software amortization expense was $835, $360 and $262, respectively.

Long-Lived and Other Intangible Assets

Long-lived assets, including property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine the recoverability of long-lived assets, the estimated future

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Foreign Currency Translation

Our operating subsidiaries in the United Kingdom and Canada use the local currency as their functional currency. We translate the assets and liabilities of those entities into U.S. dollars using the month-end exchange rate. We translate revenues and expenses using the average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded in accumulated other comprehensive income within shareholders’ equity. Gains and losses from foreign currency transactions are included in net loss and were not material for the years ended December 31, 2008, 2007 and 2006, respectively.

Business Enterprise Segments

We operate in one reportable operating segment which is medical transcription technology and services.

Concentration of Risk, Geographic Data and Enterprise-wide Disclosures

No single customer accounted for more than 10% of our net revenues in any period. There is no single geographic area of significant concentration other than the United States.

The following table summarizes the net revenues by the categories of our products and services as a percentage of our total net revenues.

	2008	2007	2006

Medical transcription	84.9%	83.3%	83.8%
Products and related services	3.6%	4.7%	4.6%
PCS	7.6%	8.2%	8.5%
Other	3.9%	3.8%	3.1%

Total	100.0%	100.0%	100.0%

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of Net income (loss) and Other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments. Other comprehensive income (loss) and comprehensive income (loss) are displayed separately in the Consolidated Statements of Shareholders’ Equity and Other Comprehensive Loss.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value” (SFAS 157). SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, ‘‘Effective Date of FASB Statement No. 157 ,” which delays for one year the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities. Nonfinancial instruments affected by this deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for these items did not have a material impact on our financial position, results of operations and cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No .115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We did not elect the fair value option for any of our existing financial instruments as of December 31, 2008 and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R became effective for us in January 2009. SFAS 141R will change our accounting for business combinations on a prospective basis.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 became effective for us in January 2009. We are currently evaluating the impact, if any, SFAS 160 will have on our financial position, results of operations or cash flows.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 became effective for us in January 2009. We

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

are currently evaluating the impact, if any, SFAS 161 will have on our disclosures related to financial position, results of operations or cash flows.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 was effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on our financial position, results of operations or cash flows.

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

In May 2008, the FASB recently issued a Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities. This FSP requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. We are currently evaluating the impact, if any, FSP EITF 03-6-1 will have on our financial position, results of operations or cash flows.

3.	Customer Accommodation

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

In the fourth quarter of 2005, based on the Accommodation Analysis, our board of directors authorized management to make cash accommodation offers to Accommodation Customers in the aggregate amount of $65,413. In 2006, this amount was adjusted by a net additional amount of $1,157 based on a refinement of the

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Accommodation Analysis resulting in an aggregate amount of $66,570. By accepting our accommodation offer, an Accommodation Customer must agree, among other things, to release us from any and all claims and liability regarding certain billing related issues. The Accommodation offers made to date and those offers which may be made in the future are not an admission of liability by us of any wrongdoing or an admission or acknowledgement that our billing practices with respect to such customers were or are incorrect.

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

We are unable to predict how many customers, if any, may accept the outstanding accommodation offers on the terms proposed by us, nor are we able to predict the timing of the acceptance (or rejection) of any outstanding accommodation offers. Until any offers are accepted, we may withdraw or modify the terms of the accommodation program or any outstanding offers at any time. In addition, we are unable to predict how many future offers, if made, will be accepted on the terms proposed by us. We regularly evaluate whether to proceed with, modify or withdraw the accommodation program or any outstanding offers.

The following is a summary of the financial statement activity related to the customer accommodation and our analysis regarding the quantification of the economic consequences of potentially unauthorized adjustments to certain customers’ ratios and formulae within the transcription setups, which is included as a separate line item in the accompanying consolidated balance sheets as of December 31, 2008 and 2007:

	2008	2007

Beginning balance	$18,459	$24,777
Payments and other adjustments	(5,664)	(3,723)
Credits	(740)	(2,595)

Ending balance	$12,055	$18,459

4.	Cost of Investigation and Legal Proceedings, net

For the years ended December 31, 2008, 2007 and 2006, we recorded a charge of $16,403, $6,083 and $13,001, respectively, for costs associated with the independent review of allegations that we engaged in improper billing practices, our review of historical billing practices (Management’s Billing Assessment) as well as defense and other costs associated with the SEC and U.S. Department of Justice (DOJ) investigations and civil litigation that we deemed to be unusual in nature. See Note 12, Commitments and Contingencies. These costs are net of insurance

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

claim reimbursements. We record insurance claims when the realization of the claim is probable. The following is a summary of the amounts recorded in the accompanying consolidated statements of operations:

	2008	2007	2006

Legal fees	$8,394	$18,678	$14,427
Other professional fees	584	2,592	4,787
Nightingale and Associates, LLC (Nightingale) services	—	197	3,005
Insurance recoveries and claims	—	(15,386)	(9,409)
Other, including settlements	7,425	2	191

Total	$16,403	$6,083	$13,001

Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs. In 2007, insurance recoveries and claims represent insurance recoveries ($4,243) and insurance claims ($11,143). The insurance claims were recorded in other current assets and payment related to these claims was received in the third quarter of 2007. We do not expect to receive any additional insurance recoveries related to these claims in the future. The 2008 Other amount of $7,425 is for the proposed settlements of all claims related to the consolidated medical transcriptionists putative class action and the DOJ investigation. (See Note 12).

5.	Restructuring Charges

2008 Restructure Plan

During the fourth quarter of 2008, we implemented a restructuring plan related to a reduction in workforce of 189 employees in order to better align costs with revenues. We recorded $2,135 in severance charges related to the 2008 restructuring plan. The remaining restructuring costs are included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2008. The table below reflects the financial statement activity related to the 2008 restructuring plan for the year ended December 31, 2008:

Initial Charge	$2,135
Usage	(812)

Balance as of December 31, 2008	$1,323

We believe that substantially all payments related to the 2008 restructuring will be made in 2009.

2007 Restructuring Plans

During the third quarter of 2007, we implemented a restructuring plan related to a reduction in workforce of 104 employees as a result of the refinement of our centralized national services delivery model. In addition, during the fourth quarter of 2007 we implemented a restructuring plan related to an additional reduction in workforce of 183 employees attributable to our efforts to reduce costs. We recorded $2,263 in severance charges related to the 2007 restructuring plans. The remaining restructuring costs are included in accrued expenses in the accompanying

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

consolidated balance sheet as of December 31, 2007. The table below reflects the financial statement activity related to the 2007 restructuring plans for the year ended December 31, 2008:

Intial charge	$2,263
Usage	(770)

Balance as of December 31, 2007	1,493
Charge (Reversal)	(76)
Usage	(1,417)

Balance as of December 31, 2008	$—

2005 Restructuring Plan

During 2005, we implemented a restructuring plan (2005 Plan) based on the implementation of a centralized national service delivery model. The 2005 Plan involved the consolidation of operating facilities and a related reduction in workforce. The table below reflects the financial statement activity related to the 2005 Plan which is included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2008 and 2007:

		Non-Cancelable
	Total	Leases	Severance	Equipment

Balance as of December 31, 2006	$712	$648	$64	$—
Additional charge	493	322	146	25
Usage	(1,079)	(844)	(210)	(25)

Balance as of December 31, 2007	126	126	—	—
Additional Charge (Reversal)	(4)	(4)	—	—
Usage	(106)	(106)	—	—

Balance as of December 31, 2008	$16	$16	$—	$—

Payments related to the 2005 Plan were made in 2007 for severance and non-cancelable leases. The remainder of payments related to the 2005 Plan will be made in 2009 for non-cancelable leases.

6.	Accounts Receivable

Accounts receivable consisted of the following as of December 31:

	2008	2007

Trade accounts receivable	$55,176	$53,084
Less: Allowance for doubtful accounts	(4,802)	(4,359)

Accounts receivable, net	$50,374	$48,725

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

7.	Property and Equipment

Property and equipment consisted of the following as of December 31:

	2008	2007

Computer equipment	$27,140	$27,610
Communication equipment	5,665	6,932
Software	19,888	20,889
Furniture and office equipment	1,590	1,650
Leasehold improvements	3,067	3,057

Total property and equipment	57,350	60,138
Less: accumulated depreciation	(41,565)	(38,772)

Property and equipment, net	$15,785	$21,366

During 2008 we recorded a write-off of $571 which was allocated between cost of revenues ($91) and selling, general and administrative expenses ($480). In addition, approximately $7,786 in fully depreciated assets no longer in use were written off which had no impact on net loss.

8.	Goodwill and Other Intangible Assets

Valuation of Long-Lived and Other Intangible Assets and Goodwill.

In connection with acquisitions, we allocate portions of the purchase price to tangible and intangible assets, consisting primarily of acquired technologies, and customer relationships, agreements based on independent appraisals received after each acquisition, with the remainder allocated to goodwill. We assess the realizability of goodwill and intangible assets with indefinite useful lives at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We have determined that the reporting unit level is our sole operating segment.

We tested goodwill for impairment during the first three quarters of 2008 and determined that the fair value of the reporting unit exceeded the carrying value based upon the market capitalization including a control premium. In the fourth quarter, which included our annual impairment testing date in December, we determined our fair value using a combination of our market capitalization based on market price per share for approximately the 60 days before December 31, 2008 including a control premium, and a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the discounted cash flow analyses are based on our internal business model for 2009 and, for years beyond 2009 the growth rates we used are an estimate of the future growth in the industry in which we participate. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated cost of capital, which we determined based on our estimated cost of capital relative to our capital structure. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. Our analysis indicated that the reporting unit fair value was below our book value. The test for impairment of goodwill is a two-step process:

•	First, we compare the carrying amount of our reporting unit, which is the book value of our entire company, to the fair value of our reporting unit. If the carrying amount of our reporting unit exceeds its fair value, we have to perform the second step of the process. If not, no further testing is needed. In the fourth quarter of 2008 we determined that the carrying amount of our reporting unit exceeded the fair value and accordingly performed the second step in the analysis.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	If the second part of the analysis is required, we allocate the fair value of our reporting unit to all assets and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. We then compare the implied fair value of our reporting unit’s goodwill to its carrying amount. If the carrying amount of our goodwill exceeds its implied fair value, we recognize an impairment loss in an amount equal to that excess. In the fourth quarter of 2008, the carrying value of goodwill exceeded its implied fair value and accordingly we recorded a non cash, pre-tax impairment charge of $82.2 million.

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

Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

•	our net book value compared to our fair value;

•	significant adverse economic and industry trends;

•	significant decrease in the market value of the asset;

•	the extent that we use an asset or changes in the manner that we use it;

•	significant changes to the asset since we acquired it; and

•	other changes in circumstances that potentially indicate all or a portion of the company will be sold.

During 2008 we reviewed the carrying value of our long lived assets other than goodwill and determined that the carrying amounts of such assets was less than the undiscounted cash flows and accordingly no impairment charge was recorded.

Goodwill

The following table reflects the financial statement activity related to the carrying amount of goodwill as of December 31, 2008 and 2007:

Balance as of January 1, 2007	$124,826
Foreign currency adjustments	679

Balance as of December 31, 2007	125,505
Impairment charge	(82,233)
Foreign currency adjustments	(2,727)

Balance as of December 31, 2008	$40,545

The foreign currency adjustments reflect changes in the period-end currency rates of our foreign subsidiaries.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Intangible Assets

As of December 31, other intangible asset balances were:

	2008
		Accumulated	Net book
	Cost	Amortization	Value

Customer lists	$77,145	$(42,070)	$35,075
Capitalized software	8,110	(3,308)	4,802

Total	$85,255	$(45,378)	$39,877

In 2008, we wrote off $5,325 of fully amortized tradenames associated with the Lanier Healthcare acquisition.

	2007
		Accumulated	Net book
	Cost	Amortization	Value

Customer lists	$77,331	$(37,412)	$39,919
Tradenames	5,325	(5,325)	—
Capitalized software	4,815	(2,472)	2,343

Total	$87,471	$(45,209)	$42,262

The estimated useful life and the weighted average remaining lives of the intangible assets as of December 31, 2008 were as follows:

	Estimated	Weighted Average
	Useful Life	Remaining Lives

Customer lists	10-20 years	9.5 years
Capitalized software	3 years	2.2 years

Estimated annual amortization expense for intangible assets is as follows:

2009	$6,322
2010	6,428
2011	5,818
2012	3,889
2013	2,851
Thereafter	14,569

Total	$39,877

9.	Contractual Obligations

Leases

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent and landlord incentives. Rental expense for operating leases for the years ended December 31, 2008, 2007 and 2006 was $3,201, $2,489 and $4,089, respectively. Future minimum lease

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2008 were:

	Total	Continuing	Restructuring

2009	$3,808	$3,767	$41
2010	3,419	3,419	—
2011	2,213	2,213	—
2012	1,524	1,524	—
2013 and thereafter	118	118	—

Total minimum lease payments	$11,082	$11,041	$41

Other Contractual Obligations

The following summarizes our other contractual obligations as of December 31, 2008:

			Severance and Other
	Total	Purchase	Guaranteed Payments

2009	$8,690	$7,097	$1,593
2010	6,847	6,847	—
2011	2,286	2,286	—

Total	$17,823	$16,230	$1,593

Purchase obligations represent telecommunication contracts ($15,980), and other recurring purchase obligations ($250). Severance and other guaranteed payments are comprised of severance payments ($1,593).

As of December 31, 2008, we had agreements with certain of our senior management that provided for severance payments in the event these individuals were terminated without cause. The maximum cost exposure related to these agreements was $815 as of December 31, 2008.

10.	Investment in A-Life Medical, Inc. (A-Life)

We have an investment in A-Life, a privately held entity which provides advanced natural language processing technology for the medical industry. Our investment is recorded under the equity method of accounting since we owned 33.6% of A-Life’s outstanding voting shares as of December 31, 2008 and 2007. The table below reflects the financial statement activity related to A-Life as of December 31, 2008 and 2007 that is recorded in other assets in the accompanying consolidated balance sheets.

Balance as of January 1, 2007	$5,889
Share in income	625
Reclassification	(498)

Balance as of December 31, 2007	6,016
Share in income	236

Balance as of December 31, 2008	$6,252

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

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

11.	Accrued Expenses

Accrued expenses consisted of the following as of December 31:

	2008	2007

MT Settlement	$1,400	$—
Restructure Reserve	1,339	1,620
Royalties	1,175	1,436
Professional Fees	1,285	4,972
Other	6,795	10,961

Total accrued expenses	$11,994	$18,989

12.	Commitments and Contingencies

Governmental Investigations

The SEC has been conducting a formal investigation of us relating to our billing practices. We have been fully cooperating with the SEC since it opened its investigation in 2004 and we have complied with information and document requests by the SEC. We have reached a settlement with the SEC to resolve the SEC’s investigation and prospective litigation against us. Under the settlement, we have agreed to the entry of a final judgment including an injunction against us from violating federal securities laws. Pursuant to the settlement, we will not make any monetary payment nor do we admit to or deny any liability or wrongdoing. We are also aware that the SEC has reached a settlement with one of our former employees, and that the SEC intends to pursue civil litigation against one of our current employees, who does not serve in a senior management or financial reporting oversight role, and one of our former employees.

We also received an administrative subpoena under Health Insurance Portability and Accountability Act of 1996 (HIPAA) for documents from the DOJ on December 17, 2004. The subpoena sought information primarily about our provision of medical transcription services to governmental and non-governmental customers. The information was requested in connection with a government investigation into whether we and others violated federal laws in connection with the provision of medical transcription services. We fully cooperated with the DOJ from the inception of the investigation. On November 25, 2008, we executed a Settlement Agreement (Settlement Agreement) by and among (i) the United States of America, acting through the DOJ and on behalf of the Department of Veteran’s Affairs, the Department of Defense, the Public Health Service and part of the Department of Health and Human Resources, (ii) two individual qui tam relators and (iii) MedQuist. The DOJ intervened in the qui tam actions with respect to those claims raised in the qui tam actions that related to the same alleged conduct by us that was the subject of the DOJ’s investigation (Covered Conduct). Pursuant to the Settlement Agreement, we paid the United States $6.6 million (Settlement Amount) which has been recorded in Cost of investigation and legal proceedings, net. Under the terms of the Settlement Agreement, the United States released us and our representatives from any civil or administrative money claim the United States had or may have had for the Covered Conduct under the False Claims Act, 31 U.S.C. S.S. 3729-3733; the Program Fraud Civil Remedies Act 31 U.S.C. S.S. 3801-3812; or the common law theories of breach of contract, payment by mistake, unjust enrichment and fraud. In addition, each of the qui tam relators released us and our representatives from any civil or administrative money claim the United States had or may have had for the Covered Conduct under the False Claims Act, 31 U.S.C. S.S.3729-3733. We did not admit to liability or any wrongdoing in connection with the settlement.

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

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Customer Litigation

South Broward Putative Class Action

A putative class action was filed in the United States District Court for the Central District of California. The action, entitled South Broward Hospital District, d/b/a Memorial Regional Hospital, et al. v. MedQuist Inc. et al., Case No. CV-04-7520-TJH-VBKx, was filed on September 9, 2004 against us and certain of our present and former officers, purportedly on behalf of an alleged class of non-federal governmental hospitals and medical centers that the complaint claims were wrongfully and fraudulently overcharged for transcription services by defendants based primarily on our use of the AAMT line billing unit of measure. The complaint charged fraud, violation of the California Business and Professions Code, unjust enrichment, conversion, negligent supervision and violation of the Racketeer Influenced and Corrupt Organizations Act. Named as defendants, in addition to us, were one of our senior vice presidents, our former executive vice president of marketing and new business development, our former executive vice president and chief legal officer, and our former executive vice president and chief financial officer.

On March 10, 2008, the parties reached agreement on settlement terms resolving all claims by the named plaintiffs. The parties entered into a final settlement agreement on or about May 21, 2008. Under the parties’ agreement, we made a lump sum payment of $7.5 million to resolve all claims by the individual named plaintiffs and certain other additional putative class members represented by plaintiffs’ counsel but not named in the action. Neither we, nor any of the individual defendants, admitted to any liability or any wrongdoing in connection with the settlement. On June 16, 2008, the District Court dismissed the case with prejudice in its entirety and without costs. Because the settlement is not be on a class-wide basis, no class was certified and thus there was no requirement to give notice.

Kaiser Litigation

On June 6, 2008, plaintiffs Kaiser Foundation Health Plan, Inc., Kaiser Foundation Hospitals, The Permanente Medical Group, Inc., Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc., and Kaiser Foundation Health Plan of Colorado (collectively, Kaiser) filed suit against MedQuist Inc. and MedQuist Transcriptions, Ltd. (collectively, MedQuist) in the Superior Court of the State of California in and for the County of Alameda. The action is entitled Foundation Health Plan Inc., et al v. MedQuist Inc. et al., Case No. CV-078-03425 PJH. The complaint asserts five causes of action, for common law fraud, breach of contract, violation of California Business and Professions Code section 17200, unjust enrichment, and a demand for an accounting. More specifically, Kaiser alleges that we fraudulently inflated the payable units of measure in medical transcription reports generated by us for Kaiser pursuant to the contracts between the parties. The damages alleged in the complaint include an estimated $7 million in compensatory damages, as well as punitive damages, attorneys’ fees and costs, and injunctive relief. We contend that we did not breach the contracts with Kaiser, or commit the fraud alleged, and we intend to defend the suit vigorously. The parties participated in private mediation on July 24, 2008, but the case was not settled. We removed the case to the United States District Court for the Northern District of California, and we filed motions to dismiss Kaiser’s complaint and to transfer venue of the case to the United Stated District Court for the District of New Jersey. Kaiser stipulated to transfer, and the case was transferred to the United States District Court for the District of New Jersey on or about August 26, 2008. Our motion to dismiss has been fully briefed, and the court has set a hearing date on the motion for March 19, 2009.

The parties exchanged initial disclosures on October 6, 2008 and appeared before the court for an initial scheduling conference on October 14, 2008. Kaiser’s initial disclosures claim damages, including compensatory damages, punitive damages, and prejudgment interest, in excess of $12 million. Following the scheduling conference, the court ordered the parties to appear in person for mediation. The parties exchanged mediation statements on February 13, 2009, and mediation was held on February 27, 2009 but the case was not settled. No pretrial schedule or trial date has been set.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

On or about April 21, 2008, the parties reached an agreement in principle to settle all claims on behalf of a class of medical transcriptionists paid by the line for the period from November 29, 1998 through August 11, 2008 in exchange for payment of $1.5 million plus certain injunctive relief. The parties executed a final settlement agreement, and the court preliminarily approved the settlement on November 7, 2008. On December 23, 2008, the Court entered a further order preliminarily approving the settlement and modifying the notice schedule as agreed to by the parties. Notice was mailed to the settlement class, and summary notice was published. The deadlines to object to or request exclusion from the settlement class have passed, and the Court has scheduled a final approval hearing for March 26, 2009. Neither we, nor any other party, has admitted or will admit liability or any wrongdoing in connection with the settlement.

Shareholder Litigation

Costa Brava Partnership III, L.P. Shareholder Litigation

On July 30, 2008, Costa Brava Partnership III, L.P. (Costa Brava) filed a verified complaint and jury demand in the United States District Court District of New Jersey against us, Philips, CBay Inc., CBaySystems Holdings, SAC Capital Management, LLC, SAC Private Capital Group, LLC, SAC PEI CB Investment, L.P., and four of our former, non-independent directors, Clement Revetti, Jr., Gregory M. Sebasky and Scott M. Weisenhoff and Edward H. Siegel. It subsequently filed a first amended complaint on August 1, 2008. The amended complaint alleged that the defendants violated the Clayton Act, the New Jersey Shareholder Protection Act, and federal securities laws, by engaging in certain actions that were anti-competitive, harmful to us and in furtherance of the CBaySystems Holdings Purchase. Certain of the claims were purportedly asserted derivatively on our behalf. On August 1, 2008, plaintiff also sought an ex parte temporary restraining order and entry of an order to show cause requiring the defendants to appear and show cause why a preliminary injunction should not be issued enjoining certain of the complained of actions. A hearing was held on the preliminary injunction motion on August 5, 2008. At the

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

conclusion of the hearing, the Court denied the request for a temporary restraining order and denied the request to enter an order to show cause. The Court found that Costa Brava had not met the standards for injunctive relief, including a showing of likelihood of success on the merits of its underlying claims or the presence of immediate irreparable harm. The Court allowed the plaintiff two weeks to file a further amended complaint, and directed the parties to engage in discovery on an expedited schedule. On August 19, 2008, Costa Brava filed a notice of withdrawal with the Court that dismissed without prejudice Costa Brava’s claims against us and the other defendants. There were no monetary payments made and each party to the litigation was responsible for its own attorneys’ fees and costs incurred.

Kahn Putative Class Action

A shareholder putative class action lawsuit was filed against us in the Superior Court of New Jersey, Chancery Division, Burlington County. The action, entitled Alan R. Kahn v. Stephen H. Rusckowski, et al., Docket No. BUR-C-000007-08, was filed with the Court on January 22, 2008 against us, Philips and four of our former non-independent directors, Clement Revetti, Jr., Stephen H. Rusckowski, Gregory M. Sebasky and Scott Weisenhoff. Plaintiff purported to bring the action on his own behalf and on behalf of all current holders of our common stock. The complaint alleged that defendants breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by purportedly agreeing to and initiating a process for our sale or a change of control transaction which would allegedly cause harm to plaintiff and the putative class. Plaintiff sought both monetary and injunctive relief.

On June 12, 2008, following Philips’ announcement that it was selling its approximately 69.5% interest in us to CBaySystems Holdings, plaintiff filed an amended class action complaint. In that amended complaint plaintiff asserted a claim against us, eight of our current and former directors, and Philips. Plaintiff alleged that our current and former directors breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by not permitting our public shareholders the opportunity to decide whether they wanted to participate in a share purchase offer with non-party CBaySystems Holdings that would have allowed the public shareholders to sell their shares of our common stock for an amount above market price. Plaintiff further alleged that CBaySystems Holdings also made the share purchase offer to our former majority shareholder, Philips, and that Philips breached its fiduciary duties by accepting CBaySystems Holdings’ offer. Based on these allegations, plaintiff sought declaratory, injunctive, and monetary relief from all defendants.

On July 14, 2008, we moved to dismiss plaintiff’s amended class action complaint, arguing (i) that plaintiff’s amended class action complaint did not allege that we engaged in any wrongdoing which supported a breach of fiduciary duty claim and (ii) that a breach of fiduciary duty claim is not legally cognizable against a corporation. Plaintiff filed an opposition to our motion to dismiss on July 21, 2008.

On November 21, 2008, the Court granted our motion and the motions filed by the other defendants and dismissed plaintiff’s amended class action complaint with prejudice. On December 31, 2008, plaintiff filed an appeal of the trial court order with the New Jersey Appellate Division. The matter is now pending before the Appellate Division. We will vigorously oppose any issues that plaintiff raises on appeal.

Newcastle Shareholder Litigation

On June 30, 2008, Newcastle Partners, L.P. (Newcastle), a shareholder affiliated with one of our directors, derivatively on our behalf, filed an action against Philips, CBaySystems Holdings, Cbay Inc., Stephen H. Rusckowski, Clement Revetti, Jr., Greg Sebasky, Jr., Scott M. Weisenhoff and Edward H. Siegel, each of whom is one of our former non-independent directors, in the Superior Court of New Jersey, Chancery Division, Burlington County. The original complaint also named us as a “Nominal Defendant,” meaning that no monetary relief was being sought against us.

On July 9, 2008, Newcastle amended the complaint to add Arklow Master Fund, Ltd. (Arklow), one of our shareholders and affiliated with one of our directors, as an additional plaintiff. In the amended complaint plaintiffs

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

alleged that defendants took steps to sell Philips’ entire interest in us to CBaySystems Holdings and CBay Inc. (collectively, CBay) and pursued four causes of action. First, plaintiffs asserted that Rusckowski, Revetti, Sebasky, Weisenhoff and Siegel (collectively, the Philips Directors), who were also senior officers of Philips, breached their fiduciary duties to us by taking steps to consummate the CBaySystems Holdings Purchase which adversely affected us. Second, plaintiffs claimed that all of the defendants, individually and together, aided and abetted the Philips Directors’ breach of their fiduciary duties. Based on the first two causes of action, plaintiffs sought injunctive relief (including an order enjoining the CBaySystems Holdings Purchase), declaratory relief and attorneys’ fees and costs. Third, as an alternative form of relief, plaintiffs alleged that in the event that Philips sold its stake in us, plaintiffs demanded a declaration that a certain agreement related to the governance of the Company remain in full force and effect. Fourth, plaintiffs asserted that CBay breached the standstill provision contained in an April 2008 confidentiality agreement between us and CBay and demanded an injunction prevent CBay from continuing to violate the terms of that agreement.

On July 9, 2008, counsel for us, Philips, the Philips Directors, CBay, Newcastle and Arklow appeared before the court for a hearing on the plaintiffs’ temporary restraining order (TRO) application which sought to enjoin the CBaySystems Holdings Purchase. After entertaining argument from the parties, the court denied the TRO application. Thereafter, on or about July 31, 2008, the court held a preliminary injunction hearing on plaintiffs’ motion to enjoin the CBaySystems Holdings Purchase. On August 1, 2008, the court issued an Order and Opinion denying the motion for a preliminary injunction. The court found, among other things, that the plaintiffs failed to establish by clear and convincing evidence a reasonable probability of success on their underlying claims, or that absent injunctive relief they would suffer irreparable harm.

On November 7, 2008, following the denial of their TRO application and preliminary injunction hearing, the plaintiffs voluntarily dismissed the action without prejudice and the court approved a stipulation that was executed by plaintiffs and all defendants and it dismissed the Newcastle action without costs and without prejudice.

Reseller Arbitration Demand

On October 1, 2007, we received from counsel to nine current and former resellers of our products (Claimants), a copy of an arbitration demand filed by the Claimants, initiating an arbitration proceeding styled Diskriter, Inc., Electronic Office Systems, Inc., Milner Voice & Data, Inc., Nelson Systems, Inc., NEO Voice and Communications, Inc., Office Business Systems, Inc., Roach-Reid Office Systems, Inc., Stiles Office Systems, Inc., and Travis Voice and Data, Inc. v. MedQuist Inc. and MedQuist Transcriptions, Ltd. (collectively, MedQuist) (filed on September 27, 2007, AAA, 30-118-Y-00839-07). The arbitration demand purports to set forth claims for breach of contract; breach of covenant of good faith and fair dealing; promissory estoppel; misrepresentation; and tortious interference with contractual relations. The Claimants allege that we breached our written agreements with the Claimants by: (i) failing to provide reasonable training, technical support, and other services; (ii) using the Claimants’ confidential information to compete against the Claimants; (iii) directly competing with the Claimants’ territories; and (iv) failing to make new products available to the Claimants. In addition, the Claimants’ allege that we made false oral representations that we: (i) would provide new product, opportunities and support to the Claimants; (ii) were committed to continuing to use Claimants; (iii) did not intend to create our own sales force with respect to the Claimants’ territory; and (iv) would stay out of Claimants’ territories and would not attempt to take over the Claimants business and relationships with the Claimants’ customers and end-users. The Claimants assert that they are seeking damages in excess of $24.3 million. We moved that the arbitration be divided into nine separate arbitration proceedings because, among other things, we had never agreed to consolidated arbitration, and the AAA Rules do not inherently provide for consolidated arbitration. We also moved to dismiss MedQuist Inc. as a party to the arbitration since MedQuist Inc. is not a party to the Claimants’ agreements, and accordingly, has never agreed to arbitration. The AAA initially agreed to rule on these matters, but then decided to defer a ruling to the panel of arbitrators selected pursuant to the parties’ agreements (Panel). In response, we informed the Panel that a court, not the Panel, should rule on these issues. When it appeared that the Panel would rule on these issues, we initiated a lawsuit in the Superior Court of DeKalb County (the Court) and requested an injunction enjoining the Panel from

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

deciding these issues. The Court denied the request, and indicated that a new motion could be filed if the Panel’s ruling was adverse to MedQuist Inc. or MedQuist Transcriptions, Ltd. On May 6, 2008, the Panel dismissed MedQuist Inc. as a party, but ruled against our opposition to a consolidated arbitration. We asked the Court to stay the arbitration in order to review that decision. The Court initially granted the stay, but later lifted the stay. The Court did not make any substantive rulings regarding consolidation, and in fact, left that decision and others to the assigned judge, who was unable to hear those motions. Accordingly, until further order of the Court, the arbitration will proceed forward.

We filed an answer and counterclaim in the arbitration, which generally denied liability. In the lawsuit, the defendants filed a motion to dismiss alleging that our complaint failed to state an actionable claim for relief. On July 25, 2008, we filed our response which opposed the motion to dismiss in all respects. On September 10, 2008, the Court heard argument on defendants’ motion to dismiss. The Court did not issue a decision, but rather, took the matter under advisement.

During discovery in the arbitration, certain Claimants suddenly raised their damage claims without explanation. However, during subsequent briefing on a motion to compel filed by the us against the Claimants, Claimants alleged that two of the Claimants. had intended to raise their damage claims and that certain other Claimants’ interrogatory responses simply contained typographical errors, and those Claimants had not intended to increase their damage claim. In response to an order from the Panel requiring the Claimants to provide more detailed responses to particular interrogatories, the Claimants recently served supplemental discovery responses. We are still in the process of reviewing those responses and, in particular, the supplemental responses that address Claimants’ alleged damages and the calculation thereof. The Panel has tentatively scheduled the arbitration to begin in the middle of October 2009. Discovery has now commenced in both the arbitration and the lawsuit. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.

Anthurium Patent Litigation

On November 6, 2007, Anthurium Solutions, Inc. filed an action entitled Anthurium Solutions, Inc. v. MedQuist Inc., et al., Civil Action No. 2-07CV-484, in the United States District Court for the Eastern District of Texas, alleging that we infringed and continue to infringe United States Patent No. 7,031,998 through our DEP transcription platform. The complaint also alleges patent infringement claims against Spheris, Inc. and Arrendale Associates, Inc. The complaint seeks injunctive relief and unspecified damages, including enhanced damages and attorneys’ fees. We filed our answer on January 15, 2008 and counterclaimed seeking a declaratory judgment that the patent is invalid and has not been and is not being infringed by us. Our answer denied all of plaintiff’s allegations of patent infringement and all of plaintiff’s claims for damages, injunctive relief and/or other relief, including attorneys’ fees. Plaintiff filed its preliminary infringement contentions on May 2, 2008. On February 9, 2009, the courts issued a memorandum opinion and order in which it construed certain disputed words (“claim terms”) in the patent at issue. The entry of that order also finalized certain deadlines for the case, including (a) the completion of fact discovery by April 30, 2009, (b) the completion of expert witness discovery by June 30, 2009, and (c) the filing of dispositive motions by July 8, 2009. The trial is scheduled to commence on October 6, 2009. We believe that the claims asserted have no merit and intend to vigorously defend the suit.

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

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of December 31, 2007 or 2006 related to these indemnification provisions.

We had insurance policies which provided coverage for certain of the matters related to the legal actions described herein. We received total insurance recoveries of $24,795 related to these policies (See Note 4). We do not expect to receive any additional insurance recoveries related to the legal actions described above.

Network and information systems, the Internet and other technologies are critical to our business activities. Substantially all of our transcription services are dependent upon the use of network and information systems, including the use of our DEP and our license to use speech recognition software which is licensed from a third party. If information systems including the Internet or our DEP are disrupted, or if the third party does not renew our license to use speech recognition software, we could face a significant disruption of services. We have an active disaster recovery program in place for our information systems and DEP. We believe there are alternative speech recognition software vendors that could replace the current vendor. MedQuist has periodically experienced short term outages with its DEP, which have not significantly disrupted our business.

13.	Stock Option Plans

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

In July 2004, our board of directors affirmed our June 2004 decision to indefinitely suspend the exercise and future grant of options under our stock option plans. Ten former executives separated from us in 2005 and 2004. Notwithstanding the suspension, to the extent such executives held options that were vested as of their resignation date, such options remain exercisable for the post-termination period, generally 90 days, commencing on the date that the suspension is lifted for the exercise of options. There were 704 shares that qualified for this post-termination exercise period. The suspension was lifted on October 4, 2007 and all but 154 of these options terminated on February 1, 2008. In July 2008, 12 of the 154 options were exercised for an aggregate exercise amount of $68.

A summary of these remaining post-termination options as of December 31, 2008 is as follows:

	Options Exercisable
			Average
	Number of	Intrinsic	Exercise
Range of Exercise Prices	Shares	Value	Price

$ 2.71 - $10.00	19	$—	$5.71
$10.01 - $20.00	47	$—	$14.38
$20.01 - $70.00	76	$—	$33.28

	142	$—

The extension of the life of the awards was recorded as a modification of the grants. Under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees (APB 25), the modification created intrinsic value for vested stock if the market value of the stock on the date of termination exceeded the exercise price. Therefore, these grants required an immediate recognition of the compensation expense with an offsetting credit to common stock. No charges were incurred for the years ended December 31, 2008, 2007 and 2006.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Information with respect to our common stock options is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value

Outstanding, January 1, 2006	3,594	$28.80
Forfeited	(75)	$22.11
Canceled	(1,207)	$22.00

Outstanding, December 31, 2006	2,312	$32.57
Granted	200	$11.20
Exercised	(4)	$2.71
Forfeited	(137)	$29.10
Canceled	(12)	$17.45

Outstanding, December 31, 2007	2,359	$31.08
Granted	296	$4.85
Exercised	(12)	$5.71
Forfeited	(827)	$39.06

Outstanding, December 31, 2008	1,816	$23.34	3.5	$—

Exercisable, December 31, 2008	1,520	$26.94	2.3	$—

Options vested and expected to vest as of December 31, 2008	1,816	$23.34	3.5	$—

The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of 2008 and the option exercise price, multiplied by the number of in-the-money options.

Under the Black-Scholes option pricing model, input assumptions are determined at the time of option grant and are not adjusted during the life of that grant. The following are assumptions used in the 2008 option fair value calculations.

Expected term (years)	5.92
Expected volatility	54.5%
Dividend Yield	0%
Expected risk free interest rate	3.23%

Significant assumptions required to estimate the fair value of stock options include the following:

•	Expected term: The SEC Staff Accounting Bulletin No 107 “Simplified” method has been used to determine a weighted average expected term of options granted.

•	Expected volatility: We have estimated expected volatility based on the historical stock price volatility of a group of similar publicly traded companies. We believe that our historical volatility is not indicative of future volatility.

The weighted average grant date fair value of options issued in 2008 was $2.62 per share.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of outstanding and exercisable options as of December 31, 2008 is as follows:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(in years)	Price	of Shares	Price

$ 2.71 - $10.00	314	9.2	$4.90	18	$5.71
$10.01 - $20.00	560	2.9	$14.76	560	$14.76
$20.01 - $30.00	627	2.4	$26.47	627	$26.47
$30.01 - $40.00	100	1.1	$33.25	100	$33.25
$40.01 - $70.00	215	1.3	$58.86	215	$58.86

	1,816	3.5	$23.34	1,520	$26.94

There were 296 and 200 options granted during 2008 and 2007. There were 12, 4 and 0 shares exercised in 2008, 2007 and 2006.

The total fair value of shares vested during 2008 was $1,427. The change in ownership on August 6, 2008 was a change in control as defined in the employment agreements for certain option holders. This resulted in the immediate vesting of previously unvested stock options. All previously unamortized stock option compensation expense related to such stock options was recognized as of August 6, 2008 resulting in a charge of approximately $1,060. Also recorded in 2008 was stock option compensation expense of $367 not related to the change in control.

As of December 31, 2008, there were 732 additional options available for grant under our stock option plans. When we became current in our reporting to the SEC in October 2007, certain executive officers, in accordance with their employment agreements, received an aggregate of 200 options with an exercise price equal to the then market value of our common stock on the date of grant. In 2008 and 2007, $937 and $84, respectively, is included as selling, general and administrative expenses and $402 and $36 is included in research and development expenses in the accompanying consolidated statement of operations related specifically to these options granted to certain executive officers.

14.	Income Taxes

The sources of loss before income taxes and the income tax provision for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Loss before income taxes:
Domestic	$(83,876)	$(13,557)	$(15,302)
Foreign	(1,432)	690	654

Loss before income taxes	$(85,308)	$(12,867)	$(14,648)

Current income tax provision (benefit):
Federal	$107	$34	$(3,615)
State and local	216	194	291
Foreign	255	233	393

Current income tax provision (benefit)	578	461	(2,931)

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2008	2007	2006

Deferred income tax provision (benefit):
Federal	(15,694)	2,735	4,825
State and local	(2,379)	(499)	(259)
Foreign	982	(358)	659

Deferred income tax provision (benefit)	(17,091)	1,878	5,225

Income tax provision (benefit)	$(16,513)	$2,339	$2,294

The reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	3.9	3.6	(2.5)
Valuation allowance	(10.4)	(53.0)	(40.4)
Goodwill impairment	(7.6)	—	—
Impact of foreign operations	(0.4)	(0.4)	(1.1)
Adjustments to tax reserves	0.2	(0.6)	1.7
Permanent differences	(0.3)	(3.4)	(7.1)
Tax law changes	—	1.8	—
Other	(1.0)	(1.2)	(1.3)

Effective income tax rate	19.4%	(18.2)%	(15.7)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Deferred tax assets:
Foreign net operating loss carry forwards	$1,892	$2,733	$3,349
Domestic net operating loss carry forwards	47,694	36,295	18,492
Accounts receivable	1,859	1,673	1,846
Property and equipment	1,563	1,917	1,975
Intangibles	20,976	21,746	22,285
Employee compensation and benefit plans	1,149	953	1,250
Deferred compensation	168	617	446
Customer accommodation	4,668	7,087	6,374
Accruals and reserves	3,613	4,855	10,556
Other	2,129	1,714	2,113

Total gross deferred tax assets	85,711	79,590	68,686
Less: Valuation allowance	(81,785)	(74,500)	(64,601)

Total deferred tax assets	3,926	5,090	4,085

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2008	2007	2006

Deferred tax liabilities:
Intangibles	(2,907)	(21,377)	(18,704)
Other	(1,265)	(935)	(739)

Total deferred tax liabilities	(4,172)	(22,312)	(19,443)

Net deferred tax liability	$(246)	$(17,222)	$(15,358)

As of December 31, 2008, we had federal net operating loss carry forwards of approximately $106,012 which will partially expire in 2026 and 2028.

As of December 31, 2008 and 2007, we had state net operating loss carry forwards of approximately $213,777 and $167,750, respectively, which will expire between 2009 and 2028. In addition, we have foreign net operating loss carry forwards of approximately $10,793, which do not expire. Utilization of the net operating loss carry forwards will be subject to an annual limitation in future years as a result of the change in ownership as defined by Section 382 of the Internal Revenue Code and similar state provisions. We performed an analysis on the annual limitation as a result of the ownership change that occurred in 2008. As a result of this analysis, we believe that we should be able to use all of the federal NOL carry forwards before their respective expiration periods.

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

During 2008, we increased our valuation allowance against our deferred tax assets generated in foreign tax jurisdictions from $1,217 to $1,316 based on management’s assessment of future earnings available to utilize these deferred tax assets.

After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that a majority of the domestic deferred tax assets would not be realized. As of December 31, 2008, this valuation allowance has been increased from $73,313 to $80,469.

Domestic deferred tax assets were recognized to the extent that objective positive evidence existed with respect to their future utilization. The objective positive evidence included the potential to carry back any losses generated by the deferred tax assets in the future as well as income expected to be recognized due to the reversal of deferred tax liabilities as of December 31, 2008. In analyzing deferred tax liabilities as a source for potential income for purposes of recognizing deferred tax assets, the deferred tax liabilities related to excess book basis in goodwill over tax basis in goodwill were considered a source of future income for benefiting deferred tax assets with indefinite lives only due to the indefinite life and uncertainty of reversal of these liabilities during the same period as the non-indefinite life deferred tax assets.

Our consolidated income tax benefit for the year ended December 31, 2008 consists primarily of the reversal of approximately $18.5 million of deferred tax liabilities associated with indefinite life intangible assets related to goodwill which was impaired in 2008 offset by state and foreign income tax expense. Our consolidated income tax expense for the years ended December 31, 2007 and 2006 consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable year as well as state and foreign income taxes.

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

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

In accordance with FIN 48, the total amount of unrecognized tax benefits as of December 31, 2008 was $5,409, which includes $502 of accrued interest related to unrecognized income tax benefits which we recognize as a component of the provision for income taxes. Of the $5,409 unrecognized tax benefits, $4,640 relates to tax positions which if recognized would impact the effective tax rate, not considering the impact of any valuation allowance. Of the $4,640, $3,605 is attributable to uncertain tax positions with respect to certain deferred tax assets which if recognized would currently be offset by a full valuation allowance due to the fact that at the current time it is more likely than not that these assets would not be recognized due to a lack of sufficient projected income in the future.

The following is a roll-forward of the changes in our unrecognized tax benefits:

Total unrecognized tax benefits as of January 1, 2008	$5,033
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	—
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	5
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	326
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(201)
Reduction to unrecognized tax benefits as a result of a lapse of applicable statute of limitations	(256)

Total unrecognized tax benefits as of December 31, 2008	$4,907

Total unrecognized tax benefits that would impact the effective tax rate if recognized	$4,640

Total amount of interest and penalties recognized in the accompanying consolidated statement of operations for the year ended December 31, 2008	$(79)

Total amount of interest and penalties recognized in the accompanying consolidated balance sheet as of December 31, 2008	$502

We file income tax returns in the U.S. federal jurisdiction, all U.S. states which require income tax returns and foreign jurisdictions. Due to the nature of our operations, no state or foreign jurisdiction is individually significant. With limited exceptions we are no longer subject to examination by the U.S. federal or states jurisdiction for years beginning prior to 2003. We are currently under federal tax audit for the tax years 2003 through 2006. We are no longer subject to examination by the UK federal jurisdiction for years beginning prior to 2006. We do have various state tax audits and appeals in process at any given time.

We anticipate decreases in unrecognized tax benefits of approximately $229 related to state statutes of limitations expiring during 2008. Our unrecognized tax benefits are expected to change in 2008. However, we do not anticipate any significant increases or decreases within the next twelve months.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

15.	Employee Benefit Plans

401(k) Plan

We maintain a tax-qualified retirement plan named the MedQuist 401(k) Plan (401(k) Plan) that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Our 401(k) Plan allows eligible employees to contribute up to 25% of their annual eligible compensation on a pre-tax basis, subject to applicable Internal Revenue Code limits. Elective deferral contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directives. Employee elective deferrals are 100% vested at all times. Our 401(k) Plan provides that we may make a discretionary matching contribution to the participants in the 401(k) Plan. Our discretionary matching contribution, if any, shall be in an amount not to exceed 100% of the first 25% of a plan participant’s compensation contributed as pre-tax contributions to the 401(k) Plan. In our sole discretion, we may make discretionary matching contributions on a quarterly or annual basis. Historically we have matched 50% of each participant’s contribution, up to a maximum of 5% of each participant’s total annual compensation. Matching contributions are 33% vested after one year of service, 67% vested after two years of service and 100% vested after three years of service. We did not match the employee contributions for the year ended December 31, 2008. The charge to operations for our matching contributions for the years ended December 31, 2008, 2007 and 2006 was $0, $1,547 and $1,432 respectively.

Executive Deferred Compensation Plan

We established the MedQuist Inc. Executive Deferred Compensation Plan (EDCP) in 2001. The EDCP, which is administered by the compensation committee of our board of directors, allowed certain members of management and highly compensated employees to defer a certain percentage of their income. Participants were permitted to defer compensation into an account in which proceeds were available either during or after termination of employment. The compensation committee authorized that certain contributions made to a retirement distribution account be matched with either shares of our common stock or cash. Participants were not entitled to receive matching contributions if they elected to make deferrals to an account into which proceeds are available during employment. Participants were able to defer up to 15% of their base salary (or such other maximum percentage as may be approved by the compensation committee) and 90% of their bonus (or such other maximum percentage as may be approved by the compensation committee). Distributions to a participant made pursuant to a retirement distribution account may be made to the participant upon the participant’s termination or attainment of age 65, as elected by the participant in their enrollment agreement. Distributions to a participant made pursuant to an in-service distribution account may be made at the election of the participant in their enrollment agreement, subject to certain exceptions. The balances in the EDCP are not funded, but are segregated, and participants in the EDCP are our general creditors. All amounts deferred in the EDCP increase or decrease based on hypothetical investment results of the participant’s selected investment alternatives. However, EDCP distributions are paid out of our funds rather than from a dedicated investment portfolio. As of December 31, 2008 and 2007, the value of the assets held, primarily insurance contracts, managed and invested pursuant to the EDCP was $787 and $1,118, respectively, and is included in other current assets in the accompanying consolidated balance sheets. As of December 31, 2008 and 2007, the deferred compensation liability reflecting amounts due to employees was $237 and $637, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets.

Effective January 1, 2005, the EDCP was suspended and no further contributions have been made.

16.	Related-Party Transactions

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

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

transactions other than those which were previously entered into between us and Philips prior to August 6, 2008. In any situation where the Audit Committee sees fit to do so, any related party transaction, other than those previously entered into between us and Philips prior to August 6, 2008, are presented to disinterested members of our board of directors for approval or ratification.

On September 15, 2008, our wholly-owned subsidiary, MedQuist Transcriptions, Ltd., entered into a transcription services agreement with CBay Systems & Services, Inc. (CBay Systems), a wholly-owned subsidiary of CBaySystems Holdings, pursuant to which we outsource certain medical transcription services to CBay Systems. As this agreement constitutes a related party transaction, the transactions arising from this agreement are arms length and were reviewed and approved by the Audit Committee of our board of directors. For the year ended December 31, 2008, we incurred expenses of $283 which has been recorded in Cost of Revenues. As of December 31, 2008, accounts payable included $283 for amounts due to CBay Systems for services performed.

For the year ended December 31, 2008, we incurred services expenses with CBaySystems Holdings of $342 which has been recorded in Selling, General and Administrative expense. As of December 31, 2008, accrued expenses included $342 for amounts due to CBaySystems Holdings for services performed.

Also included in Selling, General and Administrative expense for the year ended December 31, 2008 is $40 related to travel expenses incurred by executives on behalf of us under the aforementioned Executive Management Fee Agreement. As of December 31, 2008, accounts payable includes $40 for amounts due to CBaySystems Holdings for travel related expenses.

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

Licensing Agreement

We are a party to a Licensing Agreement with Philips Speech Processing GmbH, an affiliate of Philips which is now known as Philips Speech Recognition Systems GmbH (PSRS), on May 22, 2000 (Licensing Agreement). The Licensing Agreement was subsequently amended by the parties as of January 1, 2002, February 23, 2003, August 10, 2003, September 1, 2004, December 30, 2005 and February 13, 2007. During 2008, our competitor, Nuance Communications, Inc. (Nuance) purchased PSRS. PSRS is now a business unit of Nuance.

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

Upon the expiration of its initial term on June 28, 2005, the Licensing Agreement was renewed for an additional five year term. As part of the CBaySystems Holdings Purchase, PSRS waived, through June 30, 2011, its right to provide prior to June 30, 2011 a two year advance notice to terminate the Licensing Agreement. This waiver was conditioned upon a similar waiver from us which we have provided.

In connection with the Licensing Agreement, we have a consulting arrangement with PSRS whereby PSRS assists us with the integration of its speech and transcription technologies.

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

OEM Supply Agreement

On September 21, 2007, we entered into an Amended and Restated OEM Supply Agreement (Amended OEM Agreement) with PSRS. The Amended OEM Agreement amends and restates a previous OEM Supply Agreement with PSRS dated September 23, 2004. In connection with the Amended OEM Agreement certain amounts paid to PSRS were capitalized in fixed assets and are being amortized over a three-year period. During 2008, our competitor, Nuance Communications, Inc. (Nuance) purchased PSRS. PSRS is now a business unit of Nuance.

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

Purchasing Agreements

For each of the two years ended December 31, 2007 we entered into annual letter agreements with Philips Electronics North America Corporation (PENAC), an affiliate of Philips, to purchase products and services from certain suppliers under the terms of the prevailing agreements between such suppliers and PENAC. As of January 1, 2008, we are no longer a party to an agreement with PENAC to purchase the products and services.

Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the years ended December 31, 2008, 2007 and 2006. Charges related to these agreements are

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

included in cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Years Ended December 31,
	2008*	2007	2006

PSRS licensing	$2,070	$2,479	$2,390
PSRS consulting	—	—	3
OEM agreement	1,645	2,252	1,429
Dictation equipment	586	854	878
Insurance	399	1,794	1,601
PENAC	—	40	30
CBay transaction	(172)	—	—
Other	(39)	—	42

Total	$4,489	$7,419	$6,373

*	Philips ceased being a related party on August 6, 2008.

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

Mr. Hoffmann served as our president and chief executive officer pursuant to the terms of the agreement between us and Nightingale which was amended on March 14, 2008 (Amendment). The Amendment, among other things, extended the term of Mr. Hoffmann’s role as our president and chief executive officer through August 1, 2008. Our agreement with Nightingale also permitted us to engage additional personnel employed by Nightingale to provide consulting services to us from time to time. Mr. Hoffman’s service as president and chief executive officer and the related engagement of Nightingale terminated consensually on June 10, 2008

For the years ended December 31, 2008, 2007 and 2006, we incurred charges of $1,073, $2,914 and $3,005, respectively, for Nightingale services. From February 1, 2007 through December 31, 2007, the Nightingale charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations due to Nightingale’s focus on operational matters instead of the Review and Management’s Billing Assessment. Prior to February 1, 2007, charges related to Nightingale were recorded in cost of investigation and legal proceedings, net (see Note 4). As of December 31, 2008 and 2007 accrued expenses included $0 and $400, respectively, for amounts due to Nightingale for services performed.

18.	Financial Instruments

Effective January 1, 2008, we adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for these items did not have a material impact on our financial position, results of operations and cash flows. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access. Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves. Level 3: Inputs are unobservable data points that are not corroborated by market data. At December 31, 2008, we held two financial assets, cash and cash equivalents (Level 1) and our Executive Deferred Compensation Plan assets (EDCP) included in other current assets with a fair value of $787. We measure the fair value of our EDCP on a recurring basis using Level 2 (significant other observable) inputs as defined by

MedQuist Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

SFAS 157. The adoption of SFAS 157 did not have a material impact on the basis for measuring the fair value of these items.

The following table presents our fair value hierarchy for those financial assets measured at fair value on a recurring basis in our consolidated Balance Sheet as of December 31, 2008:

		Quoted Prices In
		Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Cash equivalents	$39,918	$39,918	$—	$—
Executive Deferred Compensation Plan assets	787	—	787	—

Total	$40,705	$39,918	$787	$—

19.	Quarterly Data (unaudited)

	1st	2nd	3rd		4th
	Quarter	Quarter	Quarter		Quarter

2007
Net revenues	$89,066	$88,692	$82,518		$80,066

Net income (loss)	$(1,886)	$5,886	$(8,935)		$(10,271)

Net income (loss) per share:
Basic	$(0.05)	$0.16	$(0.24)		$(0.27)
Diluted	$(0.05)	$0.16	$(0.24)		$(0.27)
Weighted average shares outstanding:
Basic	37,484	37,484	37,484		37,500
Diluted	37,484	37,497	37,484		37,500

2008
Net revenues	$83,725	$82,454	$81,287		$79,387

Net income (loss)	$(4,417)	$1,835	$(5,762	)(1)	$(60,451	)(2)

Net income (loss) per share:
Basic	$(0.12)	$0.05	$(0.15)		$(1.61)
Diluted	$(0.12)	$0.05	$(0.15)		$(1.61)
Weighted average shares outstanding:
Basic	37,544	37,544	37,554		37,556
Diluted	37,544	37,544	37,554		37,556

(1)	Includes $5,700 recorded in Cost of Investigation and Legal Proceedings, net, related to the settlement of all claims related to the DOJ investigation.

(2)	Includes $82,233 for a goodwill impairment charge offset by $18,470 of deferred tax benefits primarily related to the reversal of deferred tax liabilities associated with indefinite life intangible assets.

MedQuist Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Returns

	Balance at	Charges to	Doubtful	Balance at
	Beginning	Revenues and	Accounts	End of
	of Period	and Expenses	Written Off	Period
	(In thousands)

December 31, 2006	$4,389	4,955	(4,850)	$4,494
December 31, 2007	$4,494	4,967	(5,102)	$4,359
December 31, 2008	$4,359	3,073	(2,630)	$4,802

Includes amounts written off to costs and expenses for bad debts of $627, $(17) and $552 for the years ended December 31, 2008, 2007 and 2006, respectively, and amounts charged to revenues for customer credits of $2,446, $4,984 and $4,403 for the years ended December 31, 2008, 2007 and 2006, respectively.

EXHIBIT INDEX

No.	Description

10.35	Form of Indemnification Agreement between MedQuist Inc. and certain directors
23	Consent of KPMG LLP
24	Power of Attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002