Form 10-K/A
period 2008-12-31
MEDQUIST INC
filed 2009-04-30
CIK 884497

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     The number of registrant’s shares of common stock, no par value, outstanding as of April 10, 2009 was 37,555,893.
Documents incorporated by reference
     None

Explanatory Note
     MedQuist Inc. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 to amend and restate Items 10 through 14 to include the information intended to be incorporated therein by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for 2009, which information was previously intended to be filed with the Securities and Exchange Commission (SEC) within 120 days following the end of our fiscal year ended December 31, 2008. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including certain currently dated certifications. The remainder of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC) on March 11, 2009 remains unchanged.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Identification of Our Directors
     Our business, property and affairs are managed by, or under the direction of, our board of directors. Each director holds office until his successor is elected and qualified, or until his earlier resignation or removal. Set forth below is the biographical information for each of our directors, including age, business experience for the last five years, memberships on committees of our board of directors and the date when each director first became a member of our board of directors. We are not aware of any arrangements or understandings between any of the individuals listed below and any other person pursuant to which such individual was or is to be selected as a director, other than any arrangements or understandings with our directors acting solely in their capacities as such.
     Robert Aquilina, 53, has served as chairman of our board of directors since August 2008 and currently serves as chairman of the Compensation Committee. Mr. Aquilina has served as an Executive Partner, a senior operating consultant role, to S.A.C. Private Capital Group, LLC (SAC PCG) since 2007. Previously, he served as an Industrial Partner at Ripplewood Holdings LLC (Ripplewood), held the role of Co-Chairman of Flag Telecom Group Ltd. and was a board member of Japan Telecom Inc. Prior to these positions, Mr. Aquilina was a senior operating executive of AT&T, Inc. with a 21-year career. His last post at AT&T was as Co-President of AT&T Consumer Services and a member of the Chairman’s Operating Group. Previously within AT&T, Mr. Aquilina held a variety of senior positions including President of Europe, Middle East & Africa, Vice Chairman of AT&T Unisource, Vice Chairman of WorldPartners, Chairman of AT&T-UK, and General Manager of Global Data Services. Mr. Aquilina holds an M.B.A. from The University of Chicago and a Bachelors of Engineering degree from The Cooper Union for the Advancement of Science & Art in New York (Cooper Union). Mr. Aquilina has been a Member of Cooper Union’s Board of Trustees since 2000 and is currently chairing Cooper Union’s audit committee.
     Frank Baker, 37, has served as a member of our board of directors since August 2008 and currently serves as a member of the Compensation Committee and of the Nominating Committee. Mr. Baker is a Managing Director and co-founder of SAC PCG. Prior to establishing SAC PCG in 2007, Mr. Baker was a Managing Director at Ripplewood and RHJ International where he was responsible for making various private equity investments and taking RHJ International public on the Brussels Stock Exchange. He joined Ripplewood’s New York office in 1999 and transferred to Ripplewood Japan, Inc. in 2002. Prior to joining Ripplewood, Mr. Baker spent more than three years in investment banking as an Associate at

J.P.Morgan Securities Inc. in the Capital Markets Group and as an Analyst at Goldman Sachs & Co. in the Mergers and Acquisitions Group. Mr. Baker has a B.A. in Economics from the University of Chicago and an M.B.A. from Harvard Business School.
     Peter E. Berger, 59, has served as a member of our board of directors since August 2008 and currently serves as a member of the Compensation Committee and as chairman of the Nominating Committee. Mr. Berger is a Managing Director and co-founder of SAC PCG. From 1995-1998 and 2000-2006, Mr. Berger was a founding member of Ripplewood and served as both a Managing Director of Ripplewood and as a Special Senior Advisor to the board of directors of RHJ International. Prior to joining Ripplewood, Mr. Berger was a senior partner and global head of the Corporate Finance Group at Arthur Andersen & Co., where he began his career in 1974. From 1989-1991, he served as a Managing Director in investment banking at Bear Stearns Companies. From 1999-2000, Mr. Berger was Managing Director and Chief Executive Officer of Mediacom Ventures LLC, a boutique investment advisory firm. He also served as non-executive Chairman of the Board of Kepner-Tregoe, Inc., a management consulting company. Mr. Berger has a B.Sc. from Boston University and an M.B.A. from Columbia University Graduate School of Business.
     John F. Jastrem, 53, has served as a member of our board of directors since September 2008 and currently serves as a member of the Audit Committee. Mr. Jastrem has been president and CEO of Exhibitgroup/Giltspur, a division of Viad Corp., since 2006. Previously, Mr. Jastrem was an executive for eight years with Omnicom Group Inc., where he started in 1998 as chairman and CEO of Rapp Collins Worldwide-Dallas (RCW), the global leader in direct response marketing and database management. Prior to his tenure at Omnicom, Mr. Jastrem was president and CEO of TEAM Consultants, which specialized in strategic planning, financing, interim management, technology-enabled solutions, and mergers and acquisitions. Prior to joining TEAM Consultants, Mr. Jastrem served as a member of the executive team at Knapp Communications Corporation (the publisher of Architectural Digest and Bon Appetit magazines), and at Wickes Companies Inc., an international retailer and manufacturer.
     Colin J. O’Brien, 71, has served as a member of our board of directors since September 2008 and currently serves as a member of the Audit Committee. Prior to retiring in 2001, Mr. O’Brien was employed in various positions with Xerox Corporation from 1992-2001, including vice president of Business Development and Systems Strategy, CEO of Xerox’s New Enterprise Board, and executive chairman of XESystems Inc., a subsidiary of Xerox. In 1986, Mr. O’Brien formed an investment company with E.M. Warburg Pincus & Co. Inc., making a number of acquisitions in defense electronics. Prior to that time, Mr. O’Brien served as chairman and chief executive of Times Fiber Communications Inc., a publicly traded company, and president of General Instrument’s cable television operations. Mr. O’Brien has held management positions with Union Carbide in both Canada and Europe, and has served on a number of public and private boards.
     Brian O’Donoghue, 45, has served as a member of our board of directors since December 2007 and currently serves as a member of the Compensation Committee and the Nominating Committee. Mr. O’Donoghue is a founder and, since 2005, managing member of Arklow Capital, LLC. Mr. O’Donoghue served as the General Counsel and Senior Vice President of Viewpoint Corporation, a publicly traded internet marketing and software company from 2000 to 2005. Before joining Viewpoint in 2000, Mr. O’Donoghue was an associate in the Global Corporate Finance and Financial Restructuring groups of the New York law firm of Milbank, Tweed, Hadley & McCloy LLP specializing in finance and securities, mergers and acquisitions, public and private offerings, and restructurings and reorganizations.
     Warren E. Pinckert II, 65, has served as a member of our board of directors since February 2008 and currently serves as the chairman of the Audit Committee and as a member of the Compensation Committee. Mr. Pinckert was the Chief Executive Officer of Cholestech Corporation, a medical device company, from 1993 until its acquisition in 2007. Prior to joining Cholestech, Mr. Pinckert served as

Chief Financial Officer of Sunrise Medical, a durable medical equipment manufacturer. Mr. Pinckert also served as a member of the board of directors of PacifiCare Health Systems, a managed care company, until its acquisition in 2005.
     Mark E. Schwarz, 49, has served as a member of our board of directors since December 2007 and currently serves as a member of the Nominating Committee. Since 1993, Mr. Schwarz has served, directly or indirectly through entities he controls, as the sole general partner of Newcastle Partners, L.P., a private investment firm. Since 2000, he has also served as the President and sole Managing Member of Newcastle Capital Group, L.L.C., the general partner of Newcastle Capital Management, L.P., a private investment management firm. From 1993 until 1999, Mr. Schwarz was a securities analyst and portfolio manager for SCM Advisors, L.L.C. and Sandera Capital Management, L.L.C., private investment firms associated with the Lamar Hunt family. Mr. Schwarz presently serves as Chairman of the boards of directors of Hallmark Financial Services, Inc., an insurance holding company that engages in the sale of property/casualty insurance products to businesses and individuals; Pizza Inn, Inc., an operator and franchisor of pizza restaurants; Bell Industries, Inc., a company primarily engaged in providing computer systems integration services; and New Century Equity Holdings Corp., a company in transition that is currently seeking potential merger and acquisition candidates. Mr. Schwarz is also a director of Nashua Corporation, a manufacturer of specialty papers, labels and printing supplies and SL Industries, Inc., a developer of power systems used in a variety of aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications.
     Michael Seedman, 53, has served as a member of our board of directors since August 2008 and currently serves as a member of the Nominating Committee. Mr. Seedman is the founder of Seedman and Associates, a private equity firm. He has more than 30 years of senior executive management, leadership and technological innovation expertise and experience. Mr. Seedman was previously an Industrial Partner with Ripplewood, where he served on the D&M Holdings Inc. board of directors. He began his affiliation with Ripplewood as an Industrial Partner with Western Multiplex Corp. (acquired by Proxim Corporation), where he served on its board of directors. Before his association with Ripplewood, Mr. Seedman was the founder and Chairman of Entrega Technologies (acquired by Xircom), a computer peripheral designer and manufacturer. Mr. Seedman was Vice President and General Manager of U.S. Robotics’ Personal Communications Division (acquired by 3Com Corporation). Prior to US Robotics, Mr. Seedman served as President and Chief Executive Officer of Practical Peripherals, which he founded in 1981 and later sold to Hayes Microcomputer, Inc. Mr. Seedman currently serves on the boards of directors of Revenew Systems, Inc., Cleversafe Inc., and LS Research, LLC. His previous board affiliations have been with both public and private boards. Mr. Seedman has served as an Executive Partner, a senior operating consultant role, to SAC PCG since 2007.
     Andrew E. Vogel, 36, has served as a member of our board of directors since September 2008 and currently serves as a member of the Audit Committee. Mr. Vogel is a Managing Member of ZM Capital, a media-focused private equity firm, and has been working at ZelnickMedia Corp. since late 2003. Prior to joining ZelnickMedia, Mr. Vogel was an investment professional at Ripplewood Holdings. Previously, Mr. Vogel was an associate at McCown De Leeuw & Co. and an investment banker in Lehman Brothers’ Mergers and Acquisitions group. Mr. Vogel is also a director of ThinkMap Inc. Mr. Vogel has a B.A. from Wesleyan University and an M.B.A. from Harvard Business School.
Governance of the Company
     Our business, property and affairs are managed by, or under the direction of, our board of directors, which currently consists of 10 directors. Our board of directors maintains an Audit Committee, a Nominating Committee and a Compensation Committee, each of which is discussed in detail below.
Independence of Directors

     Our common stock is listed on the Global Market of The NASDAQ Stock Market LLC (NASDAQ). We qualify as a “controlled company” as defined in Rule 4350(c)(5) of the Marketplace Rules (Marketplace Rules) of NASDAQ because more than 50% of our voting power is controlled by a single shareholder, CBay, Inc. (CBay). As a controlled company, we are exempt from the requirements of Rule 4350(c) of the Marketplace Rules with respect to our board of directors being comprised of a majority of “independent directors” and the related rules covering the independence of directors serving on the Compensation Committee and the Nominating Committee of our board of directors. The controlled company exemption does not modify the independence requirements of the Audit Committee, which requires three independent directors. Our Audit Committee currently consists of four independent directors (Messrs. Jastrem, O’Brien, Vogel and Pinckert).
     As required by the rules of the Securities and Exchange Commission (SEC), our board of directors uses the independence requirements of NASDAQ (the Independence Requirements) to assess the independence of each of its members. Our board of directors has determined that Messrs. Pinckert, Jastrem, O’Brien, O’Donoghue, Schwarz and Vogel are “independent” in accordance with the Independence Requirements. In making its determinations, our board of directors did not consider any related party transactions that are not discussed under Item 13, below the heading “Related Party Transactions.”
Committees of our Board of Directors
     Our board of directors maintains the following three standing committees: Audit Committee; Compensation Committee; and Nominating Committee.
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
     The Audit Committee (or disinterested members of our board of directors) is also responsible for approving or ratifying all related party transactions. If the related party transaction involves compensation, such transaction must also be approved by the Compensation Committee. The Audit Committee is composed of Warren E. Pinckert II (Chair), John F. Jastrem, Colin J. O’Brien and Andrew E. Vogel. Messrs. Pinckert, Jastrem, O’Brien and Vogel have been determined by our board of directors to have met the Independence Requirements for the purposes of serving on the Audit Committee . Our board of directors has determined that Mr. Pinckert is our “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.
Compensation Committee
     While our board of directors is responsible for determining and approving the compensation for our executive officers in its sole discretion, including all individuals whose compensation is set forth in the “Summary Compensation Table” under Item 11, it frequently solicits recommendations from the Compensation Committee regarding the following:
•	the corporate goals and objectives relevant to the compensation of our President and Chief Executive Officer and our other executive officers;

•	the performance of these officers in light of those goals and objectives; and

•	the compensation of these officers based on such evaluations.
     The Compensation Committee is composed of Robert Aquilina (Chair), Frank Baker, Peter Berger, Brian O’Donoghue and Warren Pinckert. The Compensation Committee does not have a written charter.
Nominating Committee
     The responsibilities of the Nominating Committee, which are set forth in a written charter adopted by our board of directors and available on our website at www.medquist.com, includes the selection of potential candidates for our board of directors. The Nominating Committee also makes recommendations to our board of directors concerning the membership of the other board committees and is responsible for developing policies and procedures with regard to the consideration of any director candidates recommended by our shareholders. The Nominating Committee is composed of Peter Berger (Chair), Frank Baker, Michael Seedman, Brian O’Donoghue and Mark Schwarz.
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
     If the Nominating Committee concludes new candidates are appropriate, it will review appropriate biographical information about the proposed candidates considering the following criteria, among others: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly held company; experience in our industry; experience as a board member of another publicly held company; diversity of expertise and experience in substantive matters pertaining to our business relative to other members of our board of directors; and practical and mature business judgment. The Nominating Committee will also consider our board of directors’ overall balance of diversity of perspectives, backgrounds and experiences. In seeking candidates, the Nominating Committee will solicit suggestions from other members of our board of directors and our management and may also engage the services of a professional search firm. The Nominating Committee will discuss and consider the potential candidates and choose which candidates to recommend to our board of directors.
     Candidates proposed by shareholders in accordance with the procedures set forth in our By-Laws will be considered by the Nominating Committee under criteria similar to the evaluation of other candidates, except that the Nominating Committee may consider, as one of the factors in its evaluation of shareholder recommended nominees, the size and duration of the interest in our common stock of the recommending shareholder or shareholder group. The Nominating Committee may also consider the extent to which the recommending shareholder intends to continue holding its interest in us, including, in the case of nominees recommended for election at an annual meeting of shareholders, whether the recommending shareholder intends to continue holding its interest at least through the time of such annual meeting.
Code of Conduct
     We have adopted a written code of business conduct and ethics which applies to all of our directors, officers and other employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our code of business conduct and ethics is available on our website at www.medquist.com. Any amendments to our code of business conduct and ethics or waivers from the provisions of our code of business conduct and ethics for our principal executive officer, our principal financial officer or our principal accounting officer will be disclosed on our website at www.medquist.com within four business days following the date of such amendment or waiver.
Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires that each of our executive officers, directors and persons who beneficially own more than 10% of our common stock file with the SEC reports of ownership and changes in their ownership of our common stock. Our executive officers and directors and beneficial owners of greater than 10% of our common stock are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us, we believe that for the year ended December 31, 2008, all of our executive officers, directors and persons owning greater than 10% of our common stock complied with all Section 16(a) filing requirements applicable to them, except that with respect to Warren Pinckert, one Form 3 was not timely filed. A Form 3 was subsequently filed for him. In addition, with respect to Mr. Masanotti, one Form 4 reporting one transaction was not timely filed. A Form 4 reporting the transaction was subsequently filed for him.
Executive Officers of the Company
     Peter Masanotti, 54, has served as our Chief Executive Officer since September 2008 and as our President since November 2008. Prior to joining us, Mr. Masanotti was managing director and global head of Business Process Sourcing at Deutsche Bank since May 2007, where he was responsible for offshore and onshore labor productivity and efficiency for the investment banking platform. From July 2005 through May 2007, Mr. Masanotti was the Chief Operating Officer and Executive Vice President of OfficeTiger LLC, a judgment-based business outsourcing firm which services major investment banks and Fortune 500 companies. From December 2001 to May 2005, Mr. Masanotti served as Chief Operating Officer of Geller & Company, a privately held finance and accounting outsourcing firm.
     Dominick Golio, 63, has served as our Chief Financial Officer since April 2009. Prior to joining us, Mr. Golio was the North America Chief Financial Officer for D & M Holdings NA, a global consumer electronics company and a Bain Capital Holdings Portfolio Company, from 2002 to April 2009, where he had direct involvement in all mergers and acquisitions activities. From 1993 to 2002, Mr. Golio was the Chief Financial Officer and Senior Vice President of Finance of Belco Oil & Gas Corporation, an energy company previously listed on the New York Stock Exchange. From 1991 to 1993, Mr. Golio served as the Chief Financial Officer and Vice President of Finance of Millmaster Onyx Group, Inc., a manufacturer of specialty chemicals and a portfolio company of RFE Investment Partners.
     Michael F. Clark, 47, has served as our Senior Vice President of Operations since February 2005. Mr. Clark joined us in 1998 through our acquisition of MRC. From November 2003 until February 2005, Mr. Clark served as our Senior Vice President of Operations for our Western Division. From May 2002 until November 2003, Mr. Clark served as our Vice President of Operations for our Southwest Division and from January 1998 until July 2000, he served as Region Vice President for the Southeast. From May 2001 until May 2002, Mr. Clark served as Chief Operating Officer for eScribe, a transcription service provider. While at MRC, Mr. Clark served as Vice President, Marketing and Corporate Services.
     Mark Ivie, 50, has served as our Senior Vice President and Chief Technology Officer since June 2005 and served as our Interim President and Chief Executive Officer from June 2008 until September 2008. Prior to joining us, Mr. Ivie served as General Manager, Enterprise Systems and Technology, of GE Healthcare between June 2003 and May 2005 and General Manager, Global Engineering, of GE Medical Systems between December 1998 and June 2003, where he was responsible for the creation and adoption of standards and for creating the infrastructure for shared functional modules. From January 1992 until December 1998, Mr. Ivie served as a Department Head for the telecom support software business at Lucent Bell Laboratories.

     Alan Gold, 57, has served as our Senior Vice President of Sales & Marketing since March 2009. Prior to joining us, Mr. Gold was the Vice President of Sales, Managed Services, for Siemens Medical Solutions from 2000 to 2008, where he was responsible for all sales and marketing activities for Managed Services. From 1989 to 2000, Mr. Gold was employed by Shared Medical Systems, where he served as the Vice President of Sales and New Ventures (1998 to 2000), Vice President of Marketing (1996 to 1997), Area Vice President of Eastern Operations (1991 to 1995) and Director of Sales Support (1989 to 1990).
     James Brennan, 61, has served as our Principal Accounting Officer, Controller, Treasurer and Vice President since November 2006 and served as our Interim Principal Financial Officer November 2008 to April 2009. From March 2006 until his appointment as our Principal Accounting Officer, Controller and Vice President, Mr. Brennan served as a consultant to us providing Sarbanes-Oxley compliance and financial accounting services. Mr. Brennan has been operating his own consulting firm, specializing in providing Sarbanes-Oxley compliance and financial accounting services, since July 2005. Between May 2000 and July 2005, Mr. Brennan served as the Vice President of Finance for two divisions of IKON Office Solutions. From 1995 to 1998, Mr. Brennan served as Vice President and Business Unit Financial Officer for the GS Electric Division of General Signal. From 1991 to 1995, Mr. Brennan served as Assistant Controller of General Signal Corporation.
     Mark R. Sullivan, 37, serves as our General Counsel, Chief Compliance Officer and Secretary. Mr. Sullivan was appointed as General Counsel in September 2006, Chief Compliance Officer in July 2006 and Secretary in January 2005. From August 2004 until September 2006, Mr. Sullivan served as our Acting General Counsel. Between March 2003 and August 2004, Mr. Sullivan served as our Associate General Counsel and Assistant Secretary. Prior to joining us, Mr. Sullivan was in private practice with Pepper Hamilton LLP from January 2000 until March 2003, and Drinker Biddle & Reath LLP from August 1998 to January 2000.
     We are not aware of any arrangements or understandings between any of the individuals listed above and any other person pursuant to which he or she was or is to be selected as an officer, other than any arrangements or understandings with our officers acting solely in their capacities as such.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Compensation Philosophy
     We provide our executive officers, including our President and Chief Executive Officer (Mr. Masanotti), with incentives tied to the achievement of our corporate objectives.
     During the past few years, in making executive hiring and compensation decisions, we considered the risks associated with our ongoing litigation and governmental investigation matters, as well as our decision in June 2004 to not provide traditional equity-based long term incentives until we became current in our periodic filing obligations under the Exchange Act in October 2007. During the past few years, we experienced a significant turnover in our senior management. In light of all of these challenges, our board of directors established a total compensation philosophy and structure designed to accomplish the following objectives:
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
     To achieve these objectives, we intend to maintain compensation arrangements that tie a substantial portion of our executive officers’ overall compensation to the achievement of key strategic, operational and financial goals.
Setting Executive Officer Compensation
Board of Directors, Compensation Committee and Management
     While our board of directors is responsible for determining and approving the compensation of our executive officers in its sole discretion, it frequently solicits recommendations from the Compensation Committee regarding the following:
•	the corporate and individual goals and objectives relevant to the compensation of our executive officers;

•	the evaluation of our corporate performance and the performance of our executive officers in light of such goals and objectives; and

•	the compensation of our executive officers based on such evaluations.
     On a going forward basis, our new President and Chief Executive Officer (Mr. Masanotti), our current Vice President of Human Resources and the Compensation Committee together will review the performance of our executive officers, other than Mr. Masanotti, and will provide our board of directors with the results of the review and make recommendations to our board of directors for final approval with respect to the compensation of our executive officers. Our board of directors currently is, and will continue to be, responsible for setting the compensation of Mr. Masanotti and evaluating his performance based on corporate goals and objectives.
     Prior to Mr. Masanotti’s arrival, our former Chief Executive Officer (Mr. Hoffmann) and our current Vice President of Human Resources provided our board of directors with a review of the performance of our executive officers, other than Mr. Hoffmann, and made recommendations to our board of directors for final approval with respect to the compensation for those executive officers. Until Mr. Hoffmann’s departure in June 2008, Mr. Hoffmann, our current Vice President of Human Resources and the Compensation Committee together reviewed the compensation and performance of our executive officers, other than Mr. Hoffmann, and made recommendations to our board of directors for final approval.
     The 2008 compensation for Mr. Hoffmann’s services was based on an agreement between us and Nightingale Associates LLC (Nightingale), of which Mr. Hoffmann is the sole member. The agreement with Nightingale was terminated on June 10, 2008 when Mr. Hoffmann’s employment with us terminated. The 2008 compensation for Mr. Masanotti is based on an agreement between us and Mr. Masanotti. The terms of the agreements with Nightingale and Mr. Masanotti, respectively, were negotiated and approved by our board of directors and are described below under the caption “Compensation of our President and Chief Executive Officer.”

     Our executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives with our President and Chief Executive Officer.
Analysis of Market Compensation Data
     In 2007, we engaged Compensation Resources, a regional compensation consulting firm, to provide a market analysis of target bonus percentages for certain members of our senior management team including our Chief Technology Officer (Mr. Ivie) and our General Counsel & Chief Compliance Officer (Mr. Sullivan). Based upon the results of that market analysis and our own internal review of target bonus percentages, an increase of target bonus percentages for certain members of our senior management team including Messrs. Ivie and Sullivan was recommended to the Compensation Committee. The Compensation Committee agreed with these recommendations and presented them to our board of directors, which subsequently approved them.
     In 2008, we engaged Mercer (Mercer), a compensation consulting firm that is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc., to provide a market analysis of base salaries and target bonus percentages for members of our senior management team. Our Compensation Committee utilized this analysis to validate the compensation ranges for our senior management team.
Elements of Compensation
     Our executive compensation program utilizes four primary elements to accomplish the objectives described above:
•	base salary;

•	annual cash incentives linked to corporate and individual performance;

•	long-term incentives; and

•	benefits and perquisites.
     We believe that we can meet the objectives of our executive compensation program by achieving a balance among these four elements that is competitive with our industry peers and creates appropriate incentives for our executive officers. Actual compensation levels are a function of both corporate and individual performance as described under each compensation element below. In making compensation determinations, the Compensation Committee and our board of directors consider the competitiveness of compensation both in terms of individual pay elements and the aggregate compensation package.
Base Salary
     We provide our executive officers, other than our former President and Chief Executive Officer, Mr. Hoffmann, with base salary in the form of fixed cash compensation to compensate them for services rendered during the fiscal year. Consistent with our compensation philosophy, our board of directors believes that the current base salaries of our executive officers are at levels competitive with similarly-sized public companies in the healthcare IT sector (Peer Companies) with additional consideration given to the challenges we have and continue to face.
     The base salary of our executive officers, other than our former President and Chief Executive Officer, Mr. Hoffmann (who did not receive a base salary), is reviewed for adjustment annually by our board of directors. Generally, in making a determination of whether to make base salary adjustments, our board of directors considers the following factors:
•	our success in meeting our strategic operational and financial goals;

•	our President and Chief Executive Officer’s assessment of such executive officer’s individual performance;

•	length of service to us of such executive officer;

•	changes in scope of responsibilities of such executive officer; and

•	the base salaries of executive officers at Peer Companies possessing similar job titles.
     In addition, our board of directors considers internal equity within our organization and, when reviewing the base salaries of our executive officers, their current aggregate compensation.
2008 Base Salaries
     Based upon individual and corporate performance, as well as our executive officers’ base salaries in comparison to similarly titled executive officers at Peer Companies, the Compensation Committee recommended, and our board of directors subsequently determined, that the base salary of each of our executive officers, other than Mr. Hoffmann (who did not receive a base salary), should be increased by 3% for 2008. Thereafter, Mr. Ivie’s compensation was further increased by 20% from $237,930 to $285,516 as of June 11, 2008 in connection with his service as our Interim President and Chief Executive Officer. Mr. Ivie relinquished his role as Interim President and Chief Executive Officer upon Mr. Masanotti joining us on September 16, 2008 and, on that date, Mr. Ivie’s base salary returned to $237,930. Mr. Ivie continues to serve us as our Chief Technology Officer.
2009 Base Salaries
     Our board of directors approved an increase in the base salary of Mr. Clark of 7.9% to $250,000 for 2009, effective March 16, 2009. No other base salary adjustments for our executive officers were made for 2009. Mr. Clark’s salary was increased in 2009 because of his individual achievements and high level of performance in 2008.
     The 2009 base salaries of our executive officers, effective as of April 27, 2009, are as follows:

2009 Annual Base
Name	Salary Rate ($)
Peter Masanotti	500,000
Dominick Golio (1)	275,000
Alan Gold (2)	240,000
Mark Ivie	237,930
Mark R. Sullivan	237,930
Michael Clark	250,000
James Brennan	221,450

(1)	Mr. Golio was hired in April 2009 and his compensation is pursuant to an employment agreement between him and us dated April 9, 2009, which was described in, and included as an exhibit to, a Current Report on Form 8-K filed with the SEC on April 15, 2009.

(2)	Mr. Gold was hired in March 2009 and his compensation is pursuant to an employment agreement between him and us dated February 26, 2009.
Annual Incentive Compensation
     We believe that performance-based cash incentives play an essential role to motivate our executive officers to achieve defined annual goals. The objectives of our annual management incentive plans are to:
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
2008 Management Incentive Plan
     The Compensation Committee recommended, and our board of directors approved, our 2008 Management Incentive Plan (2008 Plan) in April 2008.
     Participation; Eligibility. Select key management level employees, including each of our executive officers other than Mr. Hoffmann, were eligible to participate in our 2008 Management Incentive Plan (2008 Plan). Other criteria for participation and eligibility to receive an incentive reward under the 2008 Plan included the following:
•	a participant must have received a performance rating of “solid performer” or better for 2008 to receive an incentive award; and

•	a participant must have been an active employee as of the award payout date to receive an incentive award.
     Incentive Targets. Each of our executive officers, other than Mr. Hoffmann, was eligible to receive a target annual cash incentive award expressed as a percentage of his or her base salary for 2008 (Target Incentive). The table below entitled “Grants of Plan-Based Awards” (and, specifically, the information under the caption “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards”) illustrates the threshold, target and maximum amounts of cash incentives that were potentially payable to our named executive officers, other than Mr. Hoffmann, with respect to 2008 performance under the 2008 Plan.
     Performance Measures under the 2008 Plan. Payment of incentive awards were based on a combination of corporate and individual performance objectives which were established for each of our executive officers, other than Mr. Hoffmann, as a way to communicate our expectations and to maintain and unify our executives’ focus on our key strategic objectives, as well as to measure performance. The actual operating income and net revenues targets under the 2008 Plan and the individual performance objectives for each executive officer under the 2008 Plan were based on certain internal financial goals set in connection with our board of directors’ consideration and approval of our annual operating plan for 2008. The objectives were based on the following criteria:

•	30% upon the achievement of such executive officer’s 2008 individual performance objectives;

•	35% based upon a 2008 net revenues target; and

•	35% based upon a 2008 operating income target.
     Termination of 2008 Plan and Adoption of Remainder of 2008 Plan
     On August 6, 2008, in connection with CBay’s purchase of Philips’ majority interest in us, the 2008 Plan terminated according to its terms. Upon termination of the 2008 Plan, (i) our corporate performance through July 31, 2008 was assessed against the specific goals established under the 2008 Plan and (ii) the 2008 Plan provided that the participants were deemed to have achieved 100% of their year-to-date individual performance objectives. As we exceeded, on a pro rata basis, both our 2008 net revenues and our 2008 operating income targets, each executive officer received 139% of his or her pro-rated (through July 31, 2008) Target Incentive under the 2008 Plan. The payments under the 2008 Plan to our executive officers, other than Mr. Hoffmann, were: Ms. Donovan ($140,781); Mr. Bennett ($90,100); Mr. Ivie ($90,864); Mr. Sullivan ($86,721); Mr. Clark ($84,469); and Mr. Brennan ($53,810), respectively, and were made on August 29, 2008.
     On August 19, 2008, our board approved our 2008 Management Incentive Plan for August to December 2008 (Remainder of 2008 Plan), the terms of which are substantially similar to the terms of the 2008 Plan. The Remainder of 2008 Plan was intended to provide participants with incentive compensation substantially similar to what they would have received if the 2008 Plan were in effect for all of 2008, with some minor adjustments. Any payments to be paid pursuant to the Remainder of 2008 Plan were subject to offset by the payments previously made pursuant to the 2008 Plan.
     Under the Remainder of 2008 Plan, an executive officer’s pro-rated cash incentive award was based upon the following criteria:
•	20% upon the achievement of such executive officer’s 2008 individual performance objectives;

•	20% based upon a 2008 sales orders target;

•	30% based upon a 2008 net revenues target; and

•	30% based upon a 2008 operating income target.
     Corporate Performance Component
     For the Remainder of 2008 Plan, the corporate performance objectives approved by our board of directors were expressed in terms of sales orders, operating income and net revenues targets. The degree to which these targets were achieved established the amount of cash available for distribution under the Remainder of 2008 Plan, subject to offset by the payments previously made pursuant to the 2008 Plan. The achievement of the performance objectives (individual, sales orders, net revenues and operating income) was measured separately for incentive award calculation purposes. Under the Remainder of 2008 Plan, we had to achieve threshold levels of performance of at least 95% of our sales orders target, 97% of our net revenues target, 85% of our operating income target. In the event we did not achieve the applicable threshold level of performance for the sales orders target, net revenues target or operating income target, participants in the Remainder of 2008 Plan were not eligible to receive a payment for the target for which the threshold level of performance was not met. Participants in the Remainder of 2008

Plan could have received more than their respective Target Incentive (up to 170% of their respective Target Incentive) in the event we exceeded our corporate performance objectives. The exact amount a participant could have received was calculated based on how much we exceeded our corporate performance objectives.
     Individual Performance Component
     The 2008 individual performance objectives for our executive officers, other than Mr. Hoffmann, were set by Mr. Hoffmann. The goals, which were both qualitative and quantitative, reflected our strategic priorities in 2008. In connection with the Remainder of 2008 Plan, certain of the 2008 individual performance objectives for our executive officers were updated.
     Disclosure of Corporate and Individual Targets and Objectives
     The actual operating income and net revenues targets under the 2008 Plan, the sales orders, actual operating income and net revenues targets, and the individual performance objectives for each executive officer, other than Mr. Hoffmann, under the 2008 Plans were based on certain internal financial goals set in connection with our board of directors’ consideration of our annual operating plan for 2008. We believe that the internal financial goals, although not guaranteed, were capable of being achieved if our executive officers met or exceeded their individual objectives, if we performed according to our 2008 annual operating plan and if the assumptions in our 2008 annual operating plan proved correct.
Remainder of 2008 Plan Incentive Award Calculation and Payments
     During the first quarter of 2009, both our corporate performance and the performance of each of our executive officers who participated in the 2008 Plans were assessed against the specific goals established under the Remainder of 2008 Plan. We achieved 101% of the net revenues target and 117% of the income from operations target, but did not meet the threshold level of performance for the sales orders target. Each executive officer (other than Mr. Hoffmann who did not participate in the 2008 Plans) was determined to have fully achieved his or her individual performance objectives and therefore received 100% of his or her Target Incentive under the 2008 Plans, with the exception of Mr. Clark, who received 115% of his Target Incentive because he was deemed to have exceeded his individual performance objectives. The payments under the Remainder of 2008 Plan to our executive officers, other than Mr. Hoffmann, were: Mr. Ivie ($20,348); Mr. Sullivan ($20,348); Mr. Clark ($35,000); and Mr. Brennan ($12,625), respectively, and were made on March 13, 2009.
2008 Incentive Compensation of Nightingale
     Nightingale was eligible for incentive compensation for 2008 related to Mr. Hoffmann’s services to us through June 10, 2008 in accordance with the terms of our agreement with Nightingale as described below under the caption “Compensation of our President and Chief Executive Officer.”
2009 Management Incentive Plan
     The Compensation Committee recommended, and our board of directors approved, our 2009 Management Incentive Plan (2009 Plan) in January 2009. The terms of the 2009 Plan are substantially similar to the terms of the 2008 Plans.
     Under the 2009 Plan, an executive officer’s cash incentive award will be based upon the following criteria:
•	30% upon the achievement of such executive officer’s 2009 individual performance objectives;

•	35% based upon a 2009 net revenues target; and

•	35% based upon a 2009 EBITDA target.
     Individual performance objectives for the 2009 Plan were set in the same manner as they were set in 2008.
     Target Incentive amounts under the 2009 Plan remain unchanged from the 2008 Plans for all of our executive officers. The net revenues and EBITDA targets under the 2009 Plan and the individual performance objectives for each executive officer under the 2009 Plan are based on certain internal financial goals set in connection with our board of directors’ consideration and approval of our annual operating plan for 2009.
     We believe that the internal financial goals, although not guaranteed, are capable of being achieved if our executive officers meet or exceed their individual objectives, if we perform according to our 2009 annual operating plan and if the assumptions in our 2009 annual operating plan are proven correct.
Sign-On Bonuses
     Pursuant to the terms of his employment agreement, Mr. Masanotti was entitled to receive up to $800,000 on February 1, 2009 as a sign-on bonus. Due to the amount of the bonus payment relating to the 2008 fiscal year that Mr. Masanotti received from his prior employer (Prior Employer Bonus), in accordance with the terms of the Masanotti Employment Agreement, our obligation to pay any portion of the sign-on bonus on February 1, 2009 was eliminated.
Long-Term Incentives
Equity-Based Incentives
     We believe that long term incentives align the interests of our executive officers with those of our shareholders and serves as an effective retention device. As a result, in connection with the recruitment of our executive officers, prior to December 31, 2008, we granted to each such newly-hired executive officer stock options to purchase shares of our common stock. Our Compensation Committee is currently developing a long term incentive plan to replace the stock option grants that were historically made.
     For a period of time prior to us becoming current in our reporting obligations under the Exchange Act in 2007, we suspended the granting of any stock options. However, upon hiring certain of our executive officers during this suspension period, we agreed in such executives’ employment agreements to make an option grant upon us becoming current in our reporting obligations under the Exchange Act. Therefore, on October 4, 2007, the date we became current in our reporting obligations under the Exchange Act, we made the following stock option grants to the following current and former named executive officers (as defined below) (Special Option Grants):

Number of Shares
Name	Subject to Grant
Kathleen E. Donovan	80,000
R. Scott Bennett	60,000
Mark Ivie	60,000
     Each Special Option Grant had an exercise price of $11.20, which was the closing price of our common stock as reported by the Pink Sheets on October 4, 2007, and will expire on October 4, 2017. Additionally, each Special Option Grant will vest in equal annual installments over five years, subject to such executive officer’s continued employment with us through the applicable vesting date. Each Special Option Grant became fully vested in accordance with the terms of such Special Option Grant upon CBay’s purchase of Philips’ majority interest in us in August 2008. None of options granted to Ms. Donovan or Mr. Bennett were exercised within 90 days following their respective separations from the Company and, in accordance with their terms, Ms. Donovan’s options terminated on February 19, 2009 and Mr. Bennett’s options terminated in January 28, 2009.
     In addition to the Special Option Grants, on September 30, 2008 (Grant Date), we made a stock option grant (Original Stock Option Grant) to Mr. Masanotti, to purchase up to 295,749 shares of our common stock at the fair market value of our common stock as of September 30, 2008, which was $4.85 per share, with the options expiring on September 30, 2018. The number of shares that Mr. Masanotti was granted an option to purchase was provided for in Mr. Masanotti’s Employment Agreement with us dated September 3, 2008 (Masanotti Employment Agreement). On March 2, 2009, we entered into an Amended and Restated Stock Option Agreement with Mr. Masanotti (Amended Masanotti Option Agreement), to (i) amend the exercise price of the stock option grant and (ii) to provide that if Mr. Masanotti’s employment by us or one of our subsidiaries is terminated by us for “cause” as defined in the Masanotti Employment Agreement, the option will terminate immediately in full whether or not vested or exercisable. The Amended Masanotti Option Agreement provides, among other things, that:
•	the exercise price shall be equal to the higher of (i) the fair market value of the Company’s common stock as of the Grant Date or (ii) $8.25. The fair market value of our common stock (as reported by NASDAQ) on the Grant Date was $4.85, accordingly the exercise price is $8.25;

•	one-third (1/3) of the shares subject to the option vest on the first anniversary of the Grant Date and, thereafter, one-sixth (1/6) of the shares subject to the option vest on each of the following: the date that is six months after the first anniversary of the Grant Date, the second anniversary of the Grant Date, the date that is six months after the second anniversary of the grant date, and the third anniversary of the Grant Date;

•	upon the occurrence of a “change in control” or our termination of Mr. Masanotti’s employment by us “without cause” or by him for “good reason” (each, as defined in the Masanotti Employment Agreement), the options shall become immediately exercisable, to the extent not already vested; and

•	in the event of termination of Mr. Masanotti’s employment for any reason other than “without cause” by us, or for “good reason” by him, any of the unvested options shall be immediately forfeited.
     Messrs. Sullivan and Clark received grants of stock options as part of their compensation prior to the decision by our board of directors on June 2004 to not provide traditional equity-based long term incentives. Such grants, to the extent they have not expired, are shown below in the under the heading “Outstanding Equity Awards at Fiscal Year-End.”
     Mr. Hoffmann did not receive an option grant in connection with his provision of services to us because our agreement with Nightingale did not allow for any amounts payable to Nightingale for the services provided by Mr. Hoffmann to be paid in a form other than cash.

Severance and Retention Agreements
Employment Agreement Severance
     The severance arrangements applicable to Messrs. Masanotti, Ivie, Sullivan, Clark and Brennan are set forth in each of their respective employment agreements, as discussed in detail below under the heading “Potential Payments Upon Termination or Change in Control.” Our former Senior Vice President of Sales and Marketing, Mr. Bennett, is no longer employed by us. The terms of his separation from us, including severance payments, are set forth in the agreement we entered into with him that is discussed in detail below under the heading “Separation Arrangements with Former Executive Officer.” We did not enter into a separation agreement with (i) Mr. Hoffmann or Nightingale in connection with the termination of his services to us or (ii) Ms. Donovan in connection with her resignation, nor do we have any continuing obligations to either Mr. Hoffmann or Ms. Donovan.
Retention and Strategic Transaction Bonus Agreements
     On July 11, 2007 we publicly announced that at the direction of our board of directors, we had engaged Bear, Stearns & Co. Inc. as our financial advisor to advise us on potential strategic alternatives. In recognizing that the uncertainty created by our announcement could be a distraction to our employees, including our executive officers, and could cause employees to consider alternative employment opportunities, our board of directors determined that it was in our best interest and the best interest of our shareholders to assure that we would have the continued dedication and objectivity of certain key management personnel, including our executive officers, notwithstanding the possibility, threat or occurrence of a change in our ownership structure.
     With these objectives in mind, in September 2007 we entered into substantially identical “Retention and Strategic Transaction Bonus Agreements” (Retention Bonus Agreements) with each of Ms. Donovan and Messrs. Bennett, Ivie, Sullivan and Clark. The Retention Bonus Agreements were designed to provide each executive with an incentive to remain with us through February 29, 2008 and to further reward each executive in the event a strategic transaction (as defined below) was completed. In the event a strategic transaction was completed and if so desired by the successor company, the Retention Bonus Agreements provided an incentive for each executive to remain employed for a period of time following the closing of that strategic transaction.
     For the purposes of the Retention Bonus Agreements and the March 2008 Letter Agreement (as defined below), a “strategic transaction” included (i) a transaction or series of related transactions whereby we, directly or indirectly, acquire control of, or a significant interest in, another entity having an enterprise value of greater than $50,000,000, as determined by our board of directors; or (ii) a transaction or series of related transactions whereby, directly or indirectly, control of, or a significant interest in (other than solely a secured interest in us through a debt transaction), us or any of our businesses or assets is transferred for consideration, including, without limitation, a sale, acquisition or exchange of stock or assets, a lease or license of assets, or a merger, consolidation or reorganization, tender offer, leveraged buyout, “going private” transaction or other extraordinary corporate transaction or business combination involving us, including any such transaction in which our equity securities not held by Philips are acquired by a third-party provided, however, that a secured interest in us or any of our businesses or assets arising solely from a debt transaction will not be considered to be a strategic transaction, Notwithstanding the foregoing, a strategic transaction did not include a transaction described above with any of our affiliates or an affiliate of any holder of more than 50% of our capital stock.
     Under the terms of their respective Retention Bonus Agreements, Ms. Donovan and Messrs. Bennett, Ivie, Sullivan and Clark each received an amount equal to 75% of his or her respective Target Incentives under the 2007 Plan on March 14, 2008 for his or her continued service to us through February 29, 2008

(Service-Based Payment) and each received an additional amount equal to 75% of his or her respective Target Incentive under the 2007 Plan in November 2008 following completion of a strategic transaction (Success-Based Payment). Our board of directors believed that the amounts potentially payable under the Retention Bonus Agreements, in each case equal to approximately 67.5% of the executive officer’s annual base salary, were reasonable and appropriate to achieve the objectives described above, and were consistent with our overall compensation philosophy and objectives as described previously in this report.
     –  Service-Based Payment
     As described above, the Service-Based Payments became payable on February 29, 2008. On March 14, 2008, we paid Ms. Donovan and Messrs. Bennett, Ivie, Sullivan and Clark, $126,563, $81,000, $77,963, $77,963 and $75,938, respectively, in connection with this portion of the Retention Bonus.
      –  Success-Based Payment
     As described above, the Success-Based Payments became payable on November 4, 2008. In connection with this portion of the Retention Bonus, we paid (i) Ms. Donovan and Messrs. Ivie, Sullivan and Clark, $126,563, $77,963, $77,963 and $75,938, respectively, on November 10, 2008 and (ii) Mr. Bennett $81,000 on November 14, 2008.
Benefits and Perquisites
Benefits
     We maintain broad-based benefits that are provided to all full-time employees, including health and dental insurance, life and disability insurance and our 401(k) plan. Certain of these benefits require employees to pay a portion of the premium. These benefits are offered to our executive officers on the same basis as all other employees, except that we provide, and pay the premiums for, additional long term disability and life insurance coverage for such executive officers. Mr. Hoffmann did not receive any of these benefits under the terms of our engagement with Nightingale. Mr. Bennett and Ms. Donovan are no longer employed by us and therefore do not receive any of these benefits.
     We also maintain a deferred compensation plan for certain of our employees (Deferred Compensation Plan). The Deferred Compensation Plan is administered by the Compensation Committee and previously allowed certain members of management and other highly compensated employees to defer a certain percentage of their income. Our board of directors indefinitely suspended the Deferred Compensation Plan in June 2004. Mr. Sullivan is our only executive officer who participated in the Deferred Compensation Plan while it was active and is our only executive officer with an account balance in our Deferred Compensation Plan. Information regarding Mr. Sullivan’s participation in the Deferred Compensation Plan is described below under “Nonqualified Deferred Compensation.”
Perquisites or Other Personal Benefits
     Our executive officers are entitled to few perquisites or other personal benefits that are not otherwise available to all of our employees. In 2008, we provided premium payments for additional long term disability and life insurance coverage to our executive officers other than Mr. Hoffmann.
     Additional compensation provided to Nightingale for Mr. Hoffmann’s services (including certain travel and lodging expenses associated with his engagement by us) and to Mr. Masanotti (including certain travel and lodging expenses) are detailed below under the heading “Summary Compensation Table.”

     These perquisites or other personal benefits represent a relatively modest portion of each executive officer’s compensation. We do not anticipate any significant changes to the perquisites or other personal benefits levels of our executive officers for 2009.
Compensation of our President and Chief Executive Officer
     Compensation of Mr. Masanotti, our President and Chief Executive Officer
     On September 4, 2008, our board of directors appointed Mr. Masanotti to serve as our Chief Executive Officer as of September 16, 2008. In November 2008, our board appointed Mr. Masanotti to also serve as our President. In connection with his appointment as our Chief Executive Officer, we entered into an employment agreement with Mr. Masanotti, dated as of September 3, 2008 (Masanotti Employment Agreement), pursuant to which Mr. Masanotti will serve as our Chief Executive Officer through December 31, 2011. Our board of directors is responsible for monitoring and reviewing the performance of Mr. Masanotti on an ongoing basis.
     In structuring Mr. Masanotti’s compensation, our board of directors considered the importance of motivating a new Chief Executive Officer to make a long-term commitment to us and to consistently grow our business. Based on these and other considerations, our board of directors approved compensation for Mr. Masanotti comprised of a sign-on bonus, base salary, cash bonus and equity incentives. Pursuant to the terms of his employment agreement, Mr. Masanotti was entitled to receive up to $800,000 on February 1, 2009 as a sign-on bonus. Due to the amount of the bonus payment relating to the 2008 fiscal year that Mr. Masanotti received from his prior employer (Prior Employer Bonus), in accordance with the terms of the Masanotti Employment Agreement, our obligation to pay any portion of the sign-on bonus on February 1, 2009 was eliminated.
     In addition, Mr. Masanotti will receive an annual base salary of $500,000 and an annual bonus award based upon the achievement of target performance objectives established by our board of directors, equal to up to 140% of his base salary, or $700,000 based upon his current base salary. The Masanotti Employment Agreement provides that Mr. Masanotti’s target performance objectives will be established by our board of directors within the first three months of each fiscal year during the term of his employment agreement. Our board of directors believes that the target performance objectives to be established, although not guaranteed, will be capable of being achieved if Mr. Masanotti meets or exceeds his individual objectives, if we perform according to our operating plans and if the assumptions in our operating plans prove correct.
     Pursuant to the terms of the Masanotti Employment Agreement, Mr. Masanotti received a stock option grant from us to purchase up to 295,749 shares of our common stock. See “Long-Term Incentives — Equity-Based Incentives” above, for additional information regarding the stock option grant to Mr. Masanotti.
     Compensation of Mr. Hoffmann, our Former President and Chief Executive Officer
     As a result of allegations that we had engaged in improper billing practices, our board of directors appointed Howard S. Hoffmann as our Interim Chief Executive Officer in July 2004. Our board of directors based its decision to retain Mr. Hoffmann’s services based upon Mr. Hoffmann’s extensive financial, operational and managerial experience, including financial and operational restructurings, in a wide range of industries. In connection with his appointment, we entered into a letter agreement with Nightingale, dated as of July 29, 2004 and amended as of December 16, 2004, September 25, 2006, January 8, 2007 (January 2007 Letter Agreement), September 19, 2007 (September 2007 Letter Agreement) and March 14, 2008 (March 2008 Letter Agreement), pursuant to which Nightingale assigned the services of Mr. Hoffmann to us to serve as our Chief Executive Officer. With the departure of our former President, in May 2007, our board of directors appointed Mr. Hoffmann to the additional position of President in June 2007. Mr. Hoffmann served as our President and Chief Executive Officer through June 10, 2008 pursuant to the terms of our agreement with Nightingale. Our board of directors was responsible for monitoring and reviewing the performance of Mr. Hoffmann on an ongoing basis.
     In structuring Nightingale’s compensation for Mr. Hoffmann’s services, our board of directors attempted to align Nightingale’s interests with the successful implementation and achievement of our corporate objectives, including achieving corporate operational improvements and bringing current our required reporting obligations under the Exchange Act. Based on this objective, the compensation for Mr. Hoffmann’s services consisted of fixed monthly cash payments and cash bonuses payable upon our achievement of certain corporate operational improvements. Our board of directors believed that the amount of these fixed and contingent cash payments was appropriate and reasonable in light of Mr. Hoffmann’s experience and the challenges associated with his role as our President and Chief Executive Officer.
     In 2008, we paid to Nightingale the sum of $120,000 per month through June 10, 2008, for Mr. Hoffmann’s service as our President and Chief Executive Officer. In addition, we reimbursed Nightingale for any out-of-pocket expenses incurred by Mr. Hoffmann in the course of his service as our President and Chief Executive Officer. Examples of such out-of-pocket expenses include transportation, meals, lodging, telephone, specifically assignable secretarial and office assistance, and report production.
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
2008 March-July Performance Bonus
     The terms of our agreement with Nightingale provided for a payment of up to $160,000 as a performance bonus to Nightingale for the period beginning on March 1, 2008 and ending on July 31, 2008 (2008 March-July Performance Bonus) in consideration of Mr. Hoffmann’s services to us as our President and Chief Executive Officer. The amount of the 2008 March-July Performance Bonus was decided by our board of directors and was based upon the achievement of certain operational objectives previously established by our board of directors and Nightingale. On June 10, 2008, we terminated our agreement with Nightingale prior to the August 1, 2008 termination date previously contemplated. On July 9, 2008, Nightingale was paid a 2008 March-July Performance Bonus in the amount of $114,286, in connection with Mr. Hoffmann’s services to us from March 1, 2008 through June 10, 2008. The amount of such bonus was decided by our board of directors and was based upon the achievement of certain operational objectives previously established by our board of directors and Nightingale.
Strategic Transaction Bonus
     The September 2007 Letter Agreement and the March 2008 Letter Agreement granted Nightingale the right to receive a bonus if a strategic transaction was completed (Success-Based Bonus). The amount of the Success-Based Bonus was $132,500 and was payable if a strategic transaction closed and either:
•	Mr. Hoffmann continued to serve as our President and Chief Executive Officer for the 90 day period immediately following the closing of a strategic transaction (Post-Closing Period), or

•	Nightingale’s engagement with us (or any successor to its business), including the retention of Mr. Hoffmann as our (or our successor’s) President and Chief Executive Officer, terminated upon the closing of a strategic transaction or at any time during the Post-Closing Period.
     Notwithstanding the foregoing, the Success-Based Bonus would not apply upon the closing of a strategic transaction with any of our affiliates or an affiliate of any holder of more than 50% of our capital stock.
     Mr. Hoffmann stopped providing services to us on June 10, 2008, which was prior to the consummation of CBay’s purchase of Philips’ majority interest in us. No Success-Based Bonus was payable or paid to Nightingale in connection with Mr. Hoffmann’s services.
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
Robert Aquilina, Chairman
Frank Baker
Peter E. Berger
Brian O’Donoghue
Warren E. Pinckert II
The preceding Report of the Compensation Committee shall not be deemed to be incorporated by reference into any filing made by us under the Securities Act or the Exchange Act, notwithstanding any general statement contained in any such filing incorporating this report by reference, except to the extent we incorporate such report by specific reference.

0

Summary Compensation Table
     The following table sets forth, for the year ended December 31, 2008, summary information concerning compensation of (i) all individuals who served as our Chief Executive Officer in 2008; (ii) all individuals who served as our Chief Financial Officer in 2008; (iii) our most highly compensated executive officers in 2008, other than those who served as our Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2008, who were serving as executive officers as of December 31, 2008; and (iv) one additional individual, who was one of our three most highly compensated executive officers in 2008 but was not serving as an executive officer as of December 31, 2008 (collectively, the named executive officers).

					Non-Equity
				Option	Incentive Plan	All Other
Name and		Salary	Bonus(1)	Awards(12)	Compensation(2)	Compensation(3)	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Peter Masanotti,	2008	125,000	—	65,721	—	3,118	193,839
President and Chief Executive Officer (4)
Mark Ivie,	2008	248,400	155,926	—	111,212	1,842	517,380
Interim President and	2007	229,250	—	—	31,185	7,438	267,873
Chief Executive	2006	225,000	45,000		—	3,427	273,427
Officer; and Senior Vice President and Chief Technology Officer (5)
Howard S. Hoffmann,	2008	—	—	—	—	913,113	913,113
Former President and Chief	2007	—	—	—	—	1,788,440	1,788,440
Executive Officer (6)	—	—	—	—	—	2,029,273	2,029,273
Kathleen E. Donovan,	2008	358,828	253,126	—	140,781	668	753,403
Former Senior Vice	2007	375,000	125,000	—	50,625	7,896	558,521
President and Chief	2006	375,000	134,375	—	—	5,132	514,507
Financial Officer (7)
James Brennan,	2008	219,569	—	—	66,435	1,741	287,745
Interim Principal Financial Officer; and Principal Accounting Officer, Controller, Treasurer and Vice President (8)(9)
Mark R. Sullivan,	2008	235,909	155,926	—	107,069	1,836	500,740
General Counsel,	2007	229,250	25,000		31,185	7,272	292,707
Chief Compliance Officer and Secretary (10)
Michael Clark,	2008	229,781	151,876	—	119,469	1,808	502,934
Senior Vice President of Operations (8)
R. Scott Bennett,	2008	213,249	162,000	—	90,100	307,598	772,947
Former Senior Vice	2007	240,000	—	—	32,400	7,047	279,447
President	2006	240,000	54,000	—	—	1,879	295,879
of Sales and Marketing (11)

(1)	The amounts reported in this column for 2008 for Mr. Ivie, Ms. Donovan, Mr. Sullivan, Mr. Clark and Mr. Bennett consist of the Service-Based Payment and Success-Based Payment pursuant to their Retention Bonus Agreements.

(2)	The amounts in this column represent payments made pursuant to our 2008 Plans.

(3)	The amounts reported in this column for 2008 represent the following:

			Long Term
	Company	Group Life	Disability
	Matching	Insurance	Insurance		Other
	401(k)	Premium	Premium	Other	Contractual
	Contributions	Cost	Cost	Perquisites	Payments
Name	($)	($)	($)	($)	($)	Total
Peter Masanotti	—	182	1,293	1,643 (a)		3,118
Mark Ivie	—	729	1,113			1,842
Howard S. Hoffmann	—	—	—	18,942 (b)	894,171 (c)	913,113
Kathleen E. Donovan	—	668		—	—	668
James Brennan	—	711	1,030			1,741
Mark R. Sullivan	—	729	1,107	—	—	1,836
Michael Clark	—	729	1,079			1,808
R. Scott Bennett	—	608	957	—	306,033 (d)	307,598

(a)	This amount consists of reimbursements paid to Mr. Masanotti for lodging expenses by him in connection with his employment in 2008.

(b)	This amount consists of reimbursements paid to Nightingale for lodging expenses, mileage, toll and parking expenses, and certain other miscellaneous living expenses incurred by Mr. Hoffmann during his service as our President and Chief Executive Officer in 2008.

(c)	For the year ended December 31, 2008, the amount shown as Other Contractual Payments made to Mr. Hoffmann consist of (i) $640,000 to Nightingale, the primary purpose of which was to compensate Nightingale for Mr. Hoffmann’s service as our President and Chief Executive Officer, (ii) $132,500 to Nightingale for the Engagement Completion Bonus paid on March 17, 2008, (iii) $7,385 to Nightingale, which represents certain reimbursable business related expenses incurred by Mr. Hoffmann in his capacity as our President and Chief Executive Officer during 2008 and (iv) $114,286 to Nightingale for the 2008 March-July Performance Bonus paid on July 9, 2008.

(d)	This amount represents severance payments made or payable to Mr. Bennett in connection with the separation agreement we entered into with Mr. Bennett on November 14, 2008.

(4)	Mr. Masanotti’s employment with us commenced on September 16, 2008.

(5)	Mr. Ivie served as our Interim President and Chief Executive Officer from June 2008 until September 2008. Mr. Ivie relinquished his role as Interim President and Chief Executive Officer upon Mr. Masanotti joining us in September 2008. Mr. Ivie continues to serve us as our Chief Technology Officer.

(6)	Mr. Hoffmann’s service as our interim President and Chief Executive Officer and the related engagement of Nightingale terminated on June 10, 2008.

(7)	Ms. Donovan’s employment with us ended upon her resignation effective on November 21, 2008, and the amounts included for her represents amounts earned during 2008. Ms. Donovan’s base salary for 2008 on an annualized basis was $386,250.

(8)	With respect to Messrs. Brennan and Clark, information for the fiscal year ended December 31, 2007 is omitted because neither Mr. Brennan nor Mr. Clark was a named executive officer in our definitive proxy statement that was filed with the SEC in December 2008.

(9)	Mr. Brennan served as our has served as our Interim Principal Financial Officer from November 2008 to April 2009. Mr. Brennan relinquished his role as Interim Principal Financial Officer upon Mr. Golio joining us as Chief Financial Officer in April 2009. Mr. Brennan continues to serve as our Principal Accounting Officer, Controller, Treasurer and Vice President.

(10)	With respect to Mr. Sullivan, information for the fiscal year ended December 31, 2006 is omitted because was not a named executive officer in our definitive proxy statement that was filed with the SEC in December 2007.

(11)	Mr. Bennett’s employment with us terminated on October 30, 2008, and the amounts included for him represents amounts earned during 2008. Mr. Bennett’s base salary for 2008 on an annualized basis was $247,200.

(12)	The amount in this column reflects the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), for stock options granted to our named executive officers during fiscal 2008, 2007 and 2006. See Note 13 to the Notes to our financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 11, 2009, for a discussion of the assumptions used in determining the fair value calculation of each option award.

Grants of Plan-Based Awards
     The following table sets forth each grant of an award made to each named executive officer for the year ended December 31, 2008.

					All Other
					Option
					Awards:
					Number of	Exercise
		Estimated Possible Payouts Under			Securities	Price of
		Non-Equity Incentive Plan Awards(1)			Underlying	Option	Grant Date Fair
	Grant	Threshold	Target	Maximum	Options	Awards	Value of Option
Name	Date	($)	($)	($)	(#)(2)	($/Sh)	Awards ($)(3)
Peter Masanotti	9/30/2008	—	—	—	295,749	4.85 (4)	775,221
Mark Ivie		21,414	107,069	167,027	—	—	—
Howard S. Hoffmann		—	—	—	—	—	—
Kathleen E. Donovan		34,763	173,813	271,148	—	—	—
James Brennan		13,287	66,435	103,639	—	—	—
Mark R. Sullivan		21,414	107,069	167,027	—	—	—
Michael Clark		20,858	104,288	162,689	—	—	—
R. Scott Bennett		22,248	111,240	173,534	—	—	—

(1)	Includes the 2008 threshold, target and maximum payouts designated under the 2008 Plans discussed above in the “Compensation Discussion and Analysis” section. We achieved 101% of the net revenues target and 117% of the income from operations target, but did not meet the threshold level of performance for the sales orders target. Each executive officer (other than Mr. Hoffmann who did not participate in the 2008 Plans) was determined to have fully achieved his or her individual performance objectives and therefore received 100% of his or her Target Incentive under the 2008 Plans, with the exception of Mr. Clark, who received 115% of his Target Incentive because he was deemed to have exceeded his individual performance objectives. The named executives that received payments under the 2008 Plan were: Mr. Ivie ($90,864); Ms. Donovan ($140,781); Mr. Brennan ($53,810); Mr. Sullivan ($86,721); Mr. Clark ($84,469); and Mr. Bennett ($90,100), and such payments were made on August 29, 2008. The named executives that received payments under the Remainder of 2008 Plan were: Mr. Ivie ($20,348); Mr. Brennan ($12,625), Mr. Sullivan ($20,348); and Mr. Clark ($35,000), and such payments were made on March 13, 2009.

(2)	The options will expire on September 30, 2018 and one-third (1/3) of the shares subject to the option vest on the first anniversary of the Grant Date and, thereafter, one-sixth (1/6) of the shares subject to the option vest on each of the following: the date that is six months after the first anniversary of the Grant Date, the second anniversary of the Grant Date, the date that is six months after the second anniversary of the grant date, and the third anniversary of the Grant Date.

(3)	The grant date fair value of each option award was determined in accordance with SFAS No. 123R. See Note 13 to the Notes to our financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 11, 2009, for assumptions used in determining the grant date value of each option award.

(4)	As discussed in “Long-Term Incentives — Equity-Based Incentives” above, on September 30, 2008 (Grant Date), we made a stock option grant (Original Stock Option Grant) to Mr. Masanotti, to purchase up to 295,749 shares of our common stock at the fair market value of the our common stock as of September 30, 2008, which was $4.85 per share, with the options expiring on September 30, 2018. On March 2, 2009, we entered into an Amended and Restated Stock Option Agreement with Mr. Masanotti (Amended Masanotti Option Agreement), to, among other things, amend the exercise price of the stock option grant. The Amended Masanotti Option Agreement provides, among other things, that the option price is equal to the higher of (i) the fair market value of the Company’s common stock as of the Grant Date or (ii) $8.25. The fair market value of our common stock (as reported by NASDAQ) on the Grant Date was $4.85, accordingly the exercise price is $8.25.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
     Other than with respect to Mr. Hoffmann, we have or had written employment agreements with each of our named executive officers that provide or provided for the payment of base salary and for each named executive officer’s participation in our bonus programs and employee benefit plans.
     Our agreement with Nightingale contained unique terms as a result of the nature of its engagement by us, all of which are discussed in detail above. In addition, each agreement other than our agreement with Nightingale specifies payments and benefits that would be due to such named executive officer upon the termination of his or her employment with us. See “Potential Payments Upon Termination or Change-In-Control” below, for additional information regarding amounts payable upon termination to each of our named executive officers other than Mr. Hoffmann.
Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth all outstanding equity awards held by each of our named executive officers as of December 31, 2008.

	Number of Securities Underlying
	Unexercised Options (#)				Option Exercise	Option Expiration
Name	Exercisable		Unexercisable		Price	Date
Peter Masanotti	—		295,749	(5)	$4.85 (6)	September 30, 2018

Mark Ivie	60,000	(1)	—		$11.20	October 4, 2017

Howard S. Hoffmann	—		—		—	—

Kathleen E. Donovan	80,000	(1)	—		$11.20	October 4, 2017(7)

James Brennan	—		—		—	—

Mark R. Sullivan	2,500	(2)	—		$16.21	March 17, 2013

R. Scott Bennett	60,000	(1)	—		$11.20	October 4, 2017(7)

Michael Clark	20,000	(3)			$27.89	May 29, 2012
	9,000	(4)	—		$17.45	February 4, 2013

(1)	Options vested in full on August 6, 2008 upon the consummation of CBay’s purchase of Philips’ majority interest in us.

(2)	Options vested in full on March 13, 2008.

(3)	Options vested in full on May 29, 2007.

(4)	Options vested in full on February 4, 2008.

(5)	98,583 of the shares subject to the option vest on September 30, 2009 and, thereafter, 49,292 of the shares vest on March 31, 2010, 49,291 of the shares vest on September 30, 2010, 49,291 of the shares vest on March 31, 2011 and 49,291 of the shares vest on September 30, 2011.

(6)	As discussed in “Long-Term Incentives — Equity-Based Incentives” above, on September 30, 2008 (Grant Date), we made a stock option grant to Mr. Masanotti, to purchase up to 295,749 shares of our common stock at the fair market value of the our common stock as of September 30, 2008, which was $4.85 per share, with the options expiring on September 30, 2018. On March 2, 2009, we entered into the Amended Masanotti Option Agreement with Mr. Masanotti, to, among other things, amend the exercise price of the stock option grant. The Amended Masanotti Option Agreement provides, among other things, that the option price is equal to the higher of (i) the fair market value of the Company’s common stock as of the Grant Date or (ii) $8.25. The fair market value of our common stock (as reported by NASDAQ) on the Grant Date was $4.85, accordingly the exercise price is $8.25.

(7)	As discussed in footnote (1) above, the options granted to each of Ms. Donovan and Mr. Bennett became fully vested in accordance with the terms of such option grant upon CBay’s purchase of Philips’ majority interest in us in August 2008. None of options granted to Ms. Donovan or Mr. Bennett were exercised within 90 days following their respective separations from the company and, in accordance with their terms, Ms. Donovan’s options terminated on February 19, 2009 and Mr. Bennett’s options terminated in January 28, 2009.
Option Exercises and Stock Vested During Last Fiscal Year
     There were no option exercises by any of our named executive officers during the year ended December 31, 2008.
Pension Benefits
     None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans that provide for payments or other benefits at or in connection with retirement sponsored by us.
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
     Mr. Sullivan is the only one of our named executive officers who has an account balance in our Deferred Compensation Plan. Information related to Mr. Sullivan’s deferred compensation account balances is provided below. None of the amounts shown in the table below appear in the Summary Compensation Table for Mr. Sullivan.

				Aggregate	Aggregate
	Executive	Our	Aggregate	Withdrawals/	Balance at
	Contributions	Contributions	Earnings in	Distributions in	December 31,
Name	in 2008 ($)	in 2008 ($)	2008 ($)	2008 ($)	2008 ($)
Mark R. Sullivan	—	—	38	—	2,221
Potential Payments Upon Termination or Change-In-Control
     The following is a discussion of payments and benefits that would be due to each of our named executive officers, other than Mr. Hoffmann, upon the termination of his or her employment with us. The amounts in the table below assume that each termination was effective as of December 31, 2008 and are merely illustrative of the impact of a hypothetical termination of each executive’s employment. The amounts to be payable upon an actual termination of employment can only be determined at the time of such termination based on the facts and circumstances then prevailing.
     We did not incur any severance or separation payment obligations in connection with (i) the termination of the engagement of Mr. Hoffmann, our former President and Chief Executive Officer, on June 10, 2008 or (ii) the resignation of Ms. Donovan, our former Senior Vice President and Chief Financial Officer, effective on November 21, 2008. See the discussion under the heading “Compensation of Mr. Hoffmann, our Former President and Chief Executive Officer” above, for information regarding compensation arrangements with Nightingale related to Mr. Hoffmann’s service to us as President and Chief Executive Officer. The actual payments made, or to be made, to Mr. Bennett, our former Senior Vice President of Sales and Marketing, as a result of the termination of his employment are described below under the caption “Separation Arrangements with Former Executive Officers.”
Severance Payments
Mr. Masanotti
     Under the terms of our employment agreement with Mr. Masanotti, he will be entitled to the following severance payments in the event his employment is terminated by us “without cause” (as defined below), if he resigns for “good reason” (as defined below), or if we elect not to extend the term of Mr. Masanotti’s employment beyond the initial term or any of the automatic one-year extensions following the initial term of the employment agreement: continuation of his then current base salary for a period of 12 months. In order to receive the severance payments described herein, Mr. Masanotti is required to execute and deliver a general release of claims against us.
     As used in Mr. Masanotti’s employment agreement with us, the term “cause” means the occurrence of any of the following: (1) his failure to substantially perform his duties set forth in the employment agreement (other than as a result of total or partial incapacity due to physical or mental illness) for a period of 15 days following written notice by us to him of such failure, (2) dishonesty in the performance of his duties hereunder, (3) his conviction of, or plea of nolo contendere to a crime constituting (x) a felony under the laws of the United States or any state thereof or (y) a misdemeanor involving moral turpitude, (4) his willful malfeasance or willful misconduct in connection with his duties set forth in the employment agreement or any willful act or omission which is demonstrably injurious to our financial condition or business reputation or any of our subsidiaries or affiliates or (5) his breach of the provisions in the employment agreement relating to non-competition, confidentiality and our intellectual property.

     As used in Mr. Masanotti’s employment agreement with us, the term “good reason” means (1) the failure of us to pay or cause to be paid his base salary or annual bonus, when due pursuant to the terms of the employment agreement, (2) any reduction in his base salary or annual bonus opportunity set forth in the employment agreement, (3) any substantial and sustained diminution in his authority, title, reporting relationship or responsibilities from those described in the employment agreement, or (4) our material breach of the employment agreement; provided that any of the foregoing events shall constitute good reason only if we fail to cure such event within 30 days after receipt from Mr. Masanotti of written notice of the event which constitutes good reason; provided, further, that “good reason” shall cease to exist for an event on the 60th day following the later of its occurrence or Mr. Masanotti’s knowledge thereof, unless he has given us written notice thereof prior to such date.
     Mr. Masanotti is bound by certain non-competition and non-solicitation covenants which extend for a period of 12 months following termination of his employment for any reason.
Messrs. Ivie, Brennan, Sullivan and Clark
     Under the terms of our employment agreement with Mr. Ivie, he will be entitled to the following severance payments in the event he is terminated “without cause” (as defined below): (1) continuation of his then current base salary for a period of 12 months and (2) a payment equal to the average of the last three annual bonuses received by him under our annual Management Incentive Plan.
     Under the terms of our employment agreement with Mr. Brennan, he will be entitled to the continuation of his then current base salary for a period of 12 months in the event he is terminated “without cause” (as defined below).
     Under the terms of their respective employment agreements, each of Messrs. Sullivan and Clark will be entitled to the continuation of his then current base salary for a period of 12 months in the event he is terminated “without cause” (as defined below) or if he tenders his written resignation within 30 days following a substantial and material diminution of his duties or a reduction in his base salary in excess of 10%, which diminution or reduction is not cured by us within 10 days of receiving his written resignation.
     In order to receive the severance payments described above, each named executive officer is required to execute and deliver a general release of claims against us.
     As used in their respective employment agreements, the term “cause” means the occurrence of any of the following: (1) such named executive officer’s refusal, willful failure or inability to perform (other than due to illness or disability) his employment duties or to follow the lawful directives of his superiors; (2) misconduct or gross negligence by such named executive officer in the course of employment; (3) conduct of such named executive officer involving fraud, embezzlement, theft or dishonesty in the course of employment; (4) a conviction of or the entry of a plea of guilty or nolo contendere to a crime involving moral turpitude or that otherwise could reasonably be expected to have an adverse effect on our operations, condition or reputation; (5) a material breach by such named executive officer of any agreement with or fiduciary duty owed to us or (6) alcohol abuse or use of controlled drugs other than in accordance with a physician’s prescription.
Applicable Restrictive Covenants
     Messrs. Ivie and Brennan are bound by certain non-competition and non-solicitation covenants which extend for a period of two years following termination of their employment for any reason. Messrs. Sullivan and Clark are bound by substantially similar covenants for a period of 12 months following termination of their employment for any reason.

Retention Bonus Agreements
     As described above under the heading “Retention and Strategic Transaction Agreements,” (i) Ms. Donovan and Messrs. Bennett, Ivie, Sullivan and Clark, each received his or her Service-Based Payment portion of the Retention Bonus on March 14, 2008 and (ii) we made the Success-Based Payment portion of the Retention Bonus to (A) Ms. Donovan and Messrs. Ivie, Sullivan and Clark, on November 10, 2008 and (B) Mr. Bennett on November 14, 2008.
     Assuming a termination “without cause” had occurred on December 31, 2008 (the last business day of 2008), the payments to each of Messrs. Masanotti, Ivie, Brennan, Sullivan and Clark had an estimated value of:

	Salary		Accelerated
	Continuation	Severance	Vesting Option
Name	($)	Bonus(1) ($)	Grants(2) ($)	Total ($)
Peter Masanotti	500,000	—	—	500,000
Mark Ivie	237,930	47,466	—	285,396
James Brennan	221,450	—	—	221,450
Mark R. Sullivan	237,930	—	—	237,930
Michael Clark	229,781	—	—	229,781

(1)	Calculated as an average of prior years’ bonuses received for Mr. Ivie. Messrs. Masanotti, Brennan, Sullivan and Clark are not entitled to any severance payments related to their bonuses paid in prior years.

(2)	For purposes of the table above, we have assumed that the named executive officer experienced an involuntary termination without cause on December 31, 2008. Pursuant to the terms of the stock option grant to Mr. Masanotti, in that hypothetical scenario the accelerated options would have become immediately exercisable. The closing price per share of our common stock on December 31, 2008 was $2.05. Because the closing price per share of our common stock on December 31, 2008 ($2.05) was less than the exercise price per share of the option grant to Mr. Masanotti ($4.85), the value of the option grant to Mr. Masanotti was zero as of the first day the option grant to Mr. Masanotti would be exercisable.

Mr. Brennan has not received any stock option grants from us and the stock option grants to Messrs. Ivie, Sullivan and Clark fully vested prior to December 31, 2008.
Separation Arrangements with Former Executive Officers
R. Scott Bennett
     We entered into a formal Separation and Release Agreement with Mr. Bennett, our former Senior Vice President of Sales and Marketing, on November 14, 2008 (Bennett Separation Agreement). Pursuant to the terms of the Bennett Separation Agreement, Mr. Bennett is entitled to receive the following:
•	continuation of Mr. Bennett’s base salary as of the time of his termination for a period of 12 months; and

•	a payment equal to the average of the last three bonuses received by Mr. Bennett pursuant to our management incentive plans.

     The following table summarizes the payments Mr. Bennett is entitled to receive pursuant to the terms of the Bennett Separation Agreement.

Payment
Amount ($)
Severance Payment	$247,200
Severance Bonus	$58,833
     In addition, the Bennett Separation Agreement provides that Mr. Bennett will be bound by the non-competition and non-solicitation covenants set forth in his employment agreement for a period of 12 months following his termination of employment. The Bennett Separation Agreement also provides that Mr. Bennett releases us from claims arising or occurring on or prior to the date of the Bennett Separation Agreement.
Compensation Committee Interlocks and Insider Participation
     The current members of our Compensation Committee are Robert Aquilina (Chair), Frank Baker, Peter Berger, Brian O’Donoghue and Warren Pinckert. No member of our Compensation Committee was an officer or employee of ours. In addition, there are no Compensation Committee interlocks between us and other entities involving our executive officers and our board members who serve as executive officers of those other entities.
Compensation of Directors
     We currently do not pay Robert Aquilina, Frank Baker, Peter Berger and Michael Seedman, each of whom is affiliated with our majority owner, CBay, any compensation for their service on our board of directors. Our former directors, Clement Revetti, Stephen Rusckowski, Gregory Sebasky, Edward Siegel and Scott Weisenhoff, each of whom was affiliated with our former majority owner, Koninklijke Philips Electronics N.V. (Philips), did not receive any compensation for their service on our board of directors. All directors are reimbursed for all reasonable expenses incurred by them in connection with their service on our board of directors. Commencing on February 15, 2008, our independent directors, Messrs. Pinckert, Jastrem, O’Brien, O’Donoghue, Schwarz and Vogel, received the annual compensation set forth in the table below. For their service in 2008 prior to February 15, 2008, our independent directors did not receive any compensation:

Annual Board Retainer	$90,000 to be paid in equal installments of:

• a non-refundable payment of $45,000 payable on February 15th of each year (for service period of February 15th to August 14th)

• a non-refundable payment of $45,000 payable on August 15th of each year (for service period of August 15th to February 14th)

Board Meeting Fees	$2,000 for meetings attended in person $1,000 for meetings attended by phone

Committee Chair Retainers	Audit Committee — $15,000 Compensation Committee — $7,500 Nominating Committee — $5,000

Committee Meeting Fees (All Committees)	$1,000 for meetings attended in person $500 for meetings attended by phone

     During 2008, our independent directors received the following compensation:

	Fees Earned or Paid in Cash
			Committee
			Chair	Committee
	Annual Board	Board Meeting	Retainers	Meeting Fees
Name	Retainer ($)	Fees ($)	($)	($)	Total ($)
Warren Pinckert	78,750	27,000	13,125	12,000	130,875
John Jastrem	26,250	3,000	—	2,500	31,750
Colin O’Brien	26,250	5,000	—	3,000	34,250
Brian O’Donoghue	78,750	27,000	—	12,000	117,750
Mark Schwarz	78,750	24,000	—	10,500	113,250
Andrew Vogel	26,250	4,000	—	3,000	33,250

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Stock Ownership of our Directors, Executive Officers, and 5% Beneficial Owners
          The following table shows information known to us about beneficial ownership of our common stock by:
•	Each person we know to be the beneficial owner of at least five percent of our common stock;

•	Each current director;

•	Each person named in our Summary Compensation Table; and

•	All current directors and executive officers as a group.
     The percentages of shares outstanding provided in the table below are based on 37,555,893 shares of common stock outstanding as of April 10, 2009. Beneficial ownership is determined in accordance with SEC rules and regulations and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table below has sole voting and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options that are exercisable within 60 days of April 10, 2009 are included in the table below and are considered to be outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of our directors and executive officers is c/o MedQuist Inc., 1000 Bishops Gate Blvd., Suite 300, Mount Laurel, New Jersey, 08054.

	Number of Shares	Percent of
	of Common Stock	Shares
Name of Beneficial Owner	Beneficially Owned	Outstanding
CBay Inc. (1)	26,085,086	69.5%
2661 Riva Road Building 1000, Fifth Floor Annapolis MD 21401
Costa Brava Partnership III L.P. (2)	2,367,138	6.3%
420 Boyleston Street Boston, Massachusetts 02116

Directors, Named Executive Officers and Former Named Executive Officers
Brian O’Donoghue (3)	554,651	1.5%
Warren E. Pinckert, II	—	—
Robert Aquilina (1)	26,085,086	69.5%
Frank Baker (1)	26,085,086	69.5%
Mark E. Schwarz (4)	1,655,509	4.4%
Peter E. Berger (1)	26,085,086	69.5%
Michael Seedman (1)	26,085,086	69.5%
John F. Jastrem	—	—
Colin J. O’Brien	—	—
Andrew E. Vogel	—	—
Peter Masanotti	—	—

	Number of Shares	Percent of
	of Common Stock	Shares
Name of Beneficial Owner	Beneficially Owned	Outstanding
Howard S. Hoffmann	—	—
Kathleen E. Donovan (5)	—	—
R. Scott Bennett (6)	—	—
Mark Ivie (7)	73,096	*
Mark R. Sullivan (8)	2,576	*
Michael Clark (9)	29,000	*
James Brennan	—	—
Alan Gold	—	—
Dominick Golio	—	—
All current directors and executive officers as a group (15 persons) (1) (3) (4) (7) (8) (9) (10)	28,399,918	75.6%

*	Less than one percent.

(1)	According to a Schedule 13D/A filed with the SEC on April 24, 2009: (i) CBay is a Delaware corporation, the principal business of which is to serve as an intermediate holding company for a portfolio of businesses that provide U.S. medical transcription, healthcare technology and healthcare financial services operations; (ii) CBaySystems is a British Virgin Islands company, the principal business of which is to serve as a holding company for a portfolio of businesses that provide medical transcription, healthcare technology and healthcare financial services operations; (iii) S.A.C. PEI CB Investment, L.P. (SAC CBI) is a Cayman Islands limited partnership, the principal business of which is to invest in securities of CBaySystems; (iv) S.A.C. PEI CB Investment GP, Limited (SAC CBI GP) is a Cayman Islands company, the principal business of which is to serve as general partner of SAC CBI; (v) S.A.C. Private Equity Investors, L.P. (SAC PEI) is a Cayman Islands limited partnership, the principal business of which is to invest in the securities of various companies; (vi) S.A.C. Private Equity GP, L.P. (SAC PEI GP) is a Cayman Islands limited partnership, the principal business of which is to serve as general partner of SAC PEI; (vii) S.A.C. Capital Management, LLC (SAC Capital Management) is a Delaware limited liability company, the principal business of which is to serve as investment manager to certain private investment funds and to serve as general partner of SAC PEI GP; (viii) Steven A. Cohen is a resident of Connecticut, the principal business of whom is to serve as the principal of certain investment managers, including SAC Capital Management and certain other affiliated entities; and (ix) by reason of such relationships, Cohen, CBay, CBaySystems, SAC CBI, SAC CBI GP, SAC PEI, SAC PEI GP and SAC Capital Management may be deemed, pursuant to Rule 13d-3 of the Exchange Act, to be the beneficial owners of all shares of common stock held by CBay.

(2)	According to a Schedule 13D/A filed with the SEC on April 17, 2009: (i) Costa Brava Partnership III L.P. (Costa Brava) is a Delaware limited partnership, the principal business of which is investing in securities; (ii) Roark, Rearden & Hamot, LLC (RRH) is a Delaware limited liability company, the principal business of which is acting as the general partner of Costa Brava; (iii) Seth W. Hamot is an individual whose principal business is serving as the President of RRH; (iv) Andrew R. Siegel is an individual whose principal business is serving as a Senior Vice President of RRH, (v) Jay Scollins is an individual whose principle business is serving as Chief Financial Officer of RRH, and (vi) by reason of such relationships, RRH, Mr. Hamot, Mr. Siegel and Mr. Scollins may be deemed, pursuant to Rule 13d-3 of the Exchange Act, to be the beneficial owners of the shares of common stock held by Costa Brava.

(3)	According to information we received from Mr. O’Donoghue, the shares are held by Arklow, a pooled investment vehicle, the principal business of which is investing in securities. Arklow Capital, LLC (Arklow Capital), of which Mr. O’Donoghue is a founder and managing member, is the investment manager of Arklow and by reason of such relationships, Arklow Capital and Mr. O’Donoghue may be deemed, pursuant to Rule 13d-3 of the Exchange Act, to be the beneficial owner of all shares of common stock held by the Master Fund.

(4)	According to a Schedule 13D/A filed with the SEC on April 9, 2009: (i) Newcastle Partners, L.P. (Newcastle) is a Texas limited partnership, the principal business of which is investing in securities; (ii) Newcastle Capital Management, L.P. (NCM) is a Texas limited partnership, the principal business of which is acting as the general partner of Newcastle; (iii) Newcastle Capital Group, L.L.C. (NCG) is a Texas limited liability company, the principal business of which is acting as the general partner of NCM; (iv) Mark E. Schwarz (Schwarz) is an individual whose principal business is serving as the managing member of NCG; (v) Hallmark Financial Services, Inc. (Hallmark) is marketing, distributing, underwriting, and servicing of property and casualty insurance products for businesses and individuals in the United States and which NCM may be deemed to own a controlling interest, (vi) American Hallmark Insurance Company of Texas (AHIC) is a Texas corporation and wholly-owned subsidiary of Hallmark, the principal business of which is marketing, distributing, underwriting, and servicing of property and casualty insurance products for businesses and individuals in the United States and (vii) by reason of such relationships, Schwarz, AHIC, Hallmark, NCG and NCM may be deemed, pursuant to Rule 13d-3 of the Exchange Act, to be the beneficial owners of all shares of common stock held by Newcastle.

(5)	Ms. Donovan is our former Senior Vice President and Chief Financial Officer. Ms. Donovan’s employment with us ended upon her resignation effective on November 21, 2008.

(6)	Mr. Bennett is our former Senior Vice President of Sales and Marketing. Mr. Bennett’s employment with us terminated on October 30, 2008.

(7)	Includes options to purchase 60,000 shares of our common stock held by Mr. Ivie that may be exercised within 60 days of April 10, 2009.

(8)	Includes options to purchase 2,500 shares of our common stock held by Mr. Sullivan that may be exercised within 60 days of April 10, 2009.

(9)	Includes options to purchase 29,000 shares of our common stock held by Mr. Clark that may be exercised within 60 days of April 10, 2009.

(10)	Includes our current directors (Messrs. Aquilina, Baker, Berger, Jastrem, O’Brien, O’Donoghue, Pinckert, Schwarz, Seedman and Vogel) and our current executive officers (Messrs. Masanotti, Ivie, Clark, Brennan, Sullivan, Golio and Gold).

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth, as of December 31, 2008, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	(A)	(B)	(C)
Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon		under Equity
	Exercise of	Weighted Average	Compensation Plans
	Outstanding	Exercise Price of	(excluding securities
	Options, Warrants	Outstanding Options,	reflected
Plan Category	and Rights	Warrants and Rights	in column (A))
Plans Approved by Shareholders	2,358,884	$31.08	1,718,884	(1)
Plans Not Approved by Shareholders	—	—	—

Total	2,358,884	$31.08	1,718,884

(1)	This amount includes 962,300 shares of our common stock available for future issuance pursuant to stock options available for grant under our 2002 Equity Incentive Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Related Party Transactions
Majority Shareholder
     On August 6, 2008, CBay acquired approximately 69.5% of our outstanding common stock from our former majority shareholder, Philips.
CBay
     Transcription Services Agreement
     On April 3, 2009, our wholly owned subsidiary, MedQuist Transcriptions, Ltd., entered into a transcription services agreement (Transcription Services Agreement) with CBay Systems & Services, Inc. (CBay S&S), an affiliate of our majority shareholder, CBay, pursuant to which we outsource certain medical transcription services to CBay. Under the Transcription Services Agreement, we pay CBay a per line fee based on each transcribed line of text processed and the specific type of service provided. CBay will perform its services using our DocQment Enterprise Platform and will be held to certain performance standards and quality guidelines set forth in the Transcription Services Agreement. The specific services to be performed will be set forth in order forms delivered by us to CBay from time to time during the term of the Transcription Services Agreement.
     The Transcription Services Agreement will expire on April 3, 2012 unless sooner terminated by either party. Either we or CBay may terminate the Transcription Services Agreement prior to its expiration for any reason upon at least six months prior notice to the other party. In addition, either party may terminate the Transcription Services Agreement immediately upon written notice to the other party in the event the other party breaches any material obligation under the Transcription Services Agreement and fails to cure such breach within 30 days or the other party files for bankruptcy.
     An approximation of the value of the Transcription Services Agreement is not currently determinable, but we believe that the Transcription Services Agreement’s value will exceed $120,000.
          2008 TSA
          On September 15, 2008, our wholly owned subsidiary, MedQuist Transcriptions, Ltd., entered into a transcription services agreement (2008 TSA) with CBay S&S, pursuant to which we outsourced certain medical transcription services to CBay S&S. Under the 2008 TSA, we pay CBay a per line fee based on each transcribed line of text processed and the specific type of service provided. CBay will perform it services using our DocQment Enterprise Platform and will be held to certain performance standards and quality guidelines as set forth in the 2008 TSA.
          The 2008 TSA will expire on September 15, 2010 unless it is terminated earlier by either party, and provided the terminating party gives 90 days notice of termination. We also retain the right to terminate the 2008 TSA immediately if CBay S&S breaches any obligation under the 2008 TSA, becomes insolvent, or files for bankruptcy protection.
          For the year ended December 31, 2008, we incurred expenses of $283,014 pursuant to the 2008 TSA.
     Subcontracting Agreement
     On March 31, 2009, our wholly owned subsidiary, MedQuist Transcriptions, Ltd., entered into a transcription services subcontracting agreement (Subcontracting Agreement) with CBay S&S, pursuant to which CBay will subcontract certain medical transcription, editing and related services to us. Under the Subcontracting Agreement, we will provide the medical transcription, editing and related services to CBay using labor located within the United States using our DocQment Enterprise Platform. The specific services to be performed will be set forth in order forms delivered by CBay to us from time to time during the term of the Subcontracting Agreement. We will receive 98% of the net monthly fees collected by CBay to its customers for the services provided us.
     The Subcontracting Agreement will expire on March 31, 2012 unless sooner terminated by either party. Either we or CBay may terminate the Subcontracting Agreement prior to its expiration for any reason upon at least six months prior notice to the other party. In addition, either party may terminate the Subcontracting Agreement immediately upon written notice to the other party in the event the other party breaches any material obligation under the Subcontracting Agreement and fails to cure such breach within 30 days or the other party files for bankruptcy.
     An approximation of the value of the Subcontracting Agreement is not yet available, but we believe that the Subcontracting Agreement’s value will exceed $120,000.
     To ensure the terms of the Transcription Services Agreement, the 2008 TSA and the Subcontracting Agreement (collectively, the Agreements) and the transactions arising from the Agreements are arms’ length, the material terms and conditions of each of the Agreements were reviewed and approved by the Audit Committee of the our board of directors pursuant to our Related Party Transaction Policy. Our Audit Committee is comprised solely of independent directors, none of whom have an interest in either of the Agreements or the transactions arising from the Agreements.

          Services Provided by CBay
          For the year ended December 31, 2008, we incurred services expenses of $342,000 in connection with management services provided to us by CBay (2008 CBay Management Services) in the fourth quarter of 2008.
     The payment of the 2008 CBay Management Services was reviewed and approved by the Audit Committee of the our board of directors pursuant to our Related Party Transaction Policy.
Indemnification Agreements
     On August 23, 2007, we entered into indemnification agreements with Ms. Donovan and Messrs. Hoffmann, Ivie, Brennan, Sullivan, Clark and Bennett (Officer Indemnification Agreements). Each indemnification agreement is substantially similar to the indemnification agreements provides, among other things, that to the extent permitted by New Jersey law, we will indemnify the executive officer against all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in conjunction with any suit in which he or she is a party or otherwise involved as a result of his or her service as an executive officer. Each of these indemnification agreements was amended on August 19, 2008 to require us to obtain and maintain insurance policies providing our executive officers with coverage for losses in connection with their acts or omissions or to ensure our performance of our indemnification obligations under the indemnification agreements.
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
     On August 19, 2008, we entered into indemnification agreements with Messrs. Aquilina, Baker, Berger and Seedman. Each indemnification agreement is substantially similar to the Officer Indemnification Agreements and provides, among other things, that to the extent permitted by New Jersey law, we will indemnify each of Messrs. Aquilina, Baker, Berger and Seedman against all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with any suit in which he is a party or otherwise involved as a result of his service as a member of our board of directors.
     On November 21, 2008, we entered into indemnification agreements with Messrs. Jastrem, Masanotti, O’Brien and Vogel. Each indemnification agreement is substantially similar to the Officer Indemnification Agreements and provides, among other things, that to the extent permitted by New Jersey law, we will indemnify each of Messrs. Jastrem, Masanotti, O’Brien and Vogel against all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with any suit in which he is a party or otherwise involved as a result of his service as a member of our board of directors, or as our President and Chief Executive Officer, as applicable.
     Philips

     Governance Agreement
     We were party to a governance agreement with Philips (Governance Agreement) until August 6, 2008, at which time Phillips sold its ownership position in us to CBay and the Governance Agreement terminated in accordance with its terms. The Governance Agreement set forth, among other things, the composition of our board and its committees. Pursuant to the Governance Agreement, our board of directors was required to maintain a committee composed only of independent directors that was responsible for the general oversight, administration, amendment and enforcement of the Governance Agreement and monitoring of transactions between us and Philips or parties affiliated with Philips (Supervisory Committee). See the discussion under the heading “Certain Relationships and Related Transactions-Our Policies Regarding Related Party Transactions” below, for more details.
     Licensing Agreement
     We entered into a Licensing Agreement with Philips Speech Recognition Systems GmbH f/k/a Philips Austria GmbH, Philips Speech Processing, a Republic of Austria corporation and an affiliate of Philips (PSRS) on May 22, 2000 (Licensing Agreement). The Licensing Agreement was subsequently amended by the parties as of January 1, 2002, February 23, 2003, August 10, 2003, September 1, 2004, December 30, 2005 and February 13, 2007. During 2008, our competitor, Nuance Communications, Inc. (Nuance) purchased PSRS. PSRS is now a business unit of Nuance.
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
     Upon the expiration of its initial term on June 28, 2005, the Licensing Agreement was renewed for an additional five year term. As part of the Philips’ sale of its majority interest in us to CBay, Philips waived, through June 30, 2011, its right to provide prior to June 30, 2011 a two year advance notice to terminate the Licensing Agreement. This waiver was conditioned upon a similar waiver from us which we have provided.

     We may purchase, license or use a product competing with the Licensed Product during the term of the Licensing Agreement provided we give PSRS at least three months’ prior written notice and the opportunity to submit to us a commercially and technologically competitive offer. We, however, have no obligation to accept such an offer. PSRS is not prohibited from granting a license for the Licensed Product or any similar products to any of our competitors that provide outsourced medical transcription services in North America.
     In connection with the Licensing Agreement, we have a consulting arrangement with PSRS whereby PSRS assists us with the integration of its speech and transcription technologies. Pursuant to the Licensing Agreement and this consulting arrangement, we incurred the following costs (dollars in thousands):

Nine Months Ended	Year Ended
September 30, 2008(1)	December 31, 2007
$2,070	$2,479

(1)	Philips ceased being a related party on August 6, 2008.
     Philips, as discussed above, is no longer a related party to us as of August 6, 2008. However, the Licensing Agreement is still in force.
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
     Pursuant to the Amended OEM Agreement and its predecessor, we incurred the following costs (dollars in thousands):

Nine Months Ended	Year Ended
September 30, 2008(1)	December 31, 2007
$1,645	$2,252

(1)	Philips ceased being a related party on August 6, 2008.
     Equipment Sales
     We purchase dictation related equipment from Philips. We incurred the following costs for such equipment (dollars in thousands):

Nine Months Ended	Year Ended
September 30, 2008	December 31, 2007
$586(1)	$854

(1)	Philips ceased being a related party on August 6, 2008.
     Insurance Coverage through Philips
     We obtained all of our business insurance coverage (other than workers’ compensation) through Philips until August 6, 2008. We incurred the following costs for such business insurance coverage (dollars in thousands):

Nine Months Ended	Year Ended
September 30, 2008	December 31, 2007
$399(1)	$1,794

(1)	Philips ceased being a related party on August 6, 2008.
Nightingale
     On July 30, 2004, our board of directors appointed Howard S. Hoffmann to serve as our Chief Executive Officer. On June 14, 2007, our board of directors appointed Mr. Hoffmann as our President. In connection with his appointment, we entered into a letter agreement with Nightingale, dated as of July 29, 2004 and amended as of December 16, 2004, September 25, 2006, January 8, 2007, September 19,

2007 and March 14, 2008, pursuant to which Nightingale assigned the services of Mr. Hoffmann to us to serve as our President and Chief Executive Officer. Mr. Hoffmann serves as the Managing Partner of Nightingale. Mr. Hoffmann served as our President and Chief Executive Officer through June 10, 2008. Our agreement with Nightingale would have terminated on August 1, 2008 but for the consensual termination of the agreement on June 10, 2008. Amounts paid to Nightingale in connection with Mr. Hoffmann’s service as our President and Chief Executive Officer are described above in Item 11 under the heading “Executive Compensation - Compensation of Mr. Hoffmann, our Former President and Chief Executive Officer.”. Our letter agreement with Nightingale also permitted us to engage personnel employed by Nightingale in addition to Mr. Hoffmann to provide consulting services to us from time to time. Pursuant to our agreement with Nightingale, we incurred the following costs (dollars in thousands):

	Nine Months Ended	Year Ended
Type of Service	September 30, 2008(1)	December 31, 2007
Mr. Hoffmann’s services	$739	$1,788
Nightingale personnel and related expenses	$334	$1,026
Total	$1,073	$2,914

(1)	The agreement with Nightingale was terminated on June 10, 2008 when Mr. Hoffmann’s employment with us terminated.
Our Policies Regarding Related Party Transactions
Transactions with Philips
     Philips beneficially owned approximately 69.5% of our outstanding common stock until August 6, 2008. Philips had, until such date, the ability to cause the election of a majority of the members of our board of directors. As a protection against us from entering into transactions with Philips or any of its subsidiaries that were not arms length, our board of directors maintained a Supervisory Committee composed of Messrs. O’Donoghue, Schwarz and Pinckert as required by the Governance Agreement. All transactions with Philips disclosed in this section were reviewed and approved by the Supervisory Committee.
Transactions with Other Related Parties
     In August 2007, our board of directors adopted a written policy which charges the Audit Committee (or the disinterested members of our board of directors) with the responsibility of approving or ratifying all related party transactions other than those between us and Philips. In addition, if the related party transaction involves compensation, such transaction must also be approved by the Compensation Committee. According to the policy, a “related party transaction” is a transaction between us and any related party other than (i) transactions available to all of our employees generally, (ii) transactions involving less than $5,000 when aggregated with all similar transactions and (iii) transactions with Philips that are subject to the approval of the Supervisory Committee as described above. A “related party,” according to the policy, is any one of the following:
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
          All services provided by KPMG LLP, our independent registered accounting firm, for the years ended December 31, 2008 and 2007 were preapproved by the Audit Committee.
Fees Paid to the Principal Accountant — 2008 and 2007
          The following table sets forth the aggregate fees billed to us for the years ended December 31, 2008 and 2007 by KPMG LLP (in thousands):

Fees	2008	2007
Audit Fees (1)	$2,494	$6,577
Audit-Related Fees	—	—
Tax Fees (2)	272	263
All Other Fees (3)	55	—
Total Fees	$2,821	$6,840

(1)	Audit Fees — represents aggregate fees paid or accrued for the audit of our internal control over financial reporting as required by Section 404, the audit of management’s assessment of our internal control over financial reporting, the audit of our annual financial statements and review of our interim financial statements, and fees for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Tax Fees — represents fees for all professional services rendered by our independent registered public accounting firm’s tax professionals, except those related to the audit of our financial statements, including tax compliance, tax advice and tax planning.

(3)	All Other Fees — represents fees for professional services rendered in connection with KPMG’s assistance to us for the due diligence associated with CBay’s August 2008 purchase of Philips’ majority interest in us.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
     (3) Exhibits. See (b) below.
(b) Exhibits:

3.1(1)	Certificate of Incorporation of MedQuist Inc. (as amended)

3.2(10)	Second Amended and Restated By-Laws, as amended, of MedQuist Inc.

4.1(1)	Specimen Stock Certificate

10.1*(1)	The MRC Group, Inc. Amended and Restated 1992 Stock Option Plan

10.2*(1)	1992 Stock Option Plan of MedQuist Inc., as amended

10.3*(1)	Nonstatutory Stock Option Plan for Non-Employee Directors of MedQuist Inc.

10.4*(1)	MedQuist Inc. 2002 Stock Option Plan

10.5*	Form of Award Agreement under the MedQuist Inc. 2002 Stock Option Plan

10.6*(1)	1996 Employee Stock Purchase Plan

10.7*(1)	MedQuist Inc. Executive Deferred Compensation Plan

10.8*(1)	Separation Agreement and General Release dated June 28, 2007 by and between MedQuist Inc. and Frank Lavelle

10.9*(1)	Separation Agreement and General Release dated June 28, 2007 by and between MedQuist Inc. and Linda Reino

10.10*(1)	Relocation Letter Agreement, dated as of April 26, 2006, between MedQuist Inc. and Adele T. Barbato

10.11*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Michael Clark

10.12*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Mark Sullivan

10.13*(1)	Employment Agreement, dated as of May 27, 2005, between MedQuist Inc. and Mark Ivie

10.14*(1)	Letter Agreement, dated as of November 10, 2006, by and between MedQuist Inc. and James Brennan

10.15*(4)	Retention and Strategic Transaction Bonus Agreements, dated September 20, 2007, with each of Kathleen Donovan, Mark Ivie and Scott Bennett

10.16*(4)	Retention and Strategic Transaction Bonus Agreements, dated September 20, 2007, with each of Mark Sullivan and Michael Clark

10.17*(9)	Letter Agreement by and between MedQuist Inc. and Nightingale & Associates, LLC dated March 14, 2008

10.18(1)	Licensing Agreement, dated as of May 22, 2000, between MedQuist Inc. and Philips Speech Processing GmbH

10.19.1(1)	Amendment No. 1 to Licensing Agreement, dated as of January 1, 2002, between MedQuist Inc. and Philips Speech Processing GmbH

10.19.2#(1)	Amendment No. 2 to Licensing Agreement, dated as of December 10, 2002, between MedQuist Inc. and Philips Speech Processing GmbH

10.19.3#(1)	Amendment No. 3 to Licensing Agreement, dated as of August 10, 2003, between MedQuist Inc. and Philips Speech Processing GmbH

10.19.4#(1)	Amendment No. 4 to Licensing Agreement, dated as of September 1, 2004, between MedQuist Inc. and Philips Speech Processing GmbH

10.19.5#(1)	Amendment No. 5 to Licensing Agreement, dated as of December 30, 2005, between MedQuist Transcriptions, Ltd. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH

10.19.6#(1)	Amendment No. 6 to Licensing Agreement, dated as of February 13, 2007, between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH

10.20#(1)	Amended and Restated OEM Supply Agreement dated September 21, 2007, between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH

10.21(1)	Mt. Laurel, New Jersey Office Lease Agreement dated as of June 17, 2003

10.21.1(1)	First Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of August 26, 2003

10.21.2(1)	Second Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003

10.21.3(1)	Third Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003

10.21.4(1)	Confirmation of Lease Term regarding Mt. Laurel, New Jersey Office Lease dated as of August 10, 2006

10.22.1(1)	Memorandum of Understanding dated March 23, 2007 by and among (i) MedQuist, Inc., Brian J. Kearns, David A. Cohen, John A. Donohoe, Ethan Cohen, John W. Quaintance, and Ronald F. Scarpone, and (ii) Greater Pennsylvania Carpenters Pension Fund

10.22.2(2)	Stipulation of Settlement dated March 23, 2007 by and among (i) MedQuist, Inc., Brian J. Kearns, David A. Cohen, John A. Donohoe, Ethan Cohen, John W. Quaintance, and Ronald F. Scarpone, and (ii) Greater Pennsylvania Carpenters Pension Fund

10.23*(1)	MedQuist Inc. Board of Directors Deferred Compensation Plan

10.24*(1)	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and John H. Underwood

10.25*(1)	Indemnification Agreement, dated as of July 3, 2007 between MedQuist Inc. and Richard H. Stowe

10.26*(10)	Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers

10.27*(6)	Indemnification Agreement, dated as of December 11, 2007 between MedQuist Inc. and Mark Schwarz

10.28*(6)	Indemnification Agreement, dated as of December 7, 2007 between MedQuist Inc. and Brian O’Donoghue

10.29*(7)	Indemnification Agreement, dated as of February 21, 2008 between MedQuist Inc. and Warren Pinckert

10.30(8)	Settlement Term Sheet dated March 10, 2008 by and among (i) MedQuist Inc. and (ii) Partners Healthcare System, Northbay Healthcare Group, Hospital Corporation of America, St. Lukes Regional Medical Center, Palisades Medical Center, Mt. Sinai Medical Center, Ascension Health Ministry, Bayonne Medical Center, Bon Secours Health System, Inc., South Broward Memorial Hospital District and University of Colorado, and all related or associated facilities

10.31*(12)	Employment Agreement by and between Peter Masanotti and MedQuist Inc., dated September 3, 2008

10.32#(13)	Transcription Services Agreement by and between MedQuist Transcriptions, Ltd. and CBay Systems & Services, Inc. dated September 15, 2008

10.33*(14)	Indemnification Agreement dated November 21, 2008 between MedQuist Inc. and Peter Masanotti

10.34(15)	Settlement Agreement dated November 25, 2008 by and among(i) the United States of America, acting through the United States Department of Justice and on behalf of the Department of Veteran’s Affairs, the Department of Defense, the Public Health Service and part of the Department of Health and Human Resources, (ii) Christopher Foley, (iii) Susan Purdue and (iv) MedQuist Inc.

10.35*	Form of Indemnification Agreement by and between MedQuist Inc. and certain directors

21	Subsidiaries of MedQuist Inc.

23(16)	Consent of KPMG LLP

24	Power of Attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order for confidential treatment from the SEC

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on July 5, 2007

(2)	Incorporated by reference to our Current Report on Form 8-K/A filed on August 24, 2007

(3)	Incorporated by reference to our Current Report on Form 8-K filed on August 28, 2007

(4)	Incorporated by reference to our Current Report on Form 8-K filed on September 25, 2007

(5)	Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2007

(6)	Incorporated by reference to our Current Report on Form 8-K filed on December 11, 2007

(7)	Incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008

(8)	Incorporated by reference to our Current Report on Form 8-K filed on March 14, 2008

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008

(10)	Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2008

(11)	Incorporated by reference to our Current Report on Form 8-K filed on August 25, 2008

(12)	Incorporated by reference to our Current Report on Form 8-K filed on September 9, 2008

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2008

(14)	Incorporated by reference to our Current Report on Form 8-K filed on November 28, 2008

(15)	Incorporated by reference to our Current Report on Form 8-K filed on December 3, 2008

(16)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedQuist Inc.
By:	/s/ Peter Masanotti
Peter Masanotti
President and Chief Executive Officer

     Date: April 30, 2009
     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter Masanotti	President and Chief Executive Officer	April 30, 2009
Peter Masanotti	(Principal Executive Officer)

/s/ Dominick Golio	Chief Financial Officer	April 30, 2009
Dominick Golio	(Principal Financial Officer)

/s/ James Brennan	Principal Accounting Officer, Controller	April 30, 2009
James Brennan	and Vice President

*	Non-Executive Chairman of the Board of	April 30, 2009
Robert Aquilina	Directors

*	Director	April 30, 2009
Frank Baker

*	Director	April 30, 2009
Peter E. Berger

*	Director	April 30, 2009
John F. Jastrem

*	Director	April 30, 2009
Colin J. O’Brien

*	Director	April 30, 2009
Brian O’Donoghue

*	Director	April 30, 2009
Warren E. Pinckert II

Signature	Capacity	Date

*	Director	April 30, 2009
Mark E. Schwarz

*	Director	April 30, 2009
Michael Seedman

*	Director	April 30, 2009
Andrew E. Vogel

* By:	/s/ Peter Masanotti

Attorney-In-Fact

EXHIBIT INDEX

Exhibit	Description

21	Subsidiaries of MedQuist Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002