Form 10-Q
period 2009-03-31
MEDQUIST INC
filed 2009-05-08
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of registrant’s shares of common stock, no par value, outstanding as of April 30, 2009 was 37,555,893.

MEDQUIST INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended
	March 31,
	2009	2008
Net revenues	$78,944	$83,725

Operating costs and expenses:
Cost of revenues	53,868	61,258
Selling, general and administrative	10,577	13,095
Research and development	2,416	4,119
Depreciation	2,552	2,928
Amortization of intangible assets	1,511	1,361
Cost of investigation and legal proceedings, net	785	6,398

Total operating costs and expenses	71,709	89,159

Operating income (loss)	7,235	(5,434)

Equity in income of affiliated company	72	16
Other income	—	438
Interest income, net	46	1,288

Income (loss) before income taxes	7,353	(3,692)

Income tax provision	499	725

Net income (loss)	$6,854	$(4,417)

Net income (loss) per share:
Basic	$0.18	$(0.12)

Diluted	$0.18	$(0.12)

Weighted average shares outstanding:
Basic	37,556	37,544

Diluted	37,556	37,544

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$51,854	$39,918
Accounts receivable, net of allowance of $4,148 and $4,802, respectively	46,465	50,374
Income tax receivable	174	154
Other current assets	7,133	8,053

Total current assets	105,626	98,499

Property and equipment, net	13,916	15,785
Goodwill	40,372	40,545
Other intangible assets, net	39,053	39,877
Deferred income taxes	1,178	1,204
Other assets	6,385	6,295

Total assets	$206,530	$202,205

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,129	$7,487
Accrued expenses	10,238	11,994
Accrued compensation	12,126	11,204
Customer accommodation	11,994	12,055
Deferred income taxes	651	651
Deferred revenue	14,207	15,630

Total current liabilities	56,345	59,021

Deferred income taxes	1,104	799
Other non-current liabilities	2,090	2,033

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares; 37,556 and 37,556 shares issued and outstanding, respectively	237,955	237,907
Accumulated deficit	(92,342)	(99,198)
Accumulated other comprehensive income	1,378	1,643

Total shareholders’ equity	146,991	140,352

Total liabilities and shareholders’ equity	$206,530	$202,205

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Three months ended
	March 31,
	2009	2008
Operating activities:
Net income (loss)	$6,854	$(4,417)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	4,063	4,289
Equity in income of affiliated company	(72)	(16)
Deferred income tax provision	309	719
Stock option expense	48	92
Provision for (recovery of) doubtful accounts	(105)	263
Loss on disposal of property and equipment	24	26

Changes in operating assets and liabilities:
Accounts receivable	3,920	(3,700)
Income tax receivable	(20)	78
Other current assets	923	(189)
Other non-current assets	(18)	70
Accounts payable	392	(2,773)
Accrued expenses	(1,739)	(746)
Accrued compensation	930	(999)
Customer accommodation	—	(459)
Deferred revenue	(1,424)	1,441
Other non-current liabilities	63	(70)

Net cash provided by (used in) operating activities	$14,148	$(6,391)

Investing activities:
Purchase of property and equipment	(1,393)	(1,837)
Capitalized software	(766)	(611)

Net cash used in investing activities	(2,159)	(2,448)

Financing activities:
Net cash provided by financing activities	—	—

Effect of exchange rate changes	(53)	(32)

Net increase (decrease) in cash and cash equivalents	11,936	(8,871)

Cash and cash equivalents — beginning of period	39,918	161,582

Cash and cash equivalents — end of period	$51,854	$152,711

Supplemental cash flow information:

Cash paid (recovered) for income taxes	$(131)	$95

Accommodation payments paid with credits	$61	$404

The accompanying notes are an integral part of these consolidated financial statements.

     1. Basis of Presentation
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
     These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information contained herein. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations. As permitted under GAAP, interim accounting for certain expenses is based upon full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon actual year to date income tax rates as permitted by Financial Accounting Standards Board (FASB) Interpretation 18, “Accounting for Income Taxes in Interim Periods”.
     Our accounting policies are set forth in detail in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 11, 2009. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2008.
     2. Stock-Based Compensation
     The following table summarizes our stock-based compensation expense related to employee stock options recognized under SFAS No. 123R, “ Share Based Payment,” (SFAS 123R):

	Three months ended March 31,
	2009	2008
Selling, general and administrative	$48	$56
Research and development	—	24
Cost of revenues	—	12

Total	$48	$92

     As of March 31, 2009, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $486 which is expected to be recognized over a period of 2.5 years.
     Information with respect to our common stock options is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding, December 31, 2008	1,816	$23.34
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled	(234)	19.48

Outstanding, March 31, 2009	1,582	24.54	3.7	$—

Exercisable, March 31, 2009	1,286	28.29	2.4	$—

Options vested and expected to vest as of March 31, 2009	1,582	$24.54	3.7	$—

The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of in-the-money options.
There were no options granted or exercised during the three months ended March 31, 2009 and 2008. In the first quarter of 2009, we modified the stock options previously granted in the third quarter of 2008 to our Chief Executive Officer. The grant price was increased from $4.85 per share to $8.25 per share by a committee of the board of directors. There was no incremental cost of the modification. We estimated fair value for the modified option granted as of the date of the modification by applying the Black-Scholes option pricing valuation model. The application of this model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The key assumptions used in determining the fair value of the options granted during the three months ended March 31, 2009 were:

Expected term (years)	5.92
Expected volatility	54.46%
Dividend yield	0%
Expected risk free interest rate	3.25%
     A summary of outstanding and exercisable common stock options as of March 31, 2009 is as follows:

Options outstanding				Options exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	(in years)	Price	of Shares	Price
$2.71 – $10.00	314	9.0	$8.10	18	$5.71
$10.01 – $20.00	397	3.6	$15.89	397	$15.89
$20.01 – $30.00	580	2.2	$26.47	580	$26.47
$30.01 – $40.00	96	1.0	$33.31	96	$33.31
$40.01 – $70.00	195	1.2	$58.69	195	$58.69

	1,582	3.7	$24.54	1,286	$28.29

As of March 31, 2009, there were 887 additional options available for grant under our stock option plans.
     3. Other Comprehensive Income (Loss)
     Other comprehensive income (loss) was as follows:

	Three months ended March 31,
	2009	2008
Net income (loss)	$6,854	$(4,417)
Foreign currency translation adjustment	(265)	(104)

Comprehensive income (loss)	$6,589	$(4,521)

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

     The following table reflects the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three months ended March 31,
	2009	2008
Net income (loss)	$6,854	$(4,417)

Weighted average shares outstanding:
Basic	37,556	37,544
Effect of dilutive shares	—	—

Diluted	37,556	37,544

Net income (loss) per share:
Basic	$0.18	$(0.12)
Diluted	$0.18	$(0.12)
     The computation of diluted net income (loss) per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income (loss) per share. Shares having an anti-dilutive effect on net income (loss) per share and, therefore, excluded from the calculation of diluted net income (loss) per share, totaled 1,582 and 1,651 for the three months ended March 31, 2009 and 2008, respectively.
     5. Customer Accommodation
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
     We are unable to predict how many customers, if any, may accept the outstanding accommodation offers on the terms proposed by us, nor are we able to predict the timing of the acceptance (or rejection) of any outstanding accommodation offers. Until any offers are accepted, we may withdraw or modify the accommodation program or any outstanding offers at any time. In addition, we are unable to predict how many future offers, if made, will be accepted on the terms proposed by us. We regularly evaluate whether to proceed with, modify or withdraw the accommodation program or any outstanding offers.
     The following is a summary of the financial statement activity related to the customer accommodation which is included as a separate line item in the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008:

	Three months ended	Year ended
	March 31, 2009	December 31, 2008
Beginning balance	$12,055	$18,459
Payments and other adjustments	—	(5,664)
Credits	(61)	(740)

Ending balance	$11,994	$12,055

6. Cost of Investigation and Legal Proceedings, Net
     For the three months ended March 31, 2009 and 2008, we recorded charges of $785 and $6,398, respectively, for costs associated with the Review as well as defense and other costs associated with governmental investigations and civil litigation. The following is a summary of the amounts recorded as Cost of investigation and legal proceedings, net, in the accompanying consolidated statements of operations:

	Three months ended March 31,
	2009	2008
Legal fees	$755	$4,661
Other professional fees	30	237
Other	—	1,500

Total	$785	$6,398

     Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs. The 2008 Other amount of $1,500 is for the settlement of all claims related to the consolidated medical transcriptionists putative class action. (See Note 9).

7. Restructuring Plans
2008 Restructuring Plans
     During the fourth quarter of 2008, we implemented a restructuring plan related to a reduction in workforce of 189 employees in order to better align costs with revenues. We recorded $2,135 in severance charges related to the 2008 restructuring plan. The remaining restructuring costs are included in accrued expenses in the accompanying consolidated balance sheet as of March 31, 2009. The table below reflects the financial statement activity related to the 2008 Plan which is included in accrued expenses in the accompanying consolidated balance sheets:

	Three Months Ended	Year Ended
	March 31, 2009	December 31, 2008
Beginning balance	$1,323	$—
Charge	—	2,135
Cash paid	(873)	(812)

Ending balance	$450	$1,323

8. Income Taxes
     Our consolidated income tax expense consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable period as well as state and foreign income taxes. We have recorded a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years.
     Under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (FIN 48), we classify penalties and interest related to uncertain tax positions as part of income tax expense. There were no material changes to our uncertain tax positions, including penalties and interest for the three months ended March 31, 2009.
9. Commitments and Contingencies
SEC Investigations
     Of the Company
          In 2004, the SEC commenced an investigation of us relating to our billing practices. We fully cooperated with the SEC from the beginning of its investigation and we complied with information and document requests by the SEC. We resolved the investigation against us by entering into a settlement with the SEC on March 6, 2009 pursuant to which we agreed to the entry of final judgment in prospective litigation by the SEC, including an injunction against us from violating federal securities laws. The court entered the final judgment and consent on March 13, 2009. Under the settlement, we did not pay any fines or penalties to the SEC, and we did not admit to or deny any liability or wrongdoing.
     Of Former Officers
          With respect to our historical billing practices, the SEC is pursuing civil litigation against one of our current employees, who was our former controller but who does not currently serve in a senior management or financial reporting oversight role, and our former chief financial officer, whose employment with us ended in July 2004. Pursuant to our bylaws, we have indemnification obligations for the legal fees for these former officers.
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
          The parties exchanged initial disclosures on October 6, 2008 and appeared before the court for an initial scheduling conference on October 14, 2008. Kaiser’s initial disclosures claim damages, including compensatory damages, punitive damages, and prejudgment interest, in excess of $12 million. Following the scheduling conference, the court ordered the parties to appear in person for mediation. The parties exchanged mediation statements on February 13, 2009, and mediation was held on February 27, 2009 but the case was not settled. The court heard argument on our motion to dismiss on March 19, 2009. On April 8, 2009, the court entered an order denying our motion to dismiss, except that our motion to dismiss plaintiffs’ claim under the fraudulent prong of the California Unfair Competition Law was granted. The court issued a scheduling order on April 17, 2009, setting a pretrial schedule. We filed our answer to plaintiff’s complaint on April 23, 2009.
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
     The allegations contained in the Myers case are substantially similar to those contained in the Hoffmann and Force putative class actions and, as detailed above, the three actions were consolidated.
     On or about April 21, 2008, the parties reached an agreement in principle to settle all claims on behalf of a class of medical transcriptionists paid by the line for the period from November 29, 1998 through August 11, 2008 in exchange for payment of $1.5 million plus certain injunctive relief. The parties executed a final settlement agreement, and the court preliminarily approved the settlement on November 7, 2008. On December 23, 2008, the Court entered a further order preliminarily approving the settlement and modifying the notice schedule as agreed to by the parties. Notice was mailed to the settlement class, and summary notice was published. The deadlines to object to or request exclusion from the settlement class have passed, and the Court issued a final judgment and order of dismissal with prejudice on March 31, 2009. Neither we, nor any other party, has admitted or will admit liability or any wrongdoing in connection with the settlement.
Shareholder Litigation
     Kahn Putative Class Action
     On January 22, 2008, MedQuist shareholder Alan R. Kahn filed a shareholder putative class action lawsuit against us, Koninklijke Philips Electronics N.V. (Philips) and four of our former non-independent directors, Clement Revetti, Jr., Stephen H. Rusckowski, Gregory M. Sebasky and Scott Weisenhoff. The action, entitled Alan R. Kahn v. Stephen H. Rusckowski, et al., Docket No. BUR-C-000007-08, was venued in the Superior Court of New Jersey, Chancery Division, Burlington County. In the action, plaintiff purports to bring the action on his own behalf and on behalf of all current holders of our common stock. The original complaint alleged that defendants breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by purportedly agreeing to and initiating a process for our sale or a change of control transaction which will allegedly cause harm to plaintiff and members of the putative class. Plaintiff sought damages in an unspecified amount, plus costs and interest, a judgment declaring that defendants breached their fiduciary duties and that any proposed transactions regarding our sale or change of control are void, an injunction preventing our sale or any change of control transaction that is not entirely fair to the class, an order directing us to appoint three independent directors to our board of directors, and attorneys’ fees and expenses.
     On June 12, 2008, plaintiff filed an amended class action complaint against us, eight of our current and former directors, and Philips in the Superior Court of New Jersey, Chancery Division. In the amended complaint, plaintiff alleged that our current and former directors breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by not providing our public shareholders with the opportunity to decide whether they wanted to participate in a share purchase offer with non-party CBaySystems Holdings that would have allowed the public shareholders to sell their shares of our common stock for an amount above market price. Plaintiff further alleged that CBaySystems Holdings made the share purchase offer to our majority shareholder, Philips, and that Philips breached its fiduciary duties by accepting CBaySystems Holdings’ offer. Based on these allegations, plaintiff sought declaratory, injunctive, and monetary relief from all defendants. Plaintiff claimed that we were only named as a party to the litigation for purposes of injunctive relief.
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
     During discovery in the arbitration, Claimants have repeatedly modified the individual damage claims and now allege that they are asserting two alternative damage theories. Claimants have not specified what the two alternative damage theories are, but have stated that they are seeking alternative damage amounts for each Claimant. The Panel has tentatively scheduled the arbitration to begin in October 2009. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.
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
     We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of March 31, 2009 or December 31, 2008 related to these indemnification provisions.
     We have insurance policies which provided coverage for certain of the matters related to the legal actions described herein and certain other legal actions that were previously settled or dismissed.
     Network and information systems, the Internet and other technologies are critical to our business activities. Substantially all of our transcription services are dependent upon the use of network and information systems, including the use of our DEP and our license to use speech recognition software which is licensed from a third party. If information systems including the Internet or our DEP are disrupted, or if the third party does not renew our license to use speech recognition software, we could face a significant disruption of services. We have an active disaster recovery program in place for our information systems and DEP. We believe there are alternative speech recognition software vendors that could replace the current vendor. MedQuist has periodically experienced short term outages with its DEP, which have not significantly disrupted our business
10. Related Party Transactions
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
     On September 15, 2008, our wholly-owned subsidiary, MedQuist Transcriptions, Ltd., entered into a transcription services agreement (the 2008 TSA) with CBay Systems & Services, Inc. (CBay Systems), a wholly-owned subsidiary of CBaySystems Holdings, pursuant to which we outsource certain medical transcription services to CBay Systems. The 2008 TSA will expire on September 15, 2010 unless sooner terminated by either party. For the three months ended March 31, 2009, we incurred expenses of $958 which were recorded in Cost of Revenues. As of March 31, 2009 and December 31, 2008, accounts payable included $414 and $283, respectively, for amounts due to CBay Systems for services performed.
     On April 3, 2009, MedQuist Transcriptions, Ltd. entered into a transcription services agreement (Transcription Services Agreement) with CBay Systems, pursuant to which we outsource certain medical transcription services to CBay. The Transcription Services Agreement will expire on April 3, 2012 unless sooner terminated by either party. Under the Transcription Services Agreement, we pay CBay a per line fee based on each transcribed line of text processed and the specific type of service provided. CBay will perform its services using our DocQment Enterprise Platform and will be held to certain performance standards and quality guidelines set forth in the Transcription Services Agreement. The specific services to be performed will be set forth in order forms delivered by us to CBay from time to time during the term of the Transcription Services Agreement.
     On March 31, 2009, MedQuist Transcriptions, Ltd. entered into a transcription services subcontracting agreement (Subcontracting Agreement) with CBay Systems, pursuant to which CBay will subcontract certain medical transcription, editing and related services to us. Under the Subcontracting Agreement, we will provide the medical transcription, editing and related services to CBay using labor located within the United States using our DocQment Enterprise Platform. The specific services to be performed will be set forth in order forms delivered by CBay to us from time to time during the term of the Subcontracting Agreement. We will receive 98% of the net monthly fees collected by CBay from its customers for the services provided us.
     For the three months ended March 31, 2009, we incurred services expenses with CBaySystems Holdings of $350 which has been recorded in Selling, General and Administrative expense. As of March 31, 2009 and December 31, 2008, accrued expenses included $350 and $342, respectively, for amounts due to CBaySystems Holdings for services performed.
     Also, as of March 31, 2009 and December 31, 2008, Accounts Payable includes $14 and $40, respectively, related to travel expenses incurred by CBaySystems Holdings’ executives on our behalf.
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
     OEM Supply Agreement
     On September 21, 2007, we entered into an Amended and Restated OEM Supply Agreement (Amended OEM Agreement) with PSRS. The Amended OEM Agreement amends and restates a previous OEM Supply Agreement with PSRS dated September 23, 2004. In connection with the Amended OEM Agreement certain amounts paid to PSRS were capitalized in fixed assets and are being amortized over a three-year period. During 2008, our competitor, Nuance purchased PSRS. PSRS is now a business unit of Nuance.
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
     Other
          From time to time prior to the CBaySystems Holdings Purchase, we entered into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $39 for the three months ended March 31, 2008.
          Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three months ended March 31, 2008. Philips ceased being a related party on August 6, 2008. Charges related to these agreements are included in cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of operations.

Three
months
ended
March 31,
2008
Licensing agreement	$805
OEM supply agreement	875
Equipment purchases	301
Insurance coverage	167
Other	(39)

Total	$2,109

 On July 29, 2004, we entered into an agreement with Nightingale and Associates, LLC (Nightingale) under which Nightingale agreed to provide interim chief executive officer services to us. On July 30, 2004, our board of directors appointed Howard S. Hoffmann to serve as our non-employee chief executive officer. Mr. Hoffmann served as the Managing Partner of Nightingale. Our board of directors appointed Mr. Hoffmann to the additional position of president in June 2007.
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
     For the three months ended March 31, 2008, we incurred charges of $641 respectively, for Nightingale services, which were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.
11. Investment in A-Life Medical, Inc. (A-Life)
     As of March 31, 2009 and December 31, 2008, we had an investment of $6,322 and $6,252 respectively, in A-Life, a privately held entity which provides advanced natural language processing technology for the medical industry. Our investment is recorded under the equity method of accounting since we owned 33.6% of A-Life’s outstanding voting shares as of March 31, 2009 and December 31, 2008. Our investment in A-Life is recorded in other assets in the accompanying consolidated balance sheets.
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
12. Financial Instruments
     Effective January 1, 2008, we adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for these items did not have a material impact on our financial position, results of operations and cash flows. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access. Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves. Level 3: Inputs are unobservable data points that are not corroborated by market data. At March 31, 2009, we held one financial asset, our Executive Deferred Compensation Plan assets (EDCP) included in other current assets with a fair value of $739. We measure the fair value of our EDCP on a recurring basis using Level 2 (significant other observable) inputs as defined by SFAS 157. The adoption of SFAS 157 did not have an impact on the basis for measuring the fair value of these items. Our EDCP previously allowed certain members of management and other highly compensated employees to defer a certain percentage of their income. Our board of directors indefinitely suspended the EDCP in June 2004.

     The following table presents our fair value hierarchy for those financial assets measured at fair value on a recurring basis in our consolidated Balance Sheet as of March 31, 2009 and December 31, 2008:

Quoted Prices In
		Active Markets for	Significant Other	Significant
	March 31,	Identical	Observable	Unobservable
	2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Executive Deferred Compensation Plan assets	$739	$—	$739	$—

Quoted Prices In
		Active Markets for	Significant Other	Significant
	December 31	Identical	Observable	Unobservable
	2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Executive Deferred Compensation Plan assets	$787	$—	$787	$—

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
•	each of the factors discussed in Item 1A, Risk Factors, of this report as well as risks discussed elsewhere in this report;

•	each of the matters discussed in Part II, Item 1, Legal Proceedings;

•	our ability to recruit and retain qualified MTs and other employees;

•	changes in law, including, without limitation, the impact HIPAA will have on our business;

•	the impact of our new services and products on the demand for our existing services and products;

•	our increased dependence on speech recognition technology, which we license, but do not own;

•	our current dependence on medical transcription for substantially all of our business;

•	our ability to expand our customer base;

•	infringement on the proprietary rights of others;

•	our ability to diversify into other businesses;

•	our increased dependence on offshore medical transcription subcontractors;

•	our ability to effectively integrate newly-acquired operations, if any;

•	competitive pricing and service feature pressures in the medical transcription industry and our response to those pressures;

•	difficulties relating to our significant management turnover; and

•	general conditions in the economy and capital markets.
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
     You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Executive Overview
     We are a leading provider of medical transcription services and a leader in technology enabled clinical documentation workflow. We service health systems, hospitals and large group medical practices throughout the U.S., and we are the largest employer of MTs in the U.S. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition and electronic signature services.
     We were incorporated in New Jersey in 1984 and reorganized in 1987 as a group of outpatient healthcare businesses affiliated with a non-profit healthcare provider. In May 1994, we acquired our first medical transcription business. Through the date of this report, we have acquired over 50 companies. By the end of 1995, we had divested all of our non-medical transcription businesses.
     On August 6, 2008, CBaySystems Holdings Limited (CBaySystems Holdings) purchased Philips’ 69.5% interest in MedQuist. CBaySystems Holdings is a company that is publicly traded on the AIM market of the London Stock Exchange with a portfolio of investments in medical transcription, which includes a company that competes with us in the medical transcription market, healthcare technology, and healthcare financial services.
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
     We believe the outsourced portion of the medical transcription services market will increase due in part to healthcare providers seeking the following:
•	reduction in overhead and other administrative costs, driven by current and projected U.S. economic conditions;

•	improvement in the quality and speed of delivery of transcribed medical reports;

•	access to leading technologies, such as speech recognition technology, without any development and investment risk;

•	expertise in implementing and managing a medical transcription system tailored to the providers’ specific requirements;

•	access to skilled MTs; and

•	support for compliance with governmental and industry mandated privacy and security requirements and electronic health record (EHR) initiatives.
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
     We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 other than as described in Note 1 of the “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
     Cost of investigation and legal proceedings, net
     Cost of investigation and legal proceedings, net include legal fees incurred in connection with investigations by the U.S. Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ), both of which were settled in 2008 and proceedings and the defense of civil litigation matters described in Part II, Item 1, Legal Proceedings in this report and litigation support consulting.
Consolidated Results of Operations
     The following tables set forth our consolidated results of operations for the periods indicated below:
Comparison of Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009		2008
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change
Net revenues	$78,944	100.0%	$83,725	100.0%	$(4,781)	(5.7%)

Operating costs and expenses:
Cost of revenues	53,868	68.2%	61,258	73.2%	(7,390)	(12.1%)
Selling, general and administrative	10,577	13.4%	13,095	15.6%	(2,518)	(19.2%)
Research and development	2,416	3.1%	4,119	4.9%	(1,703)	(41.3%)
Depreciation	2,552	3.2%	2,928	3.5%	(376)	(12.8%)
Amortization of intangible assets	1,511	1.9%	1,361	1.6%	150	11.0%
Cost of investigation and legal proceedings, net	785	1.0%	6,398	7.6%	(5,613)	(87.7%)

Total operating costs and expenses	71,709	90.8%	89,159	106.5%	(17,450)	(19.6%)

Operating income (loss)	7,235	9.2%	(5,434)	(6.5%)	12,669	(233.1%)

Equity in income of affiliated company	72	0.1%	16	0.0%	56	350.0%
Other income	—	—	438	0.5%	(438)	(100.0%)
Interest income, net	46	0.1%	1,288	1.5%	(1,242)	(96.4%)

Income (loss) before income taxes	7,353	9.3%	(3,692)	(4.4%)	11,045	(299.2%)

Income tax provision (benefit)	499	0.6%	725	0.9%	(226)	(31.2%)

Net income (loss)	$6,854	8.7%	$(4,417)	(5.3%)	$11,271	(255.2%)

Net revenues
     Net revenues decreased $4.8 million, or 5.7%, to $78.9 million for the three months ended March 31, 2009 compared with $83.7 million for the three months ended March 31, 2008. This decrease was attributable primarily to reduced service revenues of $4.5 million resulting primarily from lower medical transcription volume. Other revenues decreased $0.3 million.
Cost of revenues
     Cost of revenues decreased $7.4 million, or 12.1%, to $53.9 million for the three months ended March 31, 2009 compared with $61.3 million for the three months ended March 31, 2008. This decrease was attributable primarily to:
•	reduced medical transcription payroll costs of $3.0 million related directly to our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	reduced technology product costs of $0.9 million;

•	reduced medical transcription payroll cost of $1.9 million related to the decrease in our lower medical transcription volumes; and

•	reduced costs of $1.6 million resulting from headcount reductions taken in 2008 to better align our overhead costs with our lower revenues levels.
     As a percentage of net revenues, cost of revenues decreased to 68.2% for the three months ended March 31, 2009 from 73.2% for the same period in 2008, largely as a result of our increased use of speech recognition technology and actions taken to better align our fixed costs with our lower revenue levels.
Selling, general and administrative
     SG&A expenses decreased $2.5 million, or 19.2%, to $10.6 million for the three months ended March 31, 2009 compared with $13.1 million for the three months ended March 31, 2008. This decrease was attributable to a decrease of $0.9 million due to reduced professional fees related to our evaluation of strategic alternatives; a decrease of $1.2 million related to compensation expense as a result of reductions in workforce and reduced audit fees of $0.4 million. SG&A expense in the three month period ended March 31, 2009 as a percentage of net revenues was 13.4% compared with 15.6% for the same period in 2008.
Research & development
     R&D expenses decreased $1.7 million, or 41.3%, to $2.4 million for the three months ended March 31, 2009 compared with $4.1 million for the three months ended March 31, 2008. This decrease was related to a decrease of $0.9 million related to compensation expense as a result of reductions in workforce; an increase in the amounts we capitalized for software development of $0.7 million and a decrease of other costs of $0.1 million. R&D expenses as a percentage of net revenues were 3.1% for the three months ended March 31, 2009 compared with 4.9% for the three months ended March 31, 2008.
Depreciation
     Depreciation expense decreased $0.3 million, or 12.8%, to $2.6 million for the three months ended March 31, 2009 compared with $2.9 million for the three months ended March 31, 2008. This decrease was primarily the result of reduced capital spending in 2008. Depreciation expense as a percentage of net revenues was 3.2% for the three months ended March 31, 2009 compared with 3.5% for the same period in 2008.
Amortization
     Amortization expense increased $0.1 million, or 11.0%, to $1.5 million for the three months ended March 31, 2009 compared with $1.4 million for the three months ended March 31, 2008. This increase was primarily the result of amortization expense associated with software development projects which were completed in 2008. Amortization expense as a percentage of net revenues was 1.9% for the three months ended March 31, 2009 compared with 1.6% for the same period in 2008.

Cost of investigation and legal proceedings, net
     Costs and expenses associated with the Review are being reported as cost of investigation and legal proceedings, net. These costs and expenses decreased $5.6 million, or 87.7%, to $0.8 million for the three months ended March 31, 2009 compared with $6.4 million for the three months ended March 31, 2008. This decrease in costs was due primarily to a reduction in legal fees of $4.1 million as compared to the same period in 2008 and the proposed settlement of $1.5 million related to the medical transcriptionists putative class action which was accrued in 2008. We expect to incur additional legal fees in accordance with the indemnification of two former officers.
Interest income, net
     Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net decreased $1.2 million, or 96.4%, to $0.0 million for the three months ended March 31, 2009 compared with $1.3 million for the three months ended March 31, 2008. This decrease was attributable to the dividend payout of $103.3 million in August 2008, combined with lower weighted average interest rates earned in the 2009 period (0.4%) compared with the 2008 period (3.3%).
Income tax provision
     The effective income tax rate for the three months ended March 31, 2009 was 6.8% compared with an effective income tax rate of (19.6)% for the three months ended March 31, 2008. The 2009 rate consists primarily of provisions for the deferred tax liability related to the current year tax goodwill amortization which is indefinite in nature as well as a decrease in the valuation allowance related to deferred tax assets utilized to offset earnings in the current quarter. The provisions also include state and foreign income taxes. The lower 2009 rate is due primarily to reduced tax expense attributable to the deferred tax liabilities associated with indefinite life intangible assets related to goodwill which was impaired in 2008 and a reduction in the overall valuation allowance in the period ended March 31, 2009 compared to an increase in the valuation allowance in the period ended March 31, 2008 due to pretax income for the period ended March 31, 2009 compared to a pretax loss for the period ended March 31, 2008.
Liquidity and Capital Resources
     As of March 31, 2009, we had working capital of $49.3 million compared with $39.5 million as of December 31, 2008. Our principal source of liquidity was available cash on hand. Cash and cash equivalents increased $12.0 million for the three months ended March 31, 2009 to $51.9 million from $39.9 million as of December 31, 2008. This increase was driven primarily by cash provided by operating activities of $14.2 million offset by cash used to purchase property and equipment of $1.4 million, and cash used for software development activities of $0.8 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
SEC Investigations
     Of the Company
          In 2004, the SEC commenced an investigation of us relating to our billing practices. We fully cooperated with the SEC from the beginning of its investigation and we complied with information and document requests by the SEC. We resolved the investigation against us by entering into a settlement with the SEC on March 6, 2009 pursuant to which we agreed to the entry of final judgment in prospective litigation by the SEC, including an injunction against us from violating federal securities laws. The court entered the final judgment and consent on March 13, 2009. Under the settlement, we did not pay any fines or penalties to the SEC, and we did not admit to or deny any liability or wrongdoing.
     Of Former Officers
          With respect to our historical billing practices, the SEC is pursuing civil litigation against one of our current employees, who was our former controller but who does not currently serve in a senior management or financial reporting oversight role, and our former chief financial officer, whose employment with us ended in July 2004. Pursuant to our bylaws, we have indemnification obligations for the legal fees for these former officers.
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
     The parties exchanged initial disclosures on October 6, 2008 and appeared before the court for an initial scheduling conference on October 14, 2008. Kaiser’s initial disclosures claim damages, including compensatory damages, punitive damages, and prejudgment interest, in excess of $12 million. Following the scheduling conference, the court ordered the parties to appear in person for mediation. The parties exchanged mediation statements on February 13, 2009, and mediation was held on February 27, 2009 but the case was not settled. The court heard argument on our motion to dismiss on March 19, 2009. On April 8, 2009, the court entered an order denying our motion to dismiss, except that our motion to dismiss plaintiffs’ claim under the fraudulent prong of the California Unfair Competition Law was granted. The court issued a scheduling order on April 17, 2009, setting a pretrial schedule. We filed our answer to plaintiff’s complaint on April 23, 2009.

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
     The allegations contained in the Myers case are substantially similar to those contained in the Hoffmann and Force putative class actions and, as detailed above, the three actions were consolidated.
     On or about April 21, 2008, the parties reached an agreement in principle to settle all claims on behalf of a class of medical transcriptionists paid by the line for the period from November 29, 1998 through August 11, 2008 in exchange for payment of $1.5 million plus certain injunctive relief. The parties executed a final settlement agreement, and the court preliminarily approved the settlement on November 7, 2008. On December 23, 2008, the Court entered a further order preliminarily approving the settlement and modifying the notice schedule as agreed to by the parties. Notice was mailed to the settlement class, and summary notice was published. The deadlines to object to or request exclusion from the settlement class have passed, and the Court issued a final judgment and order of dismissal with prejudice on March 31, 2009. Neither we, nor any other party, has admitted or will admit liability or any wrongdoing in connection with the settlement.
Shareholder Litigation
     Kahn Putative Class Action
     On January 22, 2008, MedQuist shareholder Alan R. Kahn filed a shareholder putative class action lawsuit against us, Philips and four of our former non-independent directors, Clement Revetti, Jr., Stephen H. Rusckowski, Gregory M. Sebasky and Scott Weisenhoff. The action, entitled Alan R. Kahn v. Stephen H. Rusckowski, et al., Docket No. BUR-C-000007-08,was venued in the Superior Court of New Jersey, Chancery Division, Burlington County. In the action, plaintiff purports to bring the action on his own behalf and on behalf of all current holders of our common stock. The original complaint alleged that defendants breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by purportedly agreeing to and initiating a process for our sale or a change of control transaction which will allegedly cause harm to plaintiff and the members of the putative class. Plaintiff sought damages in an unspecified amount, plus costs and interest, a judgment declaring that defendants breached their fiduciary duties and that any proposed transactions regarding our sale or change of control are void, an injunction preventing our sale or any change of control transaction that is not entirely fair to the class, an order directing us to appoint three independent directors to our board of directors, and attorneys’ fees and expenses.
     On June 12, 2008, plaintiff filed an amended class action complaint against us, eight of our current and former directors, and Philips in the Superior Court of New Jersey, Chancery Division. In the amended complaint, plaintiff alleged that our current and former directors breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by not providing our public shareholders with the opportunity to decide whether they wanted to participate in a share purchase offer with non-party CBaySystems Holdings that would have allowed the public shareholders to sell their shares of our common stock for an amount above market price. Plaintiff further alleged that CBaySystems Holdings made the share purchase offer to our majority shareholder, Philips, and that Philips breached its fiduciary duties by accepting CBaySystems Holdings’ offer. Based on these allegations, plaintiff sought declaratory, injunctive, and monetary relief from all defendants. Plaintiff claimed that we were only named as a party to the litigation for purposes of injunctive relief.
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
     During discovery in the arbitration, Claimants have repeatedly modified the individual damage claims and now allege that they are asserting two alternative damage theories. Claimants have not specified what the two alternative damage theories are, but have stated that they are seeking alternative damage amounts for each Claimant. The Panel has tentatively scheduled the arbitration to begin in October 2009. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.

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
     We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of March 31, 2009 or December 31, 2008 related to these indemnification provisions.
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
Item 1A. Risk Factors
     There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 11, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits

No.	Description

10.1(1)	Amended and Restated Stock Option Agreement by and between Peter Masanotti and MedQuist Inc., dated March 2, 2009

10.1(2)	Transcription Services Subcontracting Agreement by and between MedQuist Inc. and CBay Systems & Services, Inc. dated March 31, 2009

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 6, 2009

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 6, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST INC.
Date: May 7, 2009	/s/ Peter Masanotti
Peter Masanotti
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2009	/s/ James Brennan
James Brennan Controller and Vice-President
(Principal Accounting Officer)
Exhibit Index

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.