Form 10-Q
period 2009-06-30
MEDQUIST INC
filed 2009-07-30
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of registrant’s shares of common stock, no par value, outstanding as of July 28, 2009 was 37,555,893.

MEDQUIST INC.
INDEX

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION	27

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

	Transcription Services Agreement

	Alan Gold Employment Agreement

	Kevin Piltz Employment Agreement

	Settlement and License Agreement

	Certification of Chief Executive Officer

	Certification of Chief Financial Officer

	Certification of Chief Executive Officer

	Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	$77,471	$82,454	$156,415	$166,179

Operating costs and expenses:
Cost of revenues	51,357	58,015	105,225	119,273
Selling, general and administrative	8,451	12,066	17,889	24,950
Research and development	2,380	3,735	4,796	7,854
Depreciation	2,669	2,996	5,221	5,924
Amortization of intangible assets	1,504	1,373	3,015	2,734
Cost of legal proceedings and settlements, net	10,134	2,466	12,058	9,075
Restructuring charges	—	(45)	—	(45)

Total operating costs and expenses	76,495	80,606	148,204	169,765

Operating income (loss)	976	1,848	8,211	(3,586)

Equity in income of affiliated company	356	25	428	41
Other income	—	—	—	438
Interest income, net	19	895	65	2,183

Income (loss) before income taxes	1,351	2,768	8,704	(924)

Income tax provision	515	933	1,014	1,658

Net income (loss)	$836	$1,835	$7,690	$(2,582)

Net income (loss) per share:
Basic	$0.02	$0.05	$0.20	$(0.07)

Diluted	$0.02	$0.05	$0.20	$(0.07)

Weighted average shares outstanding:
Basic	37,556	37,544	37,556	37,544

Diluted	37,556	37,553	37,556	37,544

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$54,165	$39,918
Accounts receivable, net of allowance of $3,879 and $4,802, respectively	44,996	50,374
Income tax receivable	183	154
Other current assets	7,322	8,053

Total current assets	106,666	98,499

Property and equipment, net	13,428	15,785
Goodwill	40,731	40,545
Other intangible assets, net	38,161	39,877
Deferred income taxes	1,355	1,204
Other assets	7,609	6,295

Total assets	$207,950	$202,205

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,274	$7,487
Accrued expenses	9,020	11,994
Accrued compensation	12,982	11,204
Customer accommodation	11,973	12,055
Deferred income tax liability — current	651	651
Deferred revenue	13,700	15,630

Total current liabilities	55,600	59,021

Deferred income taxes	1,240	799
Other non-current liabilities	2,295	2,033

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares;
37,556 and 37,556 shares issued and outstanding, respectively	238,003	237,907
Accumulated deficit	(91,506)	(99,198)
Accumulated other comprehensive income	2,318	1,643

Total shareholders’ equity	148,815	140,352

Total liabilities and shareholders’ equity	$207,950	$202,205

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Six months ended
	June 30,
	2009	2008
Operating activities:
Net income (loss)	$7,690	$(2,582)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	8,236	8,658
Equity in income of affiliated company	(428)	(41)
Deferred income tax provision	435	1,491
Stock option expense	96	162
Provision for doubtful accounts	89	1,205
Loss on disposal of property and equipment	26	38
Changes in operating assets and liabilities
Accounts receivable	5,287	(1,334)
Income tax receivable	(29)	99
Other current assets	743	(837)
Other non-current assets	(34)	116
Accounts payable	361	(2,065)
Accrued expenses	(3,872)	(5,405)
Accrued compensation	1,765	(309)
Customer accommodation	—	(5,593)
Deferred revenue	(2,045)	172
Other non-current liabilities	112	8

Net cash provided by (used in) operating activities	$18,432	$(6,217)

Investing activities:
Purchase of property and equipment	(2,135)	(3,078)
Capitalized software	(1,283)	(1,862)
Proceeds from sale of investments	—	692
Investment in A-Life Medical, Inc.	(852)	—

Net cash used in investing activities	(4,270)	(4,248)

Financing activities:
Net cash provided by financing activities	—	—

Effect of exchange rate changes	85	(22)

Net increase (decrease) in cash and cash equivalents	14,247	(10,487)

Cash and cash equivalents — beginning of period	39,918	161,582

Cash and cash equivalents — end of period	$54,165	$151,095

Supplemental cash flow information:

Cash paid for income taxes	$197	$263

Accommodation payments paid with credits	$82	$611

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
     These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information contained herein. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations. As permitted under GAAP, interim accounting for certain expenses is based upon full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon actual year to date income tax rates as permitted by Financial Accounting Standards Board (FASB) Interpretation 18, “Accounting for Income Taxes in Interim Periods.”
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
     In May 2009 the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 requires management to evaluate subsequent events through the date the financial statements were issued or the date the financial statements were available to be issued. FAS 165 is effective for annual and interim periods ending after June 15, 2009 and should be applied prospectively. We have evaluated subsequent events through the issuance of the second quarter 10-Q on July 30, 2009.
     In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R) ,” which amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. FAS No. 167 is effective for interim periods as of the beginning of the first annual reporting period beginning after November 15, 2009. The Company is currently evaluating the provisions of SFAS No. 167 to determine the impact on the Company’s results of operations, cash flows or financial position.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 168 establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
     Certain reclassifications were made to prior period financial statements to conform to the current presentation. Expenses and charges of $738 for the three months ended June 30, 2008 and $949 for the six months ended June 30, 2008 related to the Anthurium, Reseller and Shareholder lawsuits (Note 6) had previously been included in Selling, General and Administrative expenses. Due to the significant amount of such expenses in 2009, such costs are now included in the line item Cost of legal proceedings and settlements, net.
     2. Stock-Based Compensation
     The following table summarizes our stock-based compensation expense related to employee stock options recognized under SFAS No. 123R, “ Share Based Payment,” (SFAS 123R):

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Selling, general and administrative	$48	$49	$96	$105
Research and development	—	21	—	45
Cost of revenues	—	—	—	12

Total	$48	$70	$96	$162

     As of June 30, 2009, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $437, which is expected to be recognized over a period of 2.3 years.
     Information with respect to our common stock options is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding, December 31, 2008	1,816	$23.34
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled	(285)	21.61

Outstanding, June 30, 2009	1,531	24.32	3.6	$—

Exercisable, June 30, 2009	1,235	28.17	2.3	$—

Options vested and expected to vest as of June 30, 2009	1,531	$24.32	3.6	$—

The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of in-the-money options. As of June 30, 2009 all outstanding options are out of the money.
There were no options granted or exercised during the six months ended June 30, 2009 and 2008. In the first quarter of 2009, we modified the stock options previously granted in the third quarter of 2008 to our Chief Executive Officer. The grant price was increased from $4.85 per share to $8.25 per share by a committee of our board of directors. There was no incremental cost of the modification. We estimated fair value for the modified option granted as of the date of the modification by applying the Black-Scholes option pricing valuation model. The application of this model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The key assumptions used in determining the fair value of the options modified in the first quarter of 2009 were:

Expected term (years)	5.92
Expected volatility	54.46%
Dividend yield	0%
Expected risk free interest rate	3.25%
     A summary of outstanding and exercisable common stock options as of June 30, 2009 is as follows:

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

Options outstanding				Options exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	(in years)	Price	of Shares	Price
$2.71 — $10.00	314	8.7	$8.10	18	$5.71
$10.01 — $20.00	382	3.5	$15.85	382	$15.85
$20.01 — $30.00	565	2.1	$26.41	565	$26.41
$30.01 — $40.00	81	0.9	$32.70	81	$32.70
$40.01 — $70.00	189	1.0	$58.63	189	$58.63

	1,531	3.6	$24.32	1,235	$28.17

As of June 30, 2009, there were 900 additional options available for grant under our stock option plans.
     3. Other Comprehensive Income (Loss)
     Other comprehensive income (loss) was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$836	$1,835	$7,690	$(2,582)
Foreign currency translation adjustment	942	65	677	(39)

Other Comprehensive income (loss)	$1,778	$1,900	$8,367	$(2,621)

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
     The following table reflects the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$836	$1,835	$7,690	$(2,582)

Weighted average shares outstanding:
Basic	37,556	37,544	37,556	37,544
Effect of dilutive shares	—	9	—	—

Diluted	37,556	37,553	37,556	37,544

Net income (loss) per share:
Basic	$0.02	$0.05	$0.20	$(0.07)
Diluted	$0.02	$0.05	$0.20	$(0.07)
     The computation of diluted net income (loss) per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income (loss) per share. Shares having an anti-dilutive effect on net income (loss) per share and, therefore, excluded from the calculation of diluted net income (loss) per share, totaled 1,565 for the six months ended June 30, 2008.
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
     The following is a summary of the financial statement activity related to the customer accommodation which is included as a separate line item in the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008:

	Six months ended	Year ended
	June 30, 2009	December 31, 2008
Beginning balance	$12,055	$18,459
Payments and other adjustments	—	(5,664)
Credits	(82)	(740)

Ending balance	$11,973	$12,055

6. Cost of Legal Proceedings and Settlements, Net
     For the three months ended June 30, 2009 and 2008, we recorded charges of $10,134 and $2,466, respectively, and for the six months ended June 30, 2009 and 2008, we recorded charges of $12,058 and $9,075, respectively for costs associated with the billing matter, Anthurium, Reseller and Shareholder matters. The following is a summary of the amounts recorded as Cost of legal proceedings and settlements, net, in the accompanying consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Legal fees	$4,384	$2,344	$6,278	$7,216
Other professional fees	—	122	30	359
Settlements	5,750	—	5,750	1,500

Total	$10,134	$2,466	$12,058	$9,075

     Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs. The 2008 settlement amount of $1,500 is for the settlement of all claims related to the consolidated medical transcriptionists putative class action. (See Note 9). The 2009 settlement amount of $5,750 is for the settlement related to the Anthurium patent claim which was settled and paid in June 2009.
7. Restructuring Plans
2008 Restructuring Plans
     During the fourth quarter of 2008, we implemented a restructuring plan related to a reduction in workforce of 189 employees in order to better align costs with revenues (2008 Plan). We recorded $2,135 in severance charges related to the 2008 restructuring plan. The remaining restructuring costs are included in accrued expenses in the accompanying consolidated balance sheet as of June 30, 2009. The table below reflects the financial statement activity related to the 2008 Plan which is included in accrued expenses in the accompanying consolidated balance sheets:

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
Beginning balance	$1,323	$—
Charge	—	2,135
Cash paid	(1,143)	(812)

Ending balance	$180	$1,323

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
     Under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (FIN 48), we classify penalties and interest related to uncertain tax positions as part of income tax expense. There were no material changes to our uncertain tax positions, including penalties and interest for the three and six months ended June 30, 2009.
9. Commitments and Contingencies
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
     Kaiser served an initial set of discovery requests on May 7, 2009. On May 20, 2009, the court temporarily stayed discovery to address allegations of ethical misconduct by Kaiser’s trial counsel, Greenberg Traurig, LLP. On July 1, 2009, the court granted us leave to conduct limited written discovery regarding Greenberg Traurig’s alleged ethical misconduct and continued the temporary stay of all other discovery. On July 14, 2009, we moved for sanctions against Greenberg Traurig for breach of the New Jersey Rules of Professional Conduct, and we moved to stay the litigation pending resolution of the motion for sanctions. These motions are set to be heard by the court in August 2009.
The Consolidated Medical Transcriptionist Litigation
     The following matters which were brought against us by or on behalf of certain of our current and former medical transcriptionists were consolidated in April 2006 in the United States District Court for the District of New Jersey: (i) a putative class action lawsuit entitled Brigitte Hoffmann, et al. v. MedQuist Inc., et al., Case No. 1:04-CV-3452, filed on November 29, 2004 in the United States District Court for the Northern District of Georgia, (ii) a putative class action entitled Force v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-2608-WSD, filed on October 11, 2005 in the United States District Court for the Northern District of Georgia, and (iii) a putative class action entitled Myers, et al. v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-4608 (JBS), filed on September 22, 2005 in the United States District Court for the District of New Jersey.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     On or about April 21, 2008, the parties reached an agreement in principle to settle all claims on behalf of a class of medical transcriptionists paid by the line for the period from November 29, 1998 through August 11, 2008 in exchange for payment of $1.5 million plus certain injunctive relief. The parties executed a final settlement agreement, and the court preliminarily approved the settlement on November 7, 2008. On December 23, 2008, the Court entered a further order preliminarily approving the settlement and modifying the notice schedule as agreed to by the parties. Notice was mailed to the settlement class, and summary notice was published. The deadlines to object to or request exclusion from the settlement class passed, and the Court issued a final judgment and order of dismissal with prejudice on March 31, 2009. Neither we, nor any other party, admitted liability or any wrongdoing in connection with the settlement.
Shareholder Litigation
     Kahn Putative Class Action
     On January 22, 2008, Alan R. Kahn, one of our shareholders, filed a shareholder putative class action lawsuit against us, Koninklijke Philips Electronics N.V. (Philips), our former majority shareholder, and four of our former non-independent directors, Clement Revetti, Jr., Stephen H. Rusckowski, Gregory M. Sebasky and Scott Weisenhoff. The action, entitled Alan R. Kahn v. Stephen H. Rusckowski, et al., Docket No. BUR-C-000007-08, was venued in the Superior Court of New Jersey, Chancery Division, Burlington County. In the action, plaintiff purports to bring the action on his own behalf and on behalf of all current holders of our common stock. The original complaint alleged that defendants breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by purportedly agreeing to and initiating a process for our sale or a change of control transaction which will allegedly cause harm to plaintiff and members of the putative class. Plaintiff sought damages in an unspecified amount, plus costs and interest, a judgment declaring that defendants breached their fiduciary duties and that any proposed transactions regarding our sale or change of control are void, an injunction preventing our sale or any change of control transaction that is not entirely fair to the class, an order directing us to appoint three independent directors to our board of directors, and attorneys’ fees and expenses.
     On June 12, 2008, plaintiff filed an amended class action complaint against us, eight of our current and former directors, and Philips in the Superior Court of New Jersey, Chancery Division. In the amended complaint, plaintiff alleged that our current and former directors breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by not providing our public shareholders with the opportunity to decide whether they wanted to participate in a share purchase offer with non-party CBaySystems Holdings Ltd. (CBaySystems Holdings) that would have allowed the public shareholders to sell their shares of our common stock for an amount above market price. Plaintiff further alleged that CBaySystems Holdings made the share purchase offer to Philips and that Philips breached its fiduciary duties by accepting CBaySystems Holdings’ offer. Based on these allegations, plaintiff sought declaratory, injunctive, and monetary relief from all defendants. Plaintiff claimed that we were only named as a party to the litigation for purposes of injunctive relief.
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
     On November 21, 2008, the Court granted our motion and the motions filed by the other defendants and dismissed plaintiff’s amended class action complaint with prejudice. On December 31, 2008, plaintiff filed an appeal of the trial court’s dismissal order with the New Jersey Appellate Division. The matter is now pending before the Appellate Division. The issues have been fully briefed and the parties are waiting for oral arguments to be scheduled. We will vigorously oppose any issues that plaintiff raises on appeal.
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
     During discovery in the arbitration, Claimants have repeatedly modified the individual damage claims and now allege that they are asserting two alternative damage theories. Claimants have not specified what the two alternative damage theories are, but have stated that they are seeking alternative damage amounts for each Claimant. The Panel issued a Revised Scheduling Order, which tentatively scheduled the arbitration to begin in February of 2010.
     On July 13, 2009, we filed our first of two motions for summary judgment arguing that (i) the contracts at issue bar the type of damages sought by Claimants with respect to their breach of contract and good faith and fair dealing claims; (ii) Claimants cannot recover damages under any theory beyond the expiration of their agreements; (iii) Claimants alleged contract damages are not recoverable under applicable law; (iv) Georgia does not recognize a claim for the violation of the covenant of good faith and fair dealing; (v) Claimants’ fraud and promissory estoppel claims fail given the presence of agreements requiring amendments in writing; and (vi) the releases signed by the Claimants bar any claims or damages sought prior to the date the respective releases were executed. The Panel has requested argument regarding our initial Motion during the week of August 17, 2009. In the meantime, the parties are continuing with depositions. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.
     Anthurium Patent Litigation
     On November 6, 2007, Anthurium Solutions, Inc. (Anthurium) filed an action entitled Anthurium Solutions, Inc. v. MedQuist Inc., et al., Civil Action No. 2-07CV-484, in the United States District Court for the Eastern District of Texas, alleging that we infringed and continue to infringe United States Patent No. 7,031,998 (the ‘998 Patent) through our DocQment™ Enterprise Platform.. The complaint also alleged patent infringement claims against Spheris, Inc. and Arrendale Associates, Inc. We denied the allegations set forth in the complaint and asserted affirmative defenses alleging that the ‘998 patent is invalid, not infringed and unenforceable. We entered into a Settlement and License Agreement (the Settlement Agreement) with Anthurium on June 19, 2009 (Effective Date). Pursuant to the Settlement Agreement, we paid Anthurium $5.75 million and CBaySystems Holdings paid Anthurium $0.1 million in return for a non-exclusive, fully paid-up, royalty-free, and worldwide license of the Anthurium Patents to us, our subsidiaries, CBaySystems Holdings and the medical transcription companies controlled by CBaySystems Holdings (collectively , MedQuist Affiliates). The settlement for us and our subsidiaries was negotiated separately and independently from the settlement for CBaySystems Holdings and the other medical transcription companies controlled by CBaySystems Holdings. For convenience, both settlements were addressed in the single Settlement Agreement. The Anthurium Patents are defined as (i) the ‘998 Patent, (ii) any other patent owned or controlled by Anthurium as of the Effective Date, (iii) any patent which issues after the Effective Date from an application owned or controlled by Anthurium prior to the Effective Date and (iv) any and all other patents and applications from which any or all of the foregoing patents claim priority or are derived through continued prosecution, division, continuation, continuation-in-part, reissue, reexamination, extension, or foreign prosecution.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     The Settlement Agreement further provides that the MedQuist Affiliates and Anthurium release one another from any and all liability or obligations, past or present, arising under, out of, or in any manner connected with the alleged infringement of the Anthurium Patents. In addition, pursuant to the Settlement Agreement, Anthurium is precluded from asserting against the MedQuist Affiliates any claim arising from or related to any infringement, misappropriation or violation of any intellectual property right (other than a trademark right), for a period of three (3) years following the Effective Date. We did not admit to liability or any wrongdoing in connection with the settlement.
SEC Investigations of Former Officers
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
     We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of June 30, 2009 or December 31, 2008 related to these indemnification provisions.
     We have insurance policies which provided coverage for certain of the matters related to the legal actions described herein and certain other legal actions that were previously settled or dismissed.
     Network and information systems, the Internet and other technologies are critical to our business activities. Substantially all of our transcription services are dependent upon the use of network and information systems, including the use of our DEP and our license to use speech recognition software which is licensed from a third party. If information systems including the Internet or our DEP are disrupted, or if the third party does not renew our license to use speech recognition software, we could face a significant disruption of services. We have an active disaster recovery program in place for our information systems and DEP. We believe there are alternative speech recognition software vendors that could replace the current vendor. We have periodically experienced short term outages with our DEP, which have not significantly disrupted our business.
10. Related Party Transactions
     From time to time, we enter into transactions in the normal course of business with related parties. Prior to August 6, 2008, Philips owned approximately 69.5% ownership interest in MedQuist. This ownership interest was sold to CBaySystems Holdings on August 6, 2008 (CBaySystems Holdings Purchase). Accordingly Philips ceased to be a related party on that date and CBaySystems Holdings (and affiliated entities) commenced to be a related party on that date. The Audit Committee of our board of directors has been charged with the responsibility of approving or ratifying all related party transactions other than those which were previously entered into between us and Philips prior to August 6, 2008. In any situation where the Audit Committee sees fit to do so, any related party transaction, other than those previously entered into between us and Philips prior to August 6, 2008, are presented to disinterested members of our board of directors for approval or ratification.
     On September 15, 2008, our wholly-owned subsidiary, MedQuist Transcriptions, Ltd., entered into a transcription services agreement (the 2008 TSA) with CBay Systems & Services, Inc. (CBay Systems), a wholly-owned subsidiary of CBaySystems Holdings, pursuant to which we outsource certain medical transcription services to CBay Systems. The 2008 TSA will expire on September 15, 2010 unless sooner terminated by either party. For the three months ended June 30, 2009 and 2008 we incurred expenses of $0 and $0, respectively, and for the six months ended June 30, 2009 and 2008, we incurred expenses of $958 and $0, respectively, which were recorded in Cost of revenues. As of June 30, 2009 and December 31, 2008, Accounts payable included $0 and $283, respectively, for amounts due to CBay Systems for services performed under the terms of the 2008 TSA.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     On April 3, 2009, MedQuist Transcriptions, Ltd. entered into a transcription services agreement (Transcription Services Agreement) with CBay Systems, pursuant to which we outsource certain medical transcription services to CBay Systems. The Transcription Services Agreement will expire on April 16, 2012 unless sooner terminated by either party. Under the Transcription Services Agreement, we pay CBay Systems a per line fee based on each transcribed line of text processed and the specific type of service provided. CBay Systems will perform its services using our DocQment Enterprise Platform and will be held to certain performance standards and quality guidelines set forth in the Transcription Services Agreement. The specific services to be performed will be set forth in order forms delivered by us to CBay Systems from time to time during the term of the Transcription Services Agreement. For the three months ended June 30, 2009 we incurred expenses of $1,541, which were recorded in Cost of revenues. As of June 30, 2009, Accounts payable included $650 for amounts due to CBay Systems for services performed under the terms of the Transcription Services Agreement.
     On March 31, 2009, MedQuist Transcriptions, Ltd. entered into a transcription services subcontracting agreement (Subcontracting Agreement) with CBay Systems, pursuant to which CBay Systems will subcontract certain medical transcription, editing and related services to us. Under the Subcontracting Agreement, we will provide the medical transcription, editing and related services to CBay Systems using labor located within the United States using our DocQment Enterprise Platform. The specific services to be performed will be set forth in order forms delivered by CBay Systems to us from time to time during the term of the Subcontracting Agreement. We will receive 98% of the net monthly fees collected by CBay Systems from its customers for the services provided us. For the three months ended June 30, 2009, we recorded revenue of $469 under the terms of the Subcontracting agreement. As of June 30, 2009, Accounts receivable included $469 for amounts due from CBay Systems for services provided under the terms of the Subcontracting agreement.
     For the three months ended June 30, 2009 and 2008, we incurred services expenses with CBay Inc. of $350 and $0, respectively, and for the six months ended June 30, 2009 and 2008, we incurred services expenses with CBay Inc. of $699 and $0, respectively, which has been recorded in Selling, general and administrative expense. As of June 30, 2009 and December 31, 2008, Accrued expenses included $350 and $342, respectively, for amounts due to CBay Inc. for services performed.
     Also, as of June 30, 2009 and December 31, 2008, Accounts payable includes $14 and $40, respectively, related to travel expenses incurred by CBay Inc.’s executives on our behalf.
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
     Other
          From time to time prior to the CBaySystems Holdings Purchase, we entered into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $39 for the six months ended June 30, 2008.
          Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three and six months ended June 30, 2008. Philips ceased being a related party on August 6, 2008. Charges related to these agreements are included in Cost of revenues and Selling, general and administrative expenses in the accompanying consolidated statements of operations.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Licensing agreement	$910	$1,715
OEM supply agreement	625	1,500
Equipment purchases	188	489
Insurance coverage	167	334
Cbay Transaction	(119)	(119)
Other	—	(39)

Ending balance	$1,771	$3,880

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
     For the three months ended June 30, 2008, we incurred charges of $432 and for the six months ended June 30, 2008 we incurred charges of $1,073 for Nightingale services, which were recorded in Selling, general and administrative expenses in the accompanying consolidated statements of operations.
11. Investment in A-Life Medical, Inc. (A-Life)
     As of June 30, 2009 and December 31, 2008, we have an investment of $7,529 and $6,252 respectively, in A-Life, a privately held entity which provides advanced natural language processing technology for the medical industry. Our investment is recorded under the equity method of accounting since we owned 36% and 34% of A-Life’s outstanding voting shares as of June 30, 2009 and December 31, 2008. In the second quarter of 2009, we made additional investments in A-Life of $852. This additional investment increased our percentage ownership from 34% to 36%. Our investment in A-Life is recorded in Other assets in the accompanying consolidated balance sheets.
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
12. Financial Instruments
     Effective January 1, 2008, we adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for these items did not have a material impact on our financial position, results of operations and cash flows. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access. Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves. Level 3: Inputs are unobservable data points that are not corroborated by market data. At June 30, 2009, we held one financial asset, our Executive Deferred Compensation Plan assets (EDCP) included in Other current assets with a fair value of $759. We measure the fair value of our EDCP on a recurring basis using Level 2 (significant other observable) inputs as defined by SFAS 157. The adoption of SFAS 157 did not have an impact on the basis for measuring the fair value of these items. Our EDCP previously allowed certain members of management and other highly compensated employees to defer a certain percentage of their income. Our board of directors indefinitely suspended the EDCP in June 2004.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     The following table presents our fair value hierarchy for those financial assets measured at fair value on a recurring basis in our consolidated balance sheets as of June 30, 2009 and December 31, 2008:

Quoted Prices In
		Active Markets for	Significant Other	Significant
	June 30,	Identical	Observable	Unobservable
	2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Executive Deferred Compensation Plan assets	$759	$—	$759	$—

Quoted Prices In
		Active Markets for	Significant Other	Significant
	December 31	Identical	Observable	Unobservable
	2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Executive Deferred Compensation Plan assets	$787	$—	$787	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     In May 2009 the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 requires management to evaluate subsequent events through the date the financial statements were issued or the date the financial statements were available to be issued. FAS 165 is effective for annual and interim periods ending after June 15, 2009 and should be applied prospectively. We have evaluated subsequent events through the issuance of the second quarter 10-Q on July 30, 2009.

     In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R) ,” which amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. FAS No. 167 is effective for interim periods as of the beginning of the first annual reporting period beginning after November 15, 2009. The Company is currently evaluating the provisions of SFAS No. 167 to determine the impact on the Company’s results of operations, cash flows or financial position.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 168 establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

     Certain reclassifications were made to prior period financial statements to conform to the current presentation. Expenses and charges of $0.7 million for the three months ended June 30, 2008 and $0.9 million for the six months ended June 30, 2008 related to the Anthurium, Reseller and Shareholder lawsuits had previously been included in Selling, general and administrative expenses. Due to the significant amount of such expenses in 2009, such costs are now included in Cost of legal proceedings and settlements, net.
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
     Selling, General and Administrative (SG&A)
     Our SG&A expenses include marketing and sales costs, accounting costs, information technology costs, professional fees, corporate facility costs, corporate payroll and benefit administration expenses.
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
     Cost of legal proceedings and settlements, net
     Cost of legal proceedings and settlements, net include legal fees incurred in connection with investigations by the U.S. Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ), both of which were settled in 2008 and proceedings and the defense of civil litigation matters and the Anthurium, Reseller and Shareholder matters.
Consolidated Results of Operations
     The following tables set forth our consolidated results of operations for the periods indicated below:

Comparison of Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,
	2009		2008
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change
Net revenues	$77,471	100.0%	$82,454	100.0%	$(4,983)	(6.0%)

Operating costs and expenses:
Cost of revenues	51,357	66.3%	58,015	70.4%	(6,658)	(11.5%)
Selling, general and administrative	8,451	10.9%	12,066	14.6%	(3,615)	(30.0%)
Research and development	2,380	3.1%	3,735	4.5%	(1,355)	(36.3%)
Depreciation	2,669	3.4%	2,996	3.6%	(327)	(10.9%)
Amortization of intangible assets	1,504	1.9%	1,373	1.7%	131	9.5%
Cost of legal proceedings and settlements, net	10,134	13.1%	2,466	3.0%	7,668	310.9%
Restructuring charges	—	—	(45)	(0.1%)	45	(100.0%)

Total operating costs and expenses	76,495	98.7%	80,606	97.8%	(4,111)	(5.1%)

Operating income	976	1.3%	1,848	2.2%	(872)	(47.2%)

Equity in income of affiliated company	356	0.5%	25	0.0%	331	1,324.0%
Other income	—	—	—	—	—	n.a.
Interest income, net	19	0.0%	895	1.1%	(876)	(97.9%)

Income before income taxes	1,351	1.7%	2,768	3.4%	(1,417)	(51.2%)

Income tax provision	515	0.7%	933	1.1%	(418)	(44.8%)

Net income	$836	1.1%	$1,835	2.2%	$(999)	(54.4%)

Net revenues
Net revenues decreased $5.0 million, or 6.0%, to $77.5 million for the three months ended June 30, 2009 compared with $82.5 million for the three months ended June 30, 2008. This decrease was attributable primarily to reduced service revenues of $2.7 million resulting primarily from lower prices to our medical transcription customers. Other revenues decreased $2.3 million.
Cost of revenues
     Cost of revenues decreased $6.7 million, or 11.5% to $51.4 million for the three months ended June 30, 2009 compared with $58.0 million for the three months ended June 30, 2008. This decrease was attributable primarily to:
•	Reduced medical transcription payroll costs of $1.9 million related directly to our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	Reduced technology product costs of $0.3 million;

•	Reduced medical transcription costs of $1.6 million related to the increase in our outsourced medical transcription volumes to our international labor partners;

•	Reduced costs of $1.7 million resulting from headcount reductions taken in 2008 to better align our overhead costs with our lower revenues levels;

•	a one time benefit of $1.2 million related to the release of a reserve for prior period medical claims; and
     As a percentage of net revenues, cost of revenues decreased to 66.3% for the three months ended June 30, 2009 from 70.4% for the same period in 2008, largely as a result of our increased use of speech recognition technology and actions taken to better align our fixed costs with our lower revenue levels.
Selling, general and administrative
     SG&A expenses decreased $3.6 million, or 30.0% to $8.5 million for the three months ended June 30, 2009 compared with $12.1 million for the three months ended June 30, 2008. This decrease was attributable to a decrease of $1.2 million of legal fees; a decrease of $0.6 million due to reduced professional fees related to our evaluation of strategic alternatives; a decrease of $0.9 million related to compensation expense as a result of reductions in workforce; a decrease of $0.4 million related to reduced advertising and marketing expenses; and a decrease of $0.4 million related to the expiration of our contract with Nightingale. SG&A expense in the three month period ended June 30, 2009 as a percentage of net revenues was 10.9% compared with 14.6% for the same period in 2008.
Research & development
     R&D expenses decreased $1.4 million, or 36.3%, to $2.4 million for the three months ended June 30, 2009 compared with $3.7 million for the three months ended June 30, 2008. This decrease was related to a decrease of $1.0 million related to compensation expense as a result of reductions in workforce; a decrease in consulting expense of $0.2 million; and a decrease in other costs of $0.1 million. R&D expenses as a percentage of net revenues were 3.1% for the three months ended June 30, 2009 compared with 4.5% for the three months ended June 30, 2008.
Depreciation
     Depreciation expense decreased $0.3 million, or 10.9% to $2.7 million for the three months ended June 30, 2009 compared with $3.0 million for the three months ended June 30, 2008. This decrease was primarily the result of reduced capital spending in 2008. Depreciation expense as a percentage of net revenues was 3.4% for the three months ended June 30, 2009 compared with 3.6% for the same period in 2008.
Amortization
     Amortization expense increased $0.1 million, or 9.5%, to $1.5 million for the three months ended June 30, 2009 compared with $1.4 million for the three months ended June 30, 2008. This increase was primarily the result of amortization expense associated with software development projects which were completed in 2008. Amortization expense as a percentage of net revenues was 1.9% for the three months ended June 30, 2009 compared with 1.7% for the same period in 2008.
Cost of legal proceedings and settlements, net
Costs of legal proceedings and settlements, net increased $7.7 million, or 310.9%, to $10.2 million for the three months ended June 30, 2009 compared with $2.5 million for the three months ended June 30, 2008. This increase in costs was due primarily to the Anthurium settlement of $5.8 million and related legal fees of $1.9 million as compared to the same period in 2008. We expect to incur additional legal fees in accordance with the indemnification of two former officers, and the defense of the Reseller, Kaiser and Shareholder matters.
Interest income, net
     Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net decreased $0.9 million, or 97.9%, to $0.0 million for the three months ended June 30, 2009 compared with $0.9 million for the three months ended June 30, 2008. This decrease was attributable to the reduced cash available for investment following the cash dividend payout of $103.3 million in August 2008, combined with lower weighted average interest rates earned in the 2009 period (0.2%) compared with the 2008 period (2.4%).
Income tax provision
     The effective income tax rate for the three months ended June 30, 2009 was 38.1% compared with an effective income tax rate of 33.7% for the three months ended June 30, 2008. The 2009 rate consists primarily of provisions for the deferred tax liability related to the current year tax goodwill amortization which is indefinite in nature as well as a decrease in the valuation allowance related to deferred tax assets utilized to offset earnings in the current quarter. The provisions also include state and foreign income taxes. The higher 2009 rate is due primarily to lower pretax income in the period ended June 30, 2009 compared to the period ended June 30, 2008.

Comparison of Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009		2008
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change
Net revenues	$156,415	100.0%	$166,179	100.0%	$(9,764)	(5.9%)

Operating costs and expenses:
Cost of revenues	105,225	67.3%	119,273	71.8%	(14,048)	(11.8%)
Selling, general and administrative	17,889	11.4%	24,950	15.0%	(7,061)	(28.3%)
Research and development	4,796	3.1%	7,854	4.7%	(3,058)	(38.9%)
Depreciation	5,221	3.3%	5,924	3.6%	(703)	(11.9%)
Amortization of intangible assets	3,015	1.9%	2,734	1.6%	281	10.3%
Cost of legal proceedings and settlements, net	12,058	7.7%	9,075	5.5%	2,983	32.9%
Restructuring charges	—	—	(45)	(0.0%)	45	(100.0%)

Total operating costs and expenses	148,204	94.8%	169,765	102.2%	(21,561)	(12.7%)

Operating income (loss)	8,211	5.2%	(3,586)	(2.2%)	11,797	(329.0%)

Equity in income of affiliated company	428	0.3%	41	0.0%	387	943.9%
Other income	—	—	438	0.3%	(438)	(100.0%)
Interest income, net	65	0.0%	2,183	1.3%	(2,118)	(97.0%)

Income (loss) before income taxes	8,704	5.6%	(924)	(0.6%)	9,628	(1,042.0%)

Income tax provision	1,014	0.6%	1,658	1.0%	(644)	(38.8%)

Net income (loss)	$7,690	4.9%	$(2,582)	(1.6%)	$10,272	(397.8%)

Net revenues
     Net revenues decreased $9.8 million, or 5.9% to $156.4 million for the six months ended June 30, 2009 compared with $166.2 million for the six months ended June 30, 2008. This decrease was attributable primarily to reduced service revenues of $7.3 million resulting primarily from lower prices to our medical transcription customers. Other revenues decreased $2.5 million.
Cost of revenues
     Cost of revenues decreased $14.1 million, or 11.8% to $105.2 million for the six months ended June 30, 2009 compared with $119.3 million for the six months ended June 30, 2008. This decrease was attributable primarily to:
•	Reduced medical transcription payroll costs of $5.0 million related directly to our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	Reduced technology product costs of $1.2 million;

•	Reduced medical transcription costs of $2.3 million related to the increase in our outsourced medical transcription volumes to our international labor partners;

•	Reduced medical transcription payroll costs of $1.1 million related to the decrease in our outsourced medical transcription volumes and cost controls;

•	Reduced costs of $3.4 million resulting from headcount reductions taken in 2008 to better align our overhead costs with our lower revenues levels;

•	a one time benefit of $1.2 million related to the release of a reserve for prior period medical claims;
     As a percentage of net revenues, cost of revenues decreased to 67.3% for the six months ended June 30, 2009 from 71.8% for the same period in 2008, largely as a result of our increased use of speech recognition technology and actions taken to better align our fixed costs with our lower revenue levels.

Selling, general and administrative
     SG&A expenses decreased $7.1 million, or 28.3%, to $17.9 million for the six months ended June 30, 2009 compared with $25.0 million for the six months ended June 30, 2008. This decrease was attributable to a decrease of $2.3 million of legal fees; $1.4 million due to reduced professional fees related to our evaluation of strategic alternatives; a decrease of $1.9 million related to compensation expense as a result of reductions in workforce; and a decrease of $1.0 million related to the expiration of our contract with Nightingale. SG&A expense in the six month period ended June 30, 2009 as a percentage of net revenues was 11.4% compared with 15.0% for the same period in 2008.
Research & development
     R&D expenses decreased $3.1 million, or 38.9%, to $4.8 million for the six months ended June 30, 2009 compared with $7.9 million for the six months ended June 30, 2008. This decrease was related to a decrease of $1.7 million related to compensation expense as a result of reductions in workforce; an increase in the amounts we capitalized for software development of $0.7 million; a decrease in consulting expense of $0.4 million; and a decrease in other costs of $0.3 million. R&D expenses as a percentage of net revenues were 3.1% for the six months ended June 30, 2009 compared with 4.7% for the six months ended June 30, 2008.
Depreciation
     Depreciation expense decreased $0.7 million, or 11.9%, to $5.2 million for the six months ended June 30, 2009 compared with $5.9 million for the six months ended June 30, 2008. This decrease was primarily the result of reduced capital spending in 2008. Depreciation expense as a percentage of net revenues was 3.3% for the six months ended June 30, 2009 compared with 3.6% for the same period in 2008.
Amortization
     Amortization expense increased $0.3 million, or 10.3%, to $3.0 million for the six months ended June 30, 2009 compared with $2.7 million for the six months ended June 30, 2008. This increase was primarily the result of amortization expense associated with software development projects which were completed in 2008. Amortization expense as a percentage of net revenues was 1.9% for the six months ended June 30, 2009 compared with 1.6% for the same period in 2008.
Cost of legal proceedings and settlements, net
     Costs of legal proceedings and settlements, net increased $3.0 million, or 32.9%, to $12.1 million for the six months ended June 30, 2009 compared with $9.1 million for the six months ended June 30, 2008. This increase in costs was due primarily to the Anthurium settlement of $5.8 million; offset by a reduction in legal fees of $1.3 million as compared to the same period in 2008 and the proposed settlement of $1.5 million related to the medical transcriptionists putative class action which was accrued in 2008. We expect to incur additional legal fees in accordance with the indemnification of two former officers, and the defense of the Reseller, Kaiser and Shareholder matters.
Interest income, net
     Interest income, net reflects interest earned on cash and cash equivalent balances. Interest income, net decreased $2.1 million, or 97.0%, to $0.1 million for the six months ended June 30, 2009 compared with $2.2 million for the six months ended June 30, 2008. This decrease was attributable to the dividend payout of $103.3 million in August 2008, combined with lower weighted average interest rates earned in the 2009 period (0.2%) compared with the 2008 period (2.9%).
Income tax provision
     The effective income tax rate for the six months ended June 30, 2009 was 11.6% compared with an effective income tax rate of 179.4% for the six months ended June 30, 2008. The 2009 rate consists primarily of provisions for the deferred tax liability related to the current year tax goodwill amortization which is indefinite in nature as well as a decrease in the valuation allowance related to deferred tax assets utilized to offset earnings in the current period. The provisions also include state and foreign income taxes. The lower 2009 rate is due primarily to reduced tax expense attributable to the deferred tax liabilities associated with indefinite life intangible assets related to goodwill which was impaired in 2008 and a reduction in the overall valuation allowance in the period ended June 30, 2009 compared to an increase in the valuation allowance in the period ended June 30, 2008 due to pretax income for the period ended June 30, 2009 compared to a pretax loss for the period ended June 30, 2008.

Liquidity and Capital Resources
     As of June 30, 2009, we had working capital of $51.1 million compared with $39.5 million as of December 31, 2008. Our principal source of liquidity was cash from operations and available cash on hand. Cash and cash equivalents increased $14.2 million in the six months ended June 30, 2009 to $54.2 million from $39.9 million as of December 31, 2008. This increase was driven primarily by cash provided by operating activities of $18.4 million offset by cash used to purchase property and equipment of $2.1 million, cash used for software development activities of $1.3 million and the additional investments in A-Life of $0.9 million.
     We believe our existing cash and cash equivalents combined with cash expected to be generated from operations will be sufficient to finance our operations for the foreseeable future. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our net revenues, or due to increased cash expenditures in excess of the net revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all.
Off-Balance Sheet Arrangements
     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
        Kaiser served an initial set of discovery requests on May 7, 2009. On May 20, 2009, the court temporarily stayed discovery to address allegations of ethical misconduct by Kaiser’s trial counsel, Greenberg Traurig, LLP. On July 1, 2009, the court granted us leave to conduct limited written discovery regarding Greenberg Traurig’s alleged ethical misconduct and continued the temporary stay of all other discovery. On July 14, 2009, we moved for sanctions against Greenberg Traurig for breach of the New Jersey Rules of Professional Conduct, and we moved to stay the litigation pending resolution of the motion for sanctions. These motions are set to be heard by the court in August 2009.
The Consolidated Medical Transcriptionist Litigation
     The following matters which were brought against us by or on behalf of certain of our current and former medical transcriptionists were consolidated in April 2006 in the United States District Court for the District of New Jersey: (i) a putative class action lawsuit entitled Brigitte Hoffmann, et al. v. MedQuist Inc., et al., Case No. 1:04-CV-3452, filed on November 29, 2004 in the United States District Court for the Northern District of Georgia, (ii) a putative class action entitled Force v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-2608-WSD, filed on October 11, 2005 in the United States District Court for the Northern District of Georgia, and (iii) a putative class action entitled Myers, et al. v. MedQuist Inc. and MedQuist Transcriptions, Ltd., Case No. 05-cv-4608 (JBS), filed on September 22, 2005 in the United States District Court for the District of New Jersey.
     On or about April 21, 2008, the parties reached an agreement in principle to settle all claims on behalf of a class of medical transcriptionists paid by the line for the period from November 29, 1998 through August 11, 2008 in exchange for payment of $1.5 million plus certain injunctive relief. The parties executed a final settlement agreement, and the court preliminarily approved the settlement on November 7, 2008. On December 23, 2008, the Court entered a further order preliminarily approving the settlement and modifying the notice schedule as agreed to by the parties. Notice was mailed to the settlement class, and summary notice was published. The deadlines to object to or request exclusion from the settlement class passed, and the Court issued a final judgment and order of dismissal with prejudice on March 31, 2009. Neither we, nor any other party, admitted liability or any wrongdoing in connection with the settlement.
Shareholder Litigation
     Kahn Putative Class Action
     On January 22, 2008, Alan R. Kahn, one of our shareholders, filed a shareholder putative class action lawsuit against us, Koninklijke Philips Electronics N.V. (Philips), our former majority shareholder, and four of our former non-independent directors, Clement Revetti, Jr., Stephen H. Rusckowski, Gregory M. Sebasky and Scott Weisenhoff. The action, entitled Alan R. Kahn v. Stephen H. Rusckowski, et al., Docket No. BUR-C-000007-08, was venued in the Superior Court of New Jersey, Chancery Division,

Burlington County. In the action, plaintiff purports to bring the action on his own behalf and on behalf of all current holders of our common stock. The original complaint alleged that defendants breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by purportedly agreeing to and initiating a process for our sale or a change of control transaction which will allegedly cause harm to plaintiff and members of the putative class. Plaintiff sought damages in an unspecified amount, plus costs and interest, a judgment declaring that defendants breached their fiduciary duties and that any proposed transactions regarding our sale or change of control are void, an injunction preventing our sale or any change of control transaction that is not entirely fair to the class, an order directing us to appoint three independent directors to our board of directors, and attorneys’ fees and expenses.
     On June 12, 2008, plaintiff filed an amended class action complaint against us, eight of our current and former directors, and Philips in the Superior Court of New Jersey, Chancery Division. In the amended complaint, plaintiff alleged that our current and former directors breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by not providing our public shareholders with the opportunity to decide whether they wanted to participate in a share purchase offer with non-party CBaySystems Holdings Ltd. (CBaySystems Holdings) that would have allowed the public shareholders to sell their shares of our common stock for an amount above market price. Plaintiff further alleged that CBaySystems Holdings made the share purchase offer to Philips and that Philips breached its fiduciary duties by accepting CBaySystems Holdings’ offer. Based on these allegations, plaintiff sought declaratory, injunctive, and monetary relief from all defendants. Plaintiff claimed that we were only named as a party to the litigation for purposes of injunctive relief.
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
     On November 21, 2008, the Court granted our motion and the motions filed by the other defendants and dismissed plaintiff’s amended class action complaint with prejudice. On December 31, 2008, plaintiff filed an appeal of the trial court’s dismissal order with the New Jersey Appellate Division. The issues have been fully briefed and the parties are waiting for oral arguments to be scheduled. The matter is now pending before the Appellate Division. We will vigorously oppose any issues that plaintiff raises on appeal.
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

     During discovery in the arbitration, Claimants have repeatedly modified the individual damage claims and now allege that they are asserting two alternative damage theories. Claimants have not specified what the two alternative damage theories are, but have stated that they are seeking alternative damage amounts for each Claimant. The Panel issued a Revised Scheduling Order, which tentatively scheduled the arbitration to begin in February of 2010.
     On July 13, 2009, we filed our first of two motions for summary judgment arguing that (i) the contracts at issue bar the type of damages sought by Claimants with respect to their breach of contract and good faith and fair dealing claims; (ii) Claimants cannot recover damages under any theory beyond the expiration of their agreements; (iii) Claimants alleged contract damages are not recoverable under applicable law; (iv) Georgia does not recognize a claim for the violation of the covenant of good faith and fair dealing; (v) Claimants’ fraud and promissory estoppel claims fail given the presence of agreements requiring amendments in writing; and (vi) the releases signed by the Claimants bar any claims or damages sought prior to the date the respective releases were executed. The Panel has requested argument regarding our initial Motion during the week of August 17, 2009. In the meantime, the parties are continuing with depositions. We deny all wrongdoing and intend to defend ourselves vigorously including asserting counterclaims against the Claimants as appropriate.
Anthurium Patent Litigation
     On November 6, 2007, Anthurium Solutions, Inc. (Anthurium) filed an action entitled Anthurium Solutions, Inc. v. MedQuist Inc., et al., Civil Action No. 2-07CV-484, in the United States District Court for the Eastern District of Texas, alleging that we infringed and continue to infringe United States Patent No. 7,031,998 (the ‘998 Patent) through our DocQment™ Enterprise Platform.. The complaint also alleged patent infringement claims against Spheris, Inc. and Arrendale Associates, Inc. We denied the allegations set forth in the complaint and asserted affirmative defenses alleging that the ‘998 patent is invalid, not infringed and unenforceable. We entered into a Settlement and License Agreement (the Settlement Agreement) with Anthurium on June 19, 2009 (Effective Date). Pursuant to the Settlement Agreement, we paid Anthurium $5,750,000 and CBay Systems Holdings paid Anthurium $100,000 in return for a non-exclusive, fully paid-up, royalty-free, and worldwide license of the Anthurium Patents to us, our subsidiaries, CBaySystems Holdings and the medical transcription companies controlled by CBaySystems Holdings (collectively , MedQuist Affiliates). The settlement for us and our subsidiaries was negotiated separately and independently from the settlement for CBaySystems Holdings and the other medical transcription companies controlled by CBaySystems Holdings. For convenience, both settlements were addressed in the single Settlement Agreement. The Anthurium Patents are defined as (i) the ‘998 Patent, (ii) any other patent owned or controlled by Anthurium as of the Effective Date, (iii) any patent which issues after the Effective Date from an application owned or controlled by Anthurium prior to the Effective Date and (iv) any and all other patents and applications from which any or all of the foregoing patents claim priority or are derived through continued prosecution, division, continuation, continuation-in-part, reissue, reexamination, extension, or foreign prosecution.
     The Settlement Agreement further provides that the MedQuist Affiliates and Anthurium release one another from any and all liability or obligations, past or present, arising under, out of, or in any manner connected with the alleged infringement of the Anthurium Patents. In addition, pursuant to the Settlement Agreement, Anthurium is precluded from asserting against the MedQuist Affiliates any claim arising from or related to any infringement, misappropriation or violation of any intellectual property right (other than a trademark right), for a period of three (3) years following the Effective Date. We did not admit to liability or any wrongdoing in connection with the settlement.
SEC Investigations of Former Officers
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
     We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of June 30, 2009 or December 31, 2008 related to these indemnification provisions.

     We have insurance policies which provided coverage for certain of the matters related to the legal actions described herein and certain other legal actions that were previously settled or dismissed.
     Network and information systems, the Internet and other technologies are critical to our business activities. Substantially all of our transcription services are dependent upon the use of network and information systems, including the use of our DEP and our license to use speech recognition software which is licensed from a third party. If information systems including the Internet or our DEP are disrupted, or if the third party does not renew our license to use speech recognition software, we could face a significant disruption of services. We have an active disaster recovery program in place for our information systems and our DEP. We believe there are alternative speech recognition software vendors that could replace the current vendor. We have periodically experienced short term outages with our DEP, which have not significantly disrupted our business.

Item 1A.	Risk Factors
     There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 11, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits
     (a) Exhibits

No.	Description

10.1	Transcription Services Agreement by and between MedQuist Transcriptions, Ltd. and CBay Systems & Services, Inc. dated April 3, 2009 (*)

10.2	Employment Agreement by and between Alan Gold and MedQuist Inc. dated February 26, 2009

10.3(1)	Employment Agreement by and between Dominick Golio and MedQuist Inc. dated April 9, 2009

10.4	Employment Agreement by and between Kevin Piltz and MedQuist Inc. dated May 18, 2009

10.5	Settlement and License Agreement by and between Anthurium Solutions, Inc. and MedQuist Inc. dated June 19, 2009

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No.	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 15, 2009

(*)	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST INC.
Date: July 30, 2009	/s/ Peter Masanotti
Peter Masanotti
President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2009	/s/ Dominick Golio
Dominick Golio
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

No.	Description

10.1	Transcription Services Agreement by and between MedQuist Transcriptions, Ltd. and CBay Systems & Services, Inc. dated April 3, 2009 (*)

10.2	Employment Agreement by and between Alan Gold and MedQuist Inc. dated February 26, 2009

10.4	Employment Agreement by and between Kevin Piltz and MedQuist Inc. dated May 18, 2009

No.	Description

10.5	Settlement and License Agreement by and between Anthurium Solutions, Inc. and MedQuist Inc. dated June 19, 2009

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.