Form 10-Q
period 2009-09-30
MEDQUIST INC
filed 2009-11-09
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of registrant’s shares of common stock, no par value, outstanding as of November 4, 2009 was 37,555,893.

MEDQUIST INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues	$76,836	$81,287	$233,251	$247,466

Operating costs and expenses:
Cost of revenues	52,768	57,235	157,993	176,508
Selling, general and administrative	7,930	11,496	25,819	36,446
Research and development	2,439	4,648	7,235	12,502
Depreciation	2,197	2,977	7,418	8,901
Amortization of intangible assets	1,518	1,411	4,533	4,145
Cost of legal proceedings and settlements, net	1,382	8,833	13,440	17,908
Restructuring charges	481	(37)	481	(82)

Total operating costs and expenses	68,715	86,563	216,919	256,328

Operating income (loss)	8,121	(5,276)	16,332	(8,862)

Equity in income of affiliated company	2,154	159	2,582	200
Other income	—	—	—	438
Interest income (expense), net	(29)	418	36	2,601

Income (loss) before income taxes	10,246	(4,699)	18,950	(5,623)

Income tax provision	542	1,063	1,556	2,721

Net income (loss)	$9,704	$(5,762)	$17,394	$(8,344)

Net income (loss) per share:
Basic	$0.26	$(0.15)	$0.46	$(0.22)

Diluted	$0.26	$(0.15)	$0.46	$(0.22)

Weighted average shares outstanding:
Basic	37,556	37,554	37,556	37,547

Diluted	37,560	37,554	37,556	37,547

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$15,677	$39,918
Accounts receivable, net of allowance of $3,927 and $4,802, respectively	43,352	50,374
Income tax receivable	204	154
Other current assets	4,849	8,053

Total current assets	64,082	98,499

Property and equipment, net	11,860	15,785
Goodwill	40,763	40,545
Other intangible assets, net	37,357	39,877
Deferred income taxes	1,298	1,204
Other assets	10,430	6,295

Total assets	$165,790	$202,205

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,549	$7,487
Accrued expenses	8,799	11,994
Accrued compensation	14,192	11,204
Customer accommodation	11,634	12,055
Deferred income taxes	652	651
Deferred revenue	11,679	15,630

Total current liabilities	53,505	59,021

Deferred income taxes	1,458	799
Other non-current liabilities	2,322	2,033

Commitments and contingencies

Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares; 37,556 and 37,556 shares issued and outstanding, respectively	237,800	237,907
Accumulated deficit	(131,751)	(99,198)
Accumulated other comprehensive income	2,456	1,643

Total shareholders’ equity	108,505	140,352

Total liabilities and shareholders’ equity	$165,790	$202,205

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Nine months ended
	September 30,
	2009	2008
Operating activities:
Net income (loss)	$17,394	$(8,344)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	11,951	13,046
Equity in income of affiliated company	(2,582)	(200)
Deferred income taxes	662	2,425
Stock option expense	144	1,361
Provision for doubtful accounts	230	2,065
Loss on disposal of property and equipment	27	47
Changes in operating assets and liabilities:
Accounts receivable	6,847	(1,917)
Income tax receivable	(50)	184
Other current assets	3,467	(1,437)
Other non-current assets	(34)	117
Accounts payable	(351)	(4,393)
Accrued expenses	(3,427)	(984)
Accrued compensation	2,959	(53)
Customer accommodation	(317)	(5,651)
Deferred revenue	(4,107)	(57)
Other non-current liabilities	168	(92)

Net cash provided by (used in) operating activities	$32,981	$(3,883)

Investing activities:
Purchase of property and equipment	(3,603)	(5,015)
Capitalized software	(1,846)	(2,712)
Proceeds from sale of investments	—	692
Investment in affiliated company	(852)	—

Net cash used in investing activities	(6,301)	(7,035)

Financing activities:
Dividends paid	(49,949)	(103,279)
Debt issuance costs	(1,171)	—
Proceeds from exercise of stock options	—	68

Net cash used in financing activities	(51,120)	(103,211)

Effect of exchange rate changes	199	(156)

Net decrease in cash and cash equivalents	(24,241)	(114,285)

Cash and cash equivalents — beginning of period	39,918	161,582

Cash and cash equivalents — end of period	$15,677	$47,297

Supplemental cash flow information:

Cash paid for income taxes	$241	$249

Accommodation payments paid with credits	$103	$659

The accompanying notes are an integral part of these consolidated financial statements

MedQuist Inc. & Subsidiaries
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
     These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information contained herein. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations. As permitted under GAAP, interim accounting for certain expenses is based upon full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon actual year to date income tax rates. Our accounting policies are set forth in detail in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 11, 2009. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2008.
     In May 2009, the Financial Accounting Standards Board (FASB) issued guidance which requires management to evaluate subsequent events through the date the financial statements were issued or the date the financial statements were available to be issued. This guidance was effective for annual and interim periods ending after June 15, 2009. We evaluated subsequent events through November 9, 2009.
     In June 2009, the FASB issued guidance to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. This is effective for interim periods as of the beginning of the first annual reporting period beginning after November 15, 2009. The Company is currently evaluating the provisions of such guidance to determine the impact on the Company’s results of operations, cash flows or financial position.
     In June 2009, the FASB issued “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles”. This establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
     In September 2009, the FASB ratified two consensuses affecting revenue recognition:
          The first consensus, Revenue Recognition—Multiple-Element Arrangements, sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (VSOE) or third-party evidence (TPE).
          This consensus eliminates the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted.
          The second consensus, Software-Revenue Recognition, addresses the accounting for transaction involving software to exclude from its scope tangible products that contain both software and non-software and not-software components that function together to deliver a products functionality.

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     The Consensuses are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are evaluating the potential impact of these requirements on our financial statements.
     Certain reclassifications were made to prior period financial statements to conform to the current presentation. Expenses and charges of $1,652 for the three months ended September 30, 2008 and $2,601 for the nine months ended September 30, 2008 related to the Anthurium, Reseller and Shareholder lawsuits (Note 6) had previously been included in Selling, General and Administrative expenses. Due to the significant amount of such expenses in 2009, such costs are now included in the line item Cost of legal proceedings and settlements, net.
2. Stock-Based Compensation and Long-Term Incentive Plan
     The following table summarizes our stock-based compensation expense related to employee stock options:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Selling, general and administrative	$48	$840	$144	$944
Research and development	—	359	—	405
Cost of revenues	—	—	—	12

Total	$48	$1,199	$144	$1,361

     As of September 30, 2009, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $389, which is expected to be recognized over a period of 2.0 years.
     Information with respect to our common stock options is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding, December 31, 2008	1,816	$23.34
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled	(303)	22.01

Outstanding, September 30, 2009	1,513	24.27	3.0	$—

Exercisable, September 30, 2009	1,315	26.67	2.1	$—

Options vested and expected to vest as of September 30, 2009	1,513	$24.27	3.0	$—

     The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of in-the-money options. As of September 30, 2009 19 options were in the money.
     There were no options granted or exercised during the nine months ended September 30, 2009. There were 296 options granted and 12 options exercised during the nine months ended September 30, 2008. In the first quarter of 2009, we modified the stock options previously granted in the third quarter of 2008 to our Chief Executive Officer. The grant price was increased from $4.85 per share to $8.25 per share by a committee of our board of directors. There was no incremental cost of the modification. We estimated fair value for the modified option granted as of the date of the modification by applying the Black-Scholes option pricing valuation model. The application of this model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The key assumptions used in determining the fair value of the options modified in the first quarter of 2009 were:

Expected term (years)	5.92
Expected volatility	54.46%
Dividend yield	0%
Expected risk free interest rate	3.25%

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     A summary of outstanding and exercisable common stock options as of September 30, 2009 is as follows:

Options outstanding				Options exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	(in years)	Price	of Shares	Price
$2.71 — $10.00	314	8.5	$8.10	117	$7.85
$10.01 — $20.00	376	2.0	$15.83	376	$15.83
$20.01 — $30.00	556	1.8	$26.39	556	$26.39
$30.01 — $40.00	80	0.6	$32.71	80	$32.71
$40.01 — $70.00	187	0.7	$58.61	186	$58.61

	1,513	3.0	$24.27	1,315	$26.67

     As of September 30, 2009, there were 903 additional options available for grant under our stock option plans.
     On August 27, 2009, our board of directors upon the recommendation of its compensation committee approved the MedQuist Inc. Long-Term Incentive Plan. The Incentive Plan is designed to encourage and reward the creation of long-term equity value by certain members of our senior management team. The executives and key employees will be selected by the Compensation Committee and will be eligible to participate in the Incentive Plan.
     No amounts have been accrued under the Incentive Plan as no awards have been made as of September 30, 2009.
3. Comprehensive income (loss)
     Comprehensive income (loss) was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$9,704	$(5,762)	$17,394	$(8,344)
Foreign currency translation adjustment	138	(1,266)	813	(1,305)

Comprehensive income (loss)	$9,842	$(7,028)	$18,207	$(9,649)

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
     The following table reflects the weighted average shares outstanding used to compute basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$9,704	$(5,762)	$17,394	$(8,344)

Weighted average shares outstanding:
Basic	37,556	37,544	37,556	37,547
Effect of dilutive shares	4	—	—	—

Diluted	37,560	37,554	37,556	37,547

Net income (loss) per share:
Basic	$0.26	$(0.15)	$0.46	$(0.22)
Diluted	$0.26	$(0.15)	$0.46	$(0.22)
     The computation of diluted net income (loss) per share does not assume conversion, exercise or issuance of options that would have an anti-dilutive effect on diluted net income (loss) per share. Options having an anti-dilutive effect on net income (loss) per share and, therefore, excluded from the calculation of diluted net income (loss) per share, totaled 1,494 and 1,513, respectively, for the three and nine months ended September 30, 2009 and 2,168 for the three and nine months ended September 30, 2008.

MedQuist Inc. & Subsidiaries
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
     The following is a summary of the financial statement activity related to the customer accommodation which is included as a separate line item in the accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008:

	Nine months ended	Year ended
	September 30, 2009	December 31, 2008
Beginning balance	$12,055	$18,459
Payments and other adjustments	(318)	(5,664)
Credits	(103)	(740)

Ending balance	$11,634	$12,055

6. Cost of Legal Proceedings and Settlements, Net
     The following is a summary of the amounts recorded as Cost of legal proceedings and settlements, net, in the accompanying consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Legal fees	$1,352	$2,777	$7,630	$9,993
Other professional fees	30	131	60	490
Settlements	—	5,925	5,750	7,425

Total	$1,382	$8,833	$13,440	$17,908

     Other professional fees represent accounting and dispute analysis costs and document search and retrieval costs. The 2008 Settlements of $7,425 are for the settlements of all claims related to the consolidated medical transcriptionists putative class action and the U.S. Department of Justice (DOJ) investigation. The 2009 settlement amount of $5,750 is for the settlement related to the Anthurium patent claim which was settled and paid in June 2009.
7. Restructuring Plans
2009 Restructuring Plans
     During the third quarter of 2009, we implemented a restructuring plan related to a reduction in workforce of 47 employees in order to better align costs with revenues (2009 Plan). The table below reflects the financial statement activity related to the 2009 Plan which is included in accrued expenses in the accompanying consolidated balance sheets:

Nine Months Ended
September 30, 2009
Beginning balance	$—
Charge	497
Cash paid	(229)

Ending balance	$268

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
2008 Restructuring Plans
     During the fourth quarter of 2008, we implemented a restructuring plan related to a reduction in workforce of 189 employees in order to better align costs with revenues (2008 Plan). The table below reflects the financial statement activity related to the 2008 Plan which is included in accrued expenses in the accompanying consolidated balance sheets:

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
Beginning balance	$1,323	$—
Charge	(16)	2,135
Cash paid	(1,222)	(812)

Ending balance	$85	$1,323

8. Income Taxes
     Our consolidated income tax expense consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable period as well as state and foreign income taxes. We recorded a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years.
     We classify penalties and interest related to uncertain tax positions as part of income tax expense. There were no material changes to our uncertain tax positions, including penalties and interest for the three and nine months ended September 30, 2009.
9. Credit Agreement
     In August 2009, we entered into a five-year $25 million revolving credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, LLC, pursuant to a credit agreement (the “Credit Agreement”). Subject to certain terms and conditions of the Credit Agreement, the Credit Agreement provides committed revolving funding through August 2014 and includes an option whereby we can increase its maximum credit to $40 million, based upon certain terms and conditions. The amount available for borrowings is based upon a percentage of eligible accounts receivable. Under the agreement, there are reserves established which limit the amounts that can be available. At September 30, 2009, $21.0 million was available under the Credit Agreement. The Credit Agreement is a working capital facility that may be used for general corporate purposes. The Credit Agreement enables us to borrow funds in U.S. dollars, at variable interest rates. The Credit Agreement provides the lender a security interest in and against significantly all of our assets. Under the Credit Agreement we agreed to certain covenants customarily found in such agreements including, but not limited to, financial covenants requiring us to maintain certain minimum levels of EBITDA and a minimum fixed charge coverage ratio. At September 30, 2009, we were in compliance with the financial covenants of the agreement. At September 30, 2009 there were no borrowings outstanding under the Credit Agreement.
10. Commitments and Contingencies
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

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     Kaiser served an initial set of discovery requests on May 7, 2009. On May 20, 2009, the court temporarily stayed discovery to address allegations of ethical misconduct by Kaiser’s trial counsel, Greenberg Traurig, LLP. On July 1, 2009, the court granted us leave to conduct limited written discovery regarding Greenberg Traurig’s alleged ethical misconduct and continued the temporary stay of all other discovery. On July 14, 2009, we moved for sanctions against Greenberg Traurig for breach of the New Jersey Rules of Professional Conduct, and we moved to stay the litigation pending resolution of the motion for sanctions. These motions are fully briefed and pending before the court. Discovery is presently stayed pending resolution of our motion to stay.
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
     On November 21, 2008, the Court granted our motion and the motions filed by the other defendants and dismissed plaintiff’s amended class action complaint with prejudice. On December 31, 2008, plaintiff filed an appeal of the trial court’s dismissal order with the New Jersey Appellate Division. Thereafter, the parties briefed all the issues raised in plaintiff’s appeal. In our opposition brief, we opposed all the arguments plaintiff raised with respect to the dismissal of the claims against us.
     On September 24, 2009, the Appellate Division held oral argument on the issues that are the subject of plaintiff’s appeal. We are now waiting for the Appellate Division to issue a decision.
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

MedQuist Inc. & Subsidiaries
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
     On September 24, 2009, Claimants served their expert report which changed their damage theories and calculations.
     On September 30, 2009, the Panel granted in part and denied in part our initial motion for summary judgment. The Panel held that (i) the damage limitation clause in the Claimant’s contracts was enforceable and would bar any damages subject to the clause, including lost profits, with respect to Claimant’s breach of contract claim; (ii) the claim for violation of the covenant of good faith and fair dealing should be dismissed and (iii) the releases executed by Claimants were enforceable, and they bar any claims or damages sought by Claimants prior to the date of the respective releases. The Panel denied the remainder of our initial motion for summary judgment at this stage of the proceedings.
     On September 30, 2009, we filed our second motion for summary judgment. In that motion, we argued that we are entitled to summary judgment with respect to (i) Claimants’ fraud claim, and that any alleged damages were not caused by our alleged fraud, (ii) Claimant’s promissory estoppel claim, and that lost profits are not recoverable for such a claim, (iii) Claimant’s breach of contract claim, and that any alleged breach of contract damages are barred by the Panel’s prior ruling, and (iv) Claimant’s tortious interference claim, and that any alleged damages are not recoverable. Oral argument on this motion is scheduled for November 10, 2009.
     We deny all wrongdoing and intend to defend ourselves vigorously.
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
     We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of September 30, 2009 or December 31, 2008 related to these indemnification provisions.
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
11. Related Party Transactions
     From time to time, we enter into transactions in the normal course of business with related parties. Prior to August 6, 2008, Philips owned approximately 69.5% ownership interest in MedQuist. This ownership interest was sold to CBaySystems Holdings on August 6, 2008 (CBaySystems Holdings Purchase). Accordingly Philips ceased to be a related party on that date and CBaySystems Holdings (and affiliated entities) commenced to be a related party on that date. The Audit Committee of our board of directors has been charged with the responsibility of approving or ratifying all related party transactions other than those which were entered into between us and Philips prior to August 6, 2008. In any situation where the Audit Committee sees fit to do so, any related party transaction, other than those entered into between us and Philips prior to August 6, 2008, are presented to disinterested members of our board of directors for approval or ratification.
     On September 15, 2008, we entered into a transcription services agreement (the 2008 TSA) with CBay Systems & Services, Inc. (CBay Systems), a wholly-owned subsidiary of CBaySystems Holdings, pursuant to which we outsource certain medical transcription services to CBay Systems. The 2008 TSA was terminated by mutual written agreement on October 26, 2009. For the three months ended September 30, 2009 and 2008 we incurred expenses of $0 and $0, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred expenses of $958 and $0, respectively, which were recorded in Cost of revenues.
     On April 3, 2009, we entered into a transcription services agreement (Transcription Services Agreement) with CBay Systems, pursuant to which we outsource certain medical transcription services to CBay Systems. The Transcription Services Agreement will expire on April 16, 2012 unless sooner terminated by either party. Under the Transcription Services Agreement, we pay CBay Systems a per line fee based on each transcribed line of text processed and the specific type of service provided. CBay Systems will perform its services using our DocQment Enterprise Platform and will be held to certain performance standards and quality guidelines set forth in the agreement. The specific services to be performed will be set forth in order forms delivered by us to CBay Systems from time to time during the term of the Transcription Services Agreement. For the three and nine months ended September 30, 2009 we incurred expenses of $1,793 and $3,334, respectively, which were recorded in Cost of revenues.
     On March 31, 2009, we entered into a transcription services subcontracting agreement (Subcontracting Agreement) with CBay Systems, pursuant to which CBay Systems will subcontract certain medical transcription, editing and related services to us. Under the Subcontracting Agreement, we will provide the medical transcription, editing and related services to CBay Systems using labor located within the United States using our DocQment Enterprise Platform. The specific services to be performed will be set forth in order forms delivered by CBay Systems to us from time to time during the term of the Subcontracting Agreement. We will receive 98% of the net monthly fees collected by CBay Systems from its customers for the services provided by us. For the three and nine months ended September 30, 2009, we recorded revenue of $506 and $975 under the terms of the Subcontracting agreement.
     On September 19, 2009, we entered into a services agreement (Management Services Agreement) with CBay Inc. (CBay), pursuant to which certain senior executives and directors of CBay render to us, upon the request of our Chief Executive Officer, certain advisory and consulting services in relation to the affairs of us and our subsidiaries. The Management Services Agreement will remain in effect until the earliest to occur of (i) December 31, 2009, if either party gives notice of termination of the Services Agreement to the other party no later than December 1, 2009, (ii) the end of any calendar quarter subsequent to December 31, 2009, if either party gives notice of termination of the Services Agreement to the other party no later than thirty (30) days prior to the end of such calendar quarter, (iii) such time as CBay or its affiliates (other than the us and our subsidiaries) control, directly or indirectly, the power to vote less than thirty percent (30%) of the issued and outstanding common equity of the MedQuist, and (iv) such earlier date as we and CBay may mutually agree upon in writing. The Management Services Agreement provides that, in consideration of the management services rendered by CBay to us since July 1, 2009 and to be rendered by CBay to us pursuant to the Management Services Agreement, we will pay CBay a quarterly services fee equal to $350, which shall be payable in arrears. For the three months ended September 30, 2009 and 2008, we incurred services expenses with CBay Inc. of $350 and $0, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred services expenses with CBay Inc. of $1,049 and $0, respectively, which has been recorded in Selling, general and administrative expense.

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     As of September 30, 2009 and December 31, 2008, Accounts payable and Accrued expenses included $1,049 and $665, respectively for amounts due to CBay Systems. As of September 30, 2009 and December 31, 2008, Accounts receivable included $369 and $0, respectively, for amounts due from CBay Systems.
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
     Licensing Agreement
     We are a party to a Licensing Agreement with Philips Speech Processing GmbH, an affiliate of Philips which is now known as Philips Speech Recognition Systems GmbH (PSRS), on May 22, 2000 (Licensing Agreement). The Licensing Agreement was amended by the parties as of January 1, 2002, February 23, 2003, August 10, 2003, September 1, 2004, December 30, 2005 and February 13, 2007. During 2008, our competitor, Nuance Communications, Inc. (Nuance) purchased PSRS. PSRS is now a business unit of Nuance.
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

MedQuist Inc. & Subsidiaries
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
     Other
     From time to time prior to the CBaySystems Holdings Purchase, we entered into other miscellaneous transactions with Philips including Philips purchasing certain products and implementation services from us. We recorded net revenues from sales to Philips of $39 for the nine months ended September 30, 2008.
     Listed below is a summary of the expenses incurred by us in connection with the various Philips agreements noted above for the three and nine months ended September 30, 2008. Philips ceased being a related party on August 6, 2008. Charges related to these agreements are included in Cost of revenues and Selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Licensing agreement	$355	$2,070
OEM supply agreement	36	1,645
Equipment purchases	97	586
Insurance coverage	65	399
CBay Transaction		(172)
Other	—	(39)

Ending balance	$553	$4,489

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
     For the nine months ended September 30, 2008 we incurred charges of $1,073 for Nightingale services, which were recorded in Selling, general and administrative expenses in the accompanying consolidated statements of operations.
12. Investment in A-Life Medical, Inc. (A-Life)
     As of September 30, 2009 and December 31, 2008, we have an investment of $9,431 and $6,252 respectively, in A-Life, a privately held entity which provides advanced natural language processing technology for the medical industry. Our investment is recorded under the equity method of accounting. For the three months ended September 30, 2009, our investment increased by $2,154 related to our share of A-Life’s net income offset by $255 for a distribution which was recorded as Shareholders’ equity in our consolidated balance sheet. For the nine months ended September 30, 2009, our investment increased by $2,582 related to our share of A-Life’s net income, additional cash investments in A-Life of $852 offset by $255 for a distribution which was recorded as Shareholders’ equity in our consolidated balance sheet. Our investment in A-Life is recorded in Other assets in the accompanying consolidated balance sheets.
13. Financial Instruments
     Effective January 1, 2008, we adopted Fair Value accounting for financial assets and financial liabilities. This did not have a material impact on our financial position, results of operations and cash flows. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access. Level 2: Observable market based inputs or

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves. Level 3: Inputs are unobservable data points that are not corroborated by market data. At December 31, 2008, we held one financial asset, our Executive Deferred Compensation Plan assets (EDCP) included in Other current assets. We measured the fair value of our EDCP on a recurring basis using Level 2 (significant other observable) inputs. The adoption did not have an impact on the basis for measuring the fair value of these items. In the third quarter of 2009 we terminated the plan and distributed plan assets to members and liquidated the plan assets. Accordingly there were no financial instruments as defined as of September 30, 2009.
     The following table presents our fair value hierarchy for those financial assets measured at fair value on a recurring basis in our consolidated balance sheets as of December 31, 2008:

Quoted Prices In
		Active Markets for	Significant Other	Significant
	December 31,	Identical	Observable	Unobservable
	2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Executive Deferred Compensation Plan assets	$787	$—	$787	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	each of the factors discussed in Item 1A, Risk Factors, of this report as well as risks discussed elsewhere in this report;

•	each of the matters discussed in Part II, Item 1, Legal Proceedings;

•	our ability to recruit and retain qualified medical transcriptionists (MTs) and other employees;

•	changes in law, including, without limitation, the impact HIPAA will have on our business;

•	the impact of our new services and products on the demand for our existing services and products;

•	our increased dependence on speech recognition technology, which we license, but do not own;

•	our current dependence on medical transcription for substantially all of our business;

•	our ability to expand our customer base;

•	infringement on the proprietary rights of others;

•	our ability to diversify into other businesses;

•	our increased dependence on offshore medical transcription subcontractors;

•	our ability to effectively integrate newly-acquired operations, if any;

•	competitive pricing and service feature pressures in the medical transcription industry and our response to those pressures;

•	Our ability to operate the business given our restrictions under the Credit Agreement;

•	difficulties relating to our significant management turnover; and

•	general conditions in the economy and capital markets.
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
Executive Overview
     We are a leading provider of integrated clinical documentation and healthcare information management technology and services. We offer health systems, hospitals, and physician practices integrated solutions for voice capture, speech recognition, medical transcription, document management, natural language processing and clinical documentation improvement, as well as coding services. Our solutions are designed to facilitate electronic access to clinical information by healthcare providers and to improve overall efficiency in the area of revenue cycle and cash flow performance by facilitating timely coding services.

     We are one of the world’s largest medical transcription service organization (MTSO) and one of the leading technology-enabled clinical documentation workflow providers. We service our nationwide customer base 24 hours a day, seven days a week, using skilled, English-speaking medical transcriptionists located primarily in the United States and India. We believe our transcriptionist workforce, which includes employees as well as subcontractors, is one of the largest of any medical transcription company.
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
     Although we remain a leading provider of medical transcription services in the U.S., we experience competition from many local, regional and national businesses. The medical transcription industry is highly fragmented, and we believe there are hundreds of companies in the U.S. performing medical transcription services. There are currently two large service providers, one of which is us and the other of which is Spheris Inc., several mid-sized service providers with annual revenues of between $15 million and $100 million and hundreds of smaller, independent businesses with annual revenues of less than $15 million.
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
     Although we believe the outsourced portion of the medical transcription services market continues to grow, in order to benefit from this trend we must overcome the following challenges: reduce costs, increase profit margins and continue to benefit from technological advances.
     We evaluate our performance based upon the following factors:
•	revenues;

•	operating income;

•	adjusted EBITDA;

•	net cash provided by operating activities; and

•	days sales outstanding.
     Our goal is to execute our strategy to yield growth in net revenues, operating income, adjusted EBITDA and net income per share.
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
     In May 2009, the FASB issued guidance which requires management to evaluate subsequent events through the date the financial statements were issued or the date the financial statements were available to be issued. This is effective for annual and interim periods ending after June 15, 2009 and should be applied prospectively. We evaluated subsequent events through November 9, 2009.
     In June 2009, the FASB issued guidance to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. This guidance is effective for interim periods as of the beginning of the first annual reporting period beginning after November 15, 2009. The Company is currently evaluating the provisions to determine the impact on the Company’s results of operations, cash flows or financial position.
     In June 2009, the FASB issued, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
     In September 2009, the FASB ratified two consensuses affecting revenue recognition:
          The first consensus, Revenue Recognition—Multiple-Element Arrangements, sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.

One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (VSOE) or third-party evidence (TPE).
          This consensus eliminates the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted.
          The second consensus, Software-Revenue Recognition addresses the accounting for transaction involving software to exclude from its scope tangible products that contain both software and non-software and not-software components that function together to deliver a products functionality.
     The Consensuses are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are evaluating the potential impact of these requirements on our financial statements.
     Certain reclassifications were made to prior period financial statements to conform to the current presentation. Expenses and charges of $1.7 million for the three months ended September 30, 2008 and $2.6 million for the nine months ended September 30, 2008 related to the Anthurium, Reseller and Shareholder lawsuits had previously been included in Selling, general and administrative expenses. Due to the significant amount of such expenses in 2009, such costs are now included in Cost of legal proceedings and settlements, net.
     On August 27, 2009, our board of directors upon the recommendation of its compensation committee, approved the MedQuist Inc. Long-Term Incentive Plan. The Incentive Plan is designed to encourage and reward the creation of long-term equity value by certain members of our senior management team. The executives and key employees will be selected by the Compensation Committee and will be eligible to participate in the Incentive Plan.
     No amounts have been accrued under the Incentive Plan as no awards have been made as of September 30, 2009.
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
     Cost of Revenues
     Cost of revenues includes compensation of MTs, other payroll costs (primarily related to operational and production management, quality assurance, quality control and customer and field service personnel), telecommunication and facility costs. Cost of revenues also includes the direct cost of technology products sold to customers. MT payroll cost is directly related to medical transcription revenues and is based on lines transcribed or edited multiplied by a specific rate. Therefore, MT costs trend directly in line with revenues. Fixed costs have been reduced.
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
     Cost of legal proceedings and settlements, net
     Cost of legal proceedings and settlements, net include legal fees incurred in connection with investigations by the U.S. Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ), both of which were settled in 2008, indemnification of former officers, and proceedings and the defense of civil litigation matters and the Anthurium, Reseller and Shareholder matters.
Consolidated Results of Operations
     The following tables set forth our consolidated results of operations for the periods indicated below:
Comparison of Three Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,
	2009		2008
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change
Net revenues	$76,836	100.0%	$81,287	100.0%	$(4,451)	(5.5%)

Operating costs and expenses:
Cost of revenues	52,768	68.7%	57,235	70.4%	(4,467)	(7.8%)
Selling, general and administrative	7,930	10.3%	11,496	14.1%	(3,566)	(31.0%)
Research and development	2,439	3.2%	4,648	5.7%	(2,209)	(47.5%)
Depreciation	2,197	2.9%	2,977	3.7%	(780)	(26.2%)
Amortization of intangible assets	1,518	2.0%	1,411	1.7%	107	7.6%
Cost of legal proceedings and settlements, net	1,382	1.8%	8,833	10.9%	(7,451)	(84.4%)
Restructuring charges	481	0.6%	37	0.0%	518	1,400.0%

Total operating costs and expenses	68,715	89.4%	86,563	106.5%	(17,848)	(20.6%)

Operating income (loss)	8,121	10.6%	(5,276)	(6.5%)	13,397	253.9%

Equity in income of affiliated company	2,154	2.8%	159	0.2%	1,995	1,254.7%
Other income	—	—	—	—	—	n.a.
Interest income (expense), net	(29)	(0.0%)	418	0.5%	(447)	(106.9%)

Income (loss) before income taxes	10,246	13.3%	(4,699)	(5.8%)	14,945	318.0%

Income tax provision (benefit)	542	0.7%	1,063	1.3%	(521)	(49.0%)

Net income (loss)	$9,704	12.6%	$(5,762)	(7.1%)	$15,466	268.4%

Net revenues
     Net revenues decreased $4.5 million, or 5.5%, to $76.8 million for the three months ended September 30, 2009 compared with $81.3 million for the three months ended September 30, 2008. Transcription volumes increased during the third quarter relative to the prior period, while average prices for transcription declined and the migration from legacy products reduced services revenues.
Cost of revenues
     Cost of revenues decreased $4.5 million, or 7.8% to $52.7 million for the three months ended September 30, 2009 compared with $57.2 million for the three months ended September 30, 2008. This decrease was attributable primarily to:
•	reduced medical transcription payroll costs of $1.5 million related to our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	reduced medical transcription costs of $1.5 million related to the increase in our outsourced medical transcription volumes to our international labor partners;

•	reduced costs of $1.5 million resulting from headcount reductions taken in 2008 to better align our overhead costs with our lower revenues levels and;

•	reduced employee retention costs of $0.2 million resulting from the change in control of our majority shareholder:

•	a decrease in other costs of $0.2 million; offset by

•	an increase in technology product costs of $0.4 million:
     As a percentage of net revenues, cost of revenues decreased to 68.7% for the three months ended September 30, 2009 from 70.4% for the same period in 2008, largely as a result of our increased use of speech recognition technology and actions taken to better align our fixed costs with our lower revenue levels.
Selling, general and administrative
     SG&A expenses decreased $3.6 million, or 31.0% to $7.9 million for the three months ended September 30, 2009 compared with $11.5 million for the three months ended September 30, 2008. This decrease was attributable to a decrease of $0.9 million of compensation expense as a result of reductions in workforce; a decrease of $0.8 million due to the acceleration of stock option awards given to certain members of our senior management team which vested following the change in control of our majority shareholder, a decrease of $0.4 million of legal fees, a reduction in employee retention costs of $0.3 million, resulting from the change in control of our majority shareholder, reduced audit fees of $0.3 million, a decrease of $0.2 million due to reduced professional fees related to our evaluation of strategic alternatives, a decrease of $0.2 million for building rent, and a decrease in all other SG$A expense of $0.5 million. SG&A expense in the three month period ended September 30, 2009 as a percentage of net revenues was 10.3% compared with 14.1% for the same period in 2008.
Research & development
     R&D expenses decreased $2.2 million, or 47.5%, to $2.4 million for the three months ended September 30, 2009 compared with $4.6 million for the three months ended September 30, 2008. This decrease was related to a decrease of $1.2 million related to compensation expense as a result of reductions in workforce; a decrease of $0.4 million due to the acceleration of stock option awards given to certain members of our senior management team which vested following the change in control of our majority shareholder, a reduction in employee retention costs of $0.3 million resulting from the change in control of our majority shareholder, and a decrease in other costs of $0.3 million. R&D expenses as a percentage of net revenues were 3.2% for the three months ended September 30, 2009 compared with 5.7% for the three months ended September 30, 2008.
Depreciation
     Depreciation expense decreased $0.8 million, or 26.2% to $2.2 million for the three months ended September 30, 2009 compared with $3.0 million for the three months ended September 30, 2008. This decrease was primarily the result of reduced capital spending in 2008. Depreciation expense as a percentage of net revenues was 2.9% for the three months ended September 30, 2009 compared with 3.7% for the same period in 2008.
Amortization
     Amortization expense increased $0.1 million, or 7.6%, to $1.5 million for the three months ended September 30, 2009 compared with $1.4 million for the three months ended September 30, 2008. This increase was primarily the result of amortization expense associated with software development projects which were completed in 2008. Amortization expense as a percentage of net revenues was 2.0% for the three months ended September 30, 2009 compared with 1.7% for the same period in 2008.
Cost of legal proceedings and settlements, net
     Costs of legal proceedings and settlements, net decreased $7.5 million, or 84.4%, to $1.3 million for the three months ended September 30, 2009 compared with $8.8 million for the three months ended September 30, 2008. This decrease in costs was due primarily to the DOJ settlement of $5.9 million; a decrease in legal fees related to the shareholder matter of $0.9 million: a decrease if $0.8 million related to the Anthurium patent claim; offset by an increase in all other legal fees of $0.1 million.
Equity in income of affiliated company
     Equity in income of affiliated company increased $2.0 million, or 1,255%, to $2.2 million for the three months ended September 30, 2009 compared with $0.2 million for the three months ended September 30, 2008. This increase was primarily due to a gain recognized by our affiliate. Our affiliate obtained control of a previously unconsolidated joint venture and recorded a gain on its previously held interest in the joint venture.

Income tax provision
     The effective income tax rate for the three months ended September 30, 2009 was 5.3% compared with an effective income tax rate of (22.6%) for the three months ended September 30, 2008. The income tax provisions consists of the increase in the deferred tax liability related to the current year tax goodwill amortization which is indefinite in nature as well as a decrease in the valuation allowance related to deferred tax assets utilized to offset earnings. The provisions also include state and foreign income taxes.
Comparison of Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30,
	2009		2008
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change
Net revenues	$233,251	100.0%	$247,466	100.0%	$(14,215)	(5.7%)

Operating costs and expenses:
Cost of revenues	157,993	67.7%	176,508	71.3%	(18,515)	(10.5%)
Selling, general and administrative	25,819	11.1%	36,446	14.7%	(10,627)	(29.2%)
Research and development	7,235	3.1%	12,502	5.1%	(5,267)	(42.1%)
Depreciation	7,418	3.2%	8,901	3.6%	(1,483)	(16.7%)
Amortization of intangible assets	4,533	1.9%	4,145	1.7%	388	9.4%
Cost of legal proceedings and settlements, net	13,440	5.8%	17,908	7.2%	(4,468)	(24.9%)
Restructuring charges	481	0.2%	82	0.0%	563	686.6%

Total operating costs and expenses	216,919	93.0%	256,328	103.6%	(39,409)	(15.4%)

Operating income (loss)	16,332	7.0%	(8,862)	(3.6%)	25,194	284.3%

Equity in income of affiliated company	2,582	1.1%	200	0.1%	2,382	1,191.0%
Other income	—	—	438	0.2%	(438)	(100.0%)
Interest income (expense), net	36	0.0%	2,601	1.1%	(2,565)	(98.6%)

Income (loss) before income taxes	18,950	8.1%	(5,623)	(2.3%)	24,573	437.0%

Income tax provision (benefit)	1,556	0.7%	2,721	1.1%	(1,165)	(42.8%)

Net income (loss)	$17,394	7.5%	$(8,344)	(3.4%)	$25,738	308.5%

Net revenues
     Net revenues decreased $14.2 million, or 5.7% to $233.3 million for the nine months ended September 30, 2009 compared with $247.5 million for the nine months ended September 30, 2008. Although growth in transcription volumes increased during the nine months relative to the prior year, the volume was not sufficient to offset the impact of lower average prices for transcription and the planned migration from legacy products which reduce services revenues.
Cost of revenues
     Cost of revenues decreased $18.5 million, or 10.5% to $158.0 million for the nine months ended September 30, 2009 compared with $176.5 million for the nine months ended September 30, 2008. This decrease was attributable primarily to:
•	reduced medical transcription payroll costs of $6.6 million related directly to our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues;

•	reduced technology product costs of $0.8 million;

•	reduced medical transcription costs of $3.0 million related to the increase in our outsourced medical transcription volumes to our international labor partners;

•	reduced medical transcription payroll costs of $1.8 million related to the increase in our outsourced medical transcription cost controls;

•	reduced costs of $4.9 million resulting from headcount reductions taken in 2008;

•	a one time benefit of $1.2 million related to the release of a reserve for prior period medical claims.
     As a percentage of net revenues, cost of revenues decreased to 67.7% for the nine months ended September 30, 2009 from 71.3% for the same period in 2008, largely as a result of our increased use of speech recognition technology and actions taken to better align our fixed costs with our lower revenue levels.
Selling, general and administrative
     SG&A expenses decreased $10.6 million, or 29.2%, to $25.8 million for the nine months ended September 30, 2009 compared with $36.4 million for the nine months ended September 30, 2008. This decrease was attributable to a decrease of $2.9 million related to compensation expense as a result of reductions in workforce, a decrease of $2.7 million of legal fees; a decrease of $1.6 million due to reduced professional fees related to our evaluation of strategic alternatives, a decrease of $1.0 million related to the expiration of our contract with Nightingale, a decrease of $0.8 million due to the acceleration of stock option awards given to certain members of our senior management team which vested following the change in control of our majority shareholder, reduced audit fees of $0.8 million, a reduction in employee retention costs of $0.3 million resulting from the change in control of our majority shareholder, a decrease of advertising and marketing costs of $0.4 million, and a decrease in all other SG&A costs of $0.1 million. SG&A expense in the nine month period ended September 30, 2009 as a percentage of net revenues was 11.1% compared with 14.7% for the same period in 2008.
Research & development
     R&D expenses decreased $5.3 million, or 42.1%, to $7.2 million for the nine months ended September 30, 2009 compared with $12.5 million for the nine months ended September 30, 2008. This decrease was attributable to a decrease of $2.8 million related to compensation expense as a result of reductions in workforce; a decrease in the amounts we capitalized for software development of $0.6 million; a decrease in consulting expense of $0.8 million; a decrease of $0.4 million due to the acceleration of stock option awards given to certain members of our senior management team which vested following the change in control of our majority shareholder, a reduction in employee retention costs of $0.3 million resulting from the change in control of our majority shareholder; and a decrease in other costs of $0.4 million. R&D expenses as a percentage of net revenues were 3.1% for the nine months ended September 30, 2009 compared with 5.1% for the nine months ended September 30, 2008.
Depreciation
     Depreciation expense decreased $1.5 million, or 16.7%, to $7.4 million for the nine months ended September 30, 2009 compared with $8.9 million for the nine months ended September 30, 2008. This decrease was primarily the result of reduced capital spending in 2008. Depreciation expense as a percentage of net revenues was 3.2% for the nine months ended September 30, 2009 compared with 3.6% for the same period in 2008.
Amortization
     Amortization expense increased $0.4 million, or 9.4%, to $4.5 million for the nine months ended September 30, 2009 compared with $4.1 million for the nine months ended September 30, 2008. This increase was primarily the result of amortization expense associated with software development projects which were completed in 2008. Amortization expense as a percentage of net revenues was 1.9% for the nine months ended September 30, 2009 compared with 1.7% for the same period in 2008.
Cost of legal proceedings and settlements, net
     Costs of legal proceedings and settlements, net decreased $4.5 million, or 24.9%, to $13.4 million for the nine months ended September 30, 2009 compared with $17.9 million for the nine months ended September 30, 2008. This decrease in costs was due primarily to the DOJ and medical transcriptionists putative class action settlements which in 2008 for $5.9 million and $1.5 million, respectively, which did not recur in the 2009 period; and a reduction in legal fees of $2.9 million: offset by the Anthurium patent claim of $5.8 million.
Equity in income of affiliated company
     Equity in income of affiliated company increased $2.4 million, or 1,191%, to $2.6 million for the nine months ended September 30, 2009 compared with $0.2 million for the nine months ended September 30, 2008. This increase was primarily due to a gain recognized by our affiliate. Our affiliate obtained control of a previously unconsolidated joint venture and recorded a gain on its previously held interest in the joint venture.
Income tax provision
     The effective income tax rate for the nine months ended September 30, 2009 was 8.2% compared with an effective income tax rate of (48.3%) for the nine months ended September 30, 2008. The income tax provisions consists of the increase in the deferred tax liability related to the current year tax goodwill amortization which is indefinite in nature as well as a decrease in the valuation allowance related to deferred tax assets utilized to offset earnings in the current period. The provisions also include state and foreign income taxes.
Liquidity and Capital Resources
     As of September 30, 2009, we had working capital of $10.6 million compared with $39.5 million as of December 31, 2008. Our principal sources of liquidity are cash from operations, available cash on hand and our access to a credit facility. Cash and cash equivalents decreased $24.2 million in the nine months ended September 30, 2009 to $15.7 million from $39.9 million as of December 31, 2008. This decrease was driven primarily by cash provided by operating activities of $33.0 million offset by cash used to purchase property and equipment of $3.6 million, cash used for software development activities and other investments of $2.7 million, cash dividend of $49.9 million, and cash used of $1.2 million for fees and expenses related to the Credit Agreement described below.
     In August 2009 we entered into a five-year $25 million revolving credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, LLC, pursuant to a credit agreement (the “Credit Agreement”). Subject to certain terms and conditions of the Credit Agreement, the Credit Agreement provides committed revolving funding through August 2014 and includes an option whereby we can increase its maximum credit to $40 million, based upon certain terms and conditions. The amount available for borrowings is based upon a percentage of eligible accounts receivable. Under the agreement, there are reserves established which limit the amounts that can be available. At September 30, 2009, $21.0 million was available under the Credit Agreement. The Credit Agreement is a working capital facility that may be used for general corporate purposes. The Credit Agreement enables us to borrow funds in U.S. dollars, at variable interest rates. The Credit Agreement provides the lender a security interest in and against significantly all of our assets. Under the Credit Agreement we agreed to certain covenants customarily found in such agreements including, but not limited to, financial covenants requiring us to maintain certain minimum levels of EBITDA and a minimum fixed charge coverage ratio. At September 30, 2009 we were in compliance with the financial covenants of the agreement. At September 30, 2009 there were no borrowings outstanding under the Credit Agreement.
     We believe our existing cash and cash equivalents combined with cash expected to be generated from operations and cash available under the Credit Agreement will be sufficient to finance our operations for the foreseeable future. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our net revenues, or due to increased cash expenditures in excess of the net revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all.
Off-Balance Sheet Arrangements
     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Kaiser served an initial set of discovery requests on May 7, 2009. On May 20, 2009, the court temporarily stayed discovery to address allegations of ethical misconduct by Kaiser’s trial counsel, Greenberg Traurig, LLP. On July 1, 2009, the court granted us leave to conduct limited written discovery regarding Greenberg Traurig’s alleged ethical misconduct and continued the temporary stay of all other discovery. On July 14, 2009, we moved for sanctions against Greenberg Traurig for breach of the New Jersey Rules of Professional Conduct, and we moved to stay the litigation pending resolution of the motion for sanctions. These motions are fully briefed and pending before the court. Discovery is presently stayed pending resolution of our motion to stay. No hearing date has been set for any of the pending motions.
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
     On November 21, 2008, the Court granted our motion and the motions filed by the other defendants and dismissed plaintiff’s amended class action complaint with prejudice. On December 31, 2008, plaintiff filed an appeal of the trial court’s dismissal order with the New Jersey Appellate Division. Thereafter, the parties briefed all the issues raised in plaintiff’s appeal. In our opposition brief, we opposed all the arguments plaintiff raised with respect to the dismissal of the claims against us.
     On September 24, 2009, the Appellate Division held oral argument on the issues that are the subject of plaintiff’s appeal. We are now waiting for the Appellate Division to issue a decision.
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
     On September 24, 2009, Claimants served their expert report which changed their damage theories and calculations.
     On September 30, 2009, the Panel granted in part and denied in part our initial motion for summary judgment. The Panel held that (i) the damage limitation clause in the Claimant’s contracts was enforceable and would bar any damages subject to the clause, including lost profits, with respect to Claimant’s breach of contract claim; (ii) the claim for violation of the covenant of good faith and fair dealing should be dismissed and (iii) the releases executed by Claimants were enforceable, and they bar any claims or damages sought by Claimants prior to the date of the respective releases. The Panel denied the remainder of our initial motion for summary judgment at this stage of the proceedings.
     On September 30, 2009, we filed our second motion for summary judgment. In that motion, we argued that we are entitled to summary judgment with respect to (i) Claimants’ fraud claim, and that any alleged damages were not caused by our alleged fraud, (ii) Claimant’s promissory estoppel claim, and that lost profits are not recoverable for such a claim, (iii) Claimant’s breach of contract claim, and that any alleged breach of contract damages are barred by the Panel’s prior ruling, and (iv) Claimant’s tortious interference claim, and that any alleged damages are not recoverable. Oral argument on this motion is scheduled for November 10, 2009.
     We deny all wrongdoing and intend to defend ourselves vigorously.
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
     We provide certain indemnification provisions within our standard agreement for the sale of software and hardware (collectively, Products) to protect our customers from any liabilities or damages resulting from a claim of U.S. patent, copyright or trademark infringement by third parties relating to our Products. We believe that the likelihood of any future payout relating to these provisions is remote. Accordingly, we have not recorded any liability in our consolidated financial statements as of September 30, 2009 or December 31, 2008 related to these indemnification provisions.
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
     We have reviewed the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and have added the following additional risk factor: Our debt obligations include restrictive covenants which may restrict our operations or otherwise adversely affect us.
     Under the Credit Agreement which we entered into in August 2009, we must abide by certain financial and other restrictive covenants that, among other things, require us to maintain certain minimum levels of EBITDA and a minimum fixed charge coverage ratio.

     Upon a breach of any of the covenants in the Credit Agreement the lender could declare us to be in default of the Credit Agreement and could further require any outstanding borrowings under the Credit Agreement to be immediately due and payable, and terminate all commitments to extend further credit. We currently do not have any borrowings outstanding under the Credit Agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
     The following information was required to be disclosed under Item 2.05 of a Current Report on Form 8-K during the fiscal quarter ended September 30, 2009:
     On July 8, 2009, our senior management team approved and we implemented a restructuring plan related to a reduction in workforce of 47 employees in order to better align costs with revenues. We recorded $497,000 in severance charges related to this restructuring plan, of which, as of September 30, 2009, $229,000 has been paid out in cash expenditures and $268,000 has been recorded on our consolidated balance sheet as accrued expenses in anticipation of future expenditures. In connection with this restructuring plan, we do not anticipate any additional expenditures beyond the $497,000 in severance charges already accrued.

Item 6.	Exhibits
(a) Exhibits

No.	Description

10.1	MedQuist Inc. Long-Term Incentive Plan adopted on August 27, 2009

10.2	Credit Agreement dated August 31, 2009 by and among MedQuist Inc. and its subsidiaries, and Wells Fargo Foothill, LLC as the arranger and administrative agent and lender.

10.3(1)	Services Agreement by and between MedQuist Inc. and CBay Inc. dated September 19, 2009

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 24, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST INC.
Date: November 9, 2009	/s/ Peter Masanotti
Peter Masanotti
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	/s/ Dominick Golio
Dominick Golio
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

No.	Description

10.1	MedQuist Inc. Long-Term Incentive Plan adopted on August 27, 2009

10.2	Credit Agreement dated August 31, 2009 by and among MedQuist Inc. and its subsidiaries, and Wells Fargo Foothill, LLC as the arranger and administrative agent and lender.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002