Form 10-Q/A
period 2009-06-30
MEDQUIST INC
filed 2009-12-10
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)
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

Item 6. Exhibits
SIGNATURES
Exhibit Index

Explanatory Note
MedQuist Inc. (the “Company”) is filing this amendment (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Form 10-Q”), filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2009, solely to revise Exhibit 10.1 to the Form 10-Q (the Transcription Services Agreement by and between MedQuist Transcriptions, Ltd. and CBay Systems & Services, Inc. dated April 3, 2009) to include certain portions of Section 2.2 of such exhibit which had been omitted from such exhibit when filed with the Form 10-Q pursuant to a request for confidential treatment filed with the SEC (the “CTR”). Certain other portions of Exhibit 10.1 as filed with this Form 10-Q/A remain omitted pursuant to the CTR.
This Form 10-Q/A should be read in conjunction with the Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

Item 6.	Exhibits
     (a) Exhibits

No.	Description

10.1	Transcription Services Agreement by and between MedQuist Transcriptions, Ltd. and CBay Systems & Services, Inc. dated April 3, 2009 (*)

10.2(1)	Employment Agreement by and between Alan Gold and MedQuist Inc. dated February 26, 2009

10.3(2)	Employment Agreement by and among Dominick Golio and MedQuist Inc. dated April 9, 2009

10.4(1)	Employment Agreement by and between Kevin Piltz and MedQuist Inc. dated May 18, 2009

10.3(1)	Settlement and License Agreement by and between Anthurium Solutions, Inc. and MedQuist Inc. dated June 19, 2009

31.1(1)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on July 30, 2009.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 15, 2009.

(*)	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST INC.
Date: December 10, 2009	/s/ Peter Masanotti
Peter Masanotti
President and Chief Executive Officer (Principal Executive Officer)

Date: December 10, 2009	/s/ Dominick Golio
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

No.	Description

10.1	Transcription Services Agreement by and between MedQuist Transcriptions, Ltd. and CBay Systems & Services, Inc. dated April 3, 2009 (*)

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(*)	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.