Form 10-K/A
period 2009-12-31
MEDQUIST INC
filed 2010-04-30
CIK 884497

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2009, was $68,730,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Global Market of The NASDAQ Stock Market LLC on June 30, 2009.
     The number of registrant’s shares of common stock, no par value, outstanding as of April 15, 2010 was 37,555,893.
Documents incorporated by reference
     None

Explanatory Note
     MedQuist Inc. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 to amend and restate Items 10 through 14 to include the information intended to be incorporated therein by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for 2010, which information was previously intended to be filed with the Securities and Exchange Commission (SEC) within 120 days following the end of our fiscal year ended December 31, 2009. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including certain currently dated certifications. The remainder of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on March 12, 2010 remains unchanged.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Identification of Our Directors
     Our business, property and affairs are managed by, or under the direction of, our board of directors. Each director holds office until his successor is elected and qualified, or until his earlier resignation or removal. Set forth below is the biographical information for each of our directors, including age, business experience for the last five years, any public company directorships held during the last five years, memberships on committees of our board of directors and the date when each director first became a member of our board of directors. We are not aware of any arrangements or understandings between any of the individuals listed below and any other person pursuant to which such individual was or is to be selected as a director, other than any arrangements or understandings with our directors acting solely in their capacities as such.
     Robert Aquilina, 54, has served as chairman of our board of directors since August 2008 and currently serves as chairman of the Compensation Committee. Mr. Aquilina has served as an Executive Partner, a senior operating consultant role, to S.A.C. Private Capital Group, LLC (SAC PCG) since 2007. Previously, he served as an Industrial Partner at Ripplewood Holdings LLC (Ripplewood), held the role of Co-Chairman of Flag Telecom Group Ltd. and was a board member of Japan Telecom Inc. Prior to these positions, Mr. Aquilina was a senior operating executive of AT&T, Inc. with a 21-year career. His last post at AT&T was as Co-President of AT&T Consumer Services and a member of the Chairman’s Operating Group. Previously within AT&T, Mr. Aquilina held a variety of senior positions including President of Europe, Middle East & Africa, Vice Chairman of AT&T Unisource, Vice Chairman of WorldPartners, Chairman of AT&T-UK, and General Manager of Global Data Services. Mr. Aquilina holds an M.B.A. from The University of Chicago and a Bachelors of Engineering degree from The Cooper Union for the Advancement of Science & Art in New York (Cooper Union). Mr. Aquilina has been a Member of Cooper Union’s Board of Trustees since 2000 and is currently chairing Cooper Union’s audit committee. Mr. Aquilina also currently serves as the chairman of the board of directors of CBaySystems Holdings Ltd. (CBay Holdings), which is a public company listed the AIM of the London Stock Exchange and the parent company of our majority shareholder, CBay Inc. (CBay Inc.).
     Mr. Aquilina’s extensive executive and senior management experience, and prior board service, enable him to provide leadership and support to the Company in the areas of operations, strategic and financial planning and compensation matters, and render him well-suited to lead our Compensation Committee.

     Frank Baker, 38, has served as a member of our board of directors since August 2008 and currently serves as a member of the Compensation Committee and of the Nominating Committee. Mr. Baker is a Managing Director and co-founder of SAC PCG. Prior to establishing SAC PCG in 2007, Mr. Baker was a Managing Director at Ripplewood and RHJ International where he was responsible for making various private equity investments and taking RHJ International public on the Brussels Stock Exchange. He joined Ripplewood’s New York office in 1999 and transferred to Ripplewood Japan, Inc. in 2002. Prior to joining Ripplewood, Mr. Baker spent more than three years in investment banking as an Associate at J.P. Morgan Securities Inc. in the Capital Markets Group and as an Analyst at Goldman Sachs & Co. in the Mergers and Acquisitions Group. Mr. Baker has a B.A. in Economics from the University of Chicago and an M.B.A. from Harvard Business School. Mr. Baker is also currently on the board of directors of CBay Holdings.
     Mr. Baker’s vast experience in private equity capital markets, his background in mergers and acquisitions and corporate finance matters, and his entrepreneurial and leadership skills enable him to provide leadership and support to the Company areas of operations, financial planning, and assessing strategic opportunities
     Peter E. Berger, 60, has served as a member of our board of directors since August 2008 and currently serves as a member of the Compensation Committee and as chairman of the Nominating Committee. Mr. Berger is a Managing Director and co-founder of SAC PCG. From 1995-1998 and 2000-2006, Mr. Berger, a founding member of Ripplewood, served as both a Managing Director of Ripplewood and as a Special Senior Advisor to the board of directors of RHJ International. Prior to joining Ripplewood, Mr. Berger was a senior partner and global head of the Corporate Finance Group at Arthur Andersen & Co., where he began his career in 1974. From 1989-1991, he served as a Managing Director in investment banking at Bear Stearns Companies. From 1999-2000, Mr. Berger was Managing Director and Chief Executive Officer of Mediacom Ventures LLC, a boutique investment advisory firm. He also served as non-executive Chairman of the Board of Kepner-Tregoe, Inc., a management consulting company. Mr. Berger has a B.Sc. from Boston University and an M.B.A. from Columbia University Graduate School of Business. Mr. Berger is also currently on the board of directors of CBay Holdings.
     Mr. Berger’s investment banking background, experience in private equity capital markets, deep professional background and experience, and current and previously held senior-executive leadership positions enable him to provide valuable leadership and support to the Company in the areas of financial and strategic planning.
     John F. Jastrem, 54, has served as a member of our board of directors since September 2008 and currently serves as a member of the Audit Committee. Mr. Jastrem has been president and CEO of Exhibitgroup/Giltspur, a division of Viad Corp., since 2006. Previously, Mr. Jastrem was an executive for eight years with Omnicom Group Inc., where he started in 1998 as chairman and CEO of Rapp Collins Worldwide-Dallas (RCW), the global leader in direct response marketing and database management. Prior to his tenure at Omnicom, Mr. Jastrem was president and CEO of TEAM Consultants, which specialized in strategic planning, financing, interim management, technology-enabled solutions, and mergers and acquisitions. Prior to joining TEAM Consultants, Mr. Jastrem served as a member of the executive team at Knapp Communications Corporation (the publisher of Architectural Digest and Bon Appetit magazines), and at Wickes Companies Inc., an international retailer and manufacturer.
     Mr. Jastrem’s experience as a chief executive officer and senior executive at large public businesses, his experience as an entrepreneur in private organizations, and his strong background in the areas of marketing, sales, corporate finance and strategic planning and management enable him to provide valuable leadership and support to the Company in the areas of financial and strategic planning, and also enable him to contribute meaningfully to the Audit Committee.

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
     Mr. O’Brien’s experience as a public company chief executive officer and senior executive at large public businesses, his experience serving on the boards of public companies, and his background in mergers and acquisitions and corporate finance matters enable him to provide valuable leadership and support to the Company in the areas of financial and strategic planning, and also enable him to contribute meaningfully to the Audit Committee.
     Warren E. Pinckert II, 66, has served as a member of our board of directors since February 2008 and currently serves as the chairman of the Audit Committee and as a member of the Compensation Committee. Mr. Pinckert was the Chief Executive Officer of Cholestech Corporation, a medical device company, from 1993 until its acquisition in 2007. Prior to joining Cholestech, Mr. Pinckert served as Chief Financial Officer of Sunrise Medical, a durable medical equipment manufacturer. Mr. Pinckert also served as a member of the board of directors of PacifiCare Health Systems, a managed care company, until its acquisition in 2005. Since 2007, Mr. Pinckert has been retired. Mr. Pinckert currently serves on the board or directors of an early stage medical device company, BioVentrix Inc.
     Mr. Pinckert’s experience as a public company chief executive officer and chief financial officer, his extensive SEC reporting and corporate governance experience, and his prior public company board service enable him to provide valuable leadership and support to the Company in the areas of financial reporting and corporate governance, and also render him well-suited to chair our Audit Committee.
     Michael Seedman, 54, has served as a member of our board of directors since August 2008 and currently serves as a member of the Nominating Committee. Mr. Seedman is the founder of Seedman and Associates, a private equity firm. He has more than 30 years of senior executive management, leadership and technological innovation expertise and experience. Mr. Seedman was previously an Industrial Partner with Ripplewood, where he served on the D&M Holdings Inc. board of directors. He began his affiliation with Ripplewood as an Industrial Partner with Western Multiplex Corp. (acquired by Proxim Corporation), where he served on its board of directors. Before his association with Ripplewood, Mr. Seedman was the founder and Chairman of Entrega Technologies (acquired by Xircom), a computer peripheral designer and manufacturer. Mr. Seedman was Vice President and General Manager of U.S. Robotics’ Personal Communications Division (acquired by 3Com Corporation). Prior to US Robotics, Mr. Seedman served as President and Chief Executive Officer of Practical Peripherals, which he founded in 1981 and later sold to Hayes Microcomputer, Inc. Mr. Seedman currently serves on the boards of directors of Revenew Systems, Inc., Cleversafe Inc., and LS Research, LLC. His previous board affiliations have been with both public and private boards. Mr. Seedman has served as an Executive Partner, a senior operating consultant role, to SAC PCG since 2007.
     Mr. Seedman’s technological expertise and experience, background in private equity, entrepreneurial and leadership skills, previously held senior-executive leadership positions, and experience serving on the boards of public companies, enable him to provide valuable leadership and support to the Company in the areas of information technology and strategic planning.

     Andrew E. Vogel, 37, has served as a member of our board of directors since September 2008 and currently serves as a member of the Audit Committee. Mr. Vogel is a Managing Member of ZM Capital, a media-focused private equity firm, and has been working at ZelnickMedia Corp. since late 2003. Prior to joining ZelnickMedia, Mr. Vogel was an investment professional at Ripplewood Holdings. Previously, Mr. Vogel was an associate at McCown De Leeuw & Co. and an investment banker in Lehman Brothers’ Mergers and Acquisitions group. Mr. Vogel is also a director of ThinkMap Inc. Mr. Vogel has a B.A. from Wesleyan University and an M.B.A. from Harvard Business School.
     Mr. Vogel’s investment banking background and experience in private equity capital markets and corporate finance matters enable him to provide valuable leadership and support to the Company in the areas of financial and strategic planning, and also enable him to contribute meaningfully to the Audit Committee.
Governance of the Company
     Our business, property and affairs are managed by, or under the direction of, our board of directors, which currently consists of 8 directors. Our board of directors maintains an Audit Committee, a Nominating Committee and a Compensation Committee, each of which is discussed in detail below.
Independence of Directors
     Our common stock is listed on the Global Market of The NASDAQ Stock Market LLC (NASDAQ). We qualify as a “controlled company” as defined in Rule 5615(c)(1) of the Marketplace Rules (Marketplace Rules) of NASDAQ because more than 50% of our voting power is controlled by a single shareholder, CBay, Inc. (CBay). As a controlled company, we are exempt from the requirements of Rule 5605(b), (d) and (e) of the Marketplace Rules with respect to our board of directors being comprised of a majority of “independent directors” and the related rules covering the independence of directors serving on the Compensation Committee and the Nominating Committee of our board of directors. The controlled company exemption does not modify the independence requirements of the Audit Committee, which requires three independent directors. Our Audit Committee currently consists of four independent directors (Messrs. Jastrem, O’Brien, Vogel and Pinckert).
     As required by the rules of the Securities and Exchange Commission (SEC), our board of directors uses the independence requirements of NASDAQ (the Independence Requirements) to assess the independence of each of its members. Our board of directors has determined that Messrs. Pinckert, Jastrem, O’Brien and Vogel are “independent” in accordance with the Independence Requirements. In making its determinations, our board of directors did not consider any related party transactions that are not discussed under Item 13, below the heading “Related Party Transactions.”
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
     The Audit Committee (or disinterested members of our board of directors) is also responsible for approving or ratifying all related party transactions. If the related party transaction involves compensation, such transaction must also be approved by the Compensation Committee. The Audit Committee is composed of Warren E. Pinckert II (Chair), John F. Jastrem, Colin J. O’Brien and Andrew E. Vogel. Messrs. Pinckert, Jastrem, O’Brien and Vogel have been determined by our board of directors to have met the Independence Requirements for the purposes of serving on the Audit Committee. Our board of directors has determined that Mr. Pinckert is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.

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
     The Compensation Committee is composed of Robert Aquilina (Chair), Frank Baker, Peter Berger and Warren Pinckert. The Compensation Committee does not have a written charter.
Nominating Committee
     The responsibilities of the Nominating Committee, which are set forth in a written charter adopted by our board of directors and available on our website at www.medquist.com, includes the selection of potential candidates for our board of directors. The Nominating Committee also makes recommendations to our board of directors concerning the membership of the other board committees and is responsible for developing policies and procedures with regard to the consideration of any director candidates recommended by our shareholders. The Nominating Committee is composed of Peter Berger (Chair), Frank Baker and Michael Seedman.
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
Code of Business Conduct and Ethics
     We have adopted a written code of business conduct and ethics which applies to all of our directors, officers and other employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our code of business conduct and ethics is available on our website at www.medquist.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of business conduct and ethics that apply to our directors, principal executive and financial and accounting officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless web site posting of such amendments or waivers is then permitted by the rules of NASDAQ.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires that each of our executive officers, directors and persons who beneficially own more than 10% of our common stock file with the SEC reports of ownership and changes in their ownership of our common stock. Our executive officers and directors and beneficial owners of greater than 10% of our common stock are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us, we believe that for the year ended December 31, 2009, all of our executive officers, directors and persons owning greater than 10% of our common stock complied with all Section 16(a) filing requirements applicable to them, except Mark E. Schwarz, a former director, failed to timely file two Form 4s reporting, in the aggregate, four transactions.
Executive Officers of the Company
     Peter Masanotti, 55, has served as our Chief Executive Officer since September 2008 and as our President since November 2008. Prior to joining us, Mr. Masanotti was managing director and global head of Business Process Sourcing at Deutsche Bank since May 2007, where he was responsible for offshore and onshore labor productivity and efficiency for the investment banking platform. From July 2005 through May 2007, Mr. Masanotti was the Chief Operating Officer and Executive Vice President of OfficeTiger LLC, a judgment-based business outsourcing firm which services major investment banks and Fortune 500 companies. From December 2001 to May 2005, Mr. Masanotti served as Chief Operating Officer of Geller & Company, a privately held finance and accounting outsourcing firm.
     Dominick Golio, 64, has served as our Chief Financial Officer since April 2009. Prior to joining us, Mr. Golio was the North America Chief Financial Officer for D & M Holdings NA, a global consumer electronics company and a Bain Capital Holdings Portfolio Company, from 2002 to April 2009, where he had direct involvement in all mergers and acquisitions activities. From 1993 to 2002, Mr. Golio was the Chief Financial Officer and Senior Vice President of Finance of Belco Oil & Gas Corporation, an energy company previously listed on the New York Stock Exchange. From 1991 to 1993, Mr. Golio served as the Chief Financial Officer and Vice President of Finance of Millmaster Onyx Group, Inc., a manufacturer of specialty chemicals and a portfolio company of RFE Investment Partners.
     Michael F. Clark, 48, has served as our Chief Operating Officer since June 2009. Mr. Clark previously served as our Senior Vice President of Operations from February 2005 to June 2009. Mr. Clark joined us in 1998 through our acquisition of MRC. From November 2003 until February 2005, Mr. Clark served as our Senior Vice President of Operations for our Western Division. From May 2002 until November 2003, Mr. Clark served as our Vice President of Operations for our Southwest Division and from January 1998 until July 2000, he served as Region Vice President for the Southeast. From May 2001 until May 2002, Mr. Clark served as Chief Operating Officer for eScribe, a transcription service provider. While at MRC, Mr. Clark served as Vice President, Marketing and Corporate Services.
     Alan Gold, 58, has served as our Senior Vice President of Sales & Marketing since March 2009. Prior to joining us, Mr. Gold was the Vice President of Sales, Managed Services, for Siemens Medical Solutions from 2000 to 2008, where he was responsible for all sales and marketing activities for Managed Services. From 1989 to 2000, Mr. Gold was employed by Shared Medical Systems, where he served as the Vice President of Sales and New Ventures (1998 to 2000), Vice President of Marketing (1996 to 1997), Area Vice President of Eastern Operations (1991 to 1995) and Director of Sales Support (1989 to 1990).
     Kevin Piltz, 51, has served as our Chief Information Officer since June 2009. Prior to joining us, Mr. Piltz was the Chief Information Officer for Geller & Company, a privately held finance and accounting outsourcing firm, from 2002 to 2009. From 1998 to 2002, Mr. Piltz was the Chief Information Officer of ITDS, a provider of information solutions to the communications and IP industry.
     James Brennan, 62, has served as our Principal Accounting Officer, Controller, Treasurer and Vice President since November 2006 and served as our Interim Principal Financial Officer from November 2008 to April 2009. From March 2006 until his appointment as our Principal Accounting Officer, Controller and Vice President, Mr. Brennan served as a consultant to us providing Sarbanes-Oxley compliance and financial accounting services. Mr. Brennan has been operating his own consulting firm, specializing in providing Sarbanes-Oxley compliance and financial accounting services, since July 2005. Between May 2000 and July 2005, Mr. Brennan served as the Vice President of Finance for two divisions of IKON Office Solutions. From 1995 to 1998, Mr. Brennan served as Vice President and Business Unit Financial Officer for the GS Electric Division of General Signal. From 1991 to 1995, Mr. Brennan served as Assistant Controller of General Signal Corporation.
     Mark R. Sullivan, 38, serves as our General Counsel, Chief Compliance Officer and Secretary. Mr. Sullivan was appointed as General Counsel in September 2006, Chief Compliance Officer in July 2006 and Secretary in January 2005. From August 2004 until September 2006, Mr. Sullivan served as our Acting General Counsel. Between March 2003 and August 2004, Mr. Sullivan served as our Associate General Counsel and Assistant Secretary. Prior to joining us, Mr. Sullivan was in private practice with Pepper Hamilton LLP from January 2000 until March 2003, and Drinker Biddle & Reath LLP from August 1998 to January 2000.
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
     During the past few years, in making executive hiring and compensation decisions, we considered the risks associated with our ongoing litigation and governmental investigation matters, the change in our majority shareholder, and our board or directors’ decision not to provide traditional equity-based long term incentives on an ongoing basis. During the past few years, we experienced a significant turnover in our senior management. In light of all of these challenges, our board of directors established a total compensation philosophy and structure designed to accomplish the following objectives:
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
     On a going forward basis, our President and Chief Executive Officer, our Vice President of Human Resources and the Compensation Committee together will review the performance of our executive officers, other than Mr. Masanotti, and will provide our board of directors with the results of the review and make recommendations to our board of directors for final approval with respect to the compensation of our executive officers. Our board of directors currently is, and will continue to be, responsible for setting the compensation of Mr. Masanotti and evaluating his performance based on corporate goals and objectives.
     The compensation for Mr. Masanotti is based on an agreement between us and Mr. Masanotti. The terms of the agreement with Mr. Masanotti were negotiated and approved by our board of directors and are described below under the caption “Compensation of our President and Chief Executive Officer.”
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
Base Salary
     We provide our executive officers with base salary in the form of fixed cash compensation to compensate them for services rendered during the fiscal year. Consistent with our compensation philosophy, our board of directors believes that the current base salaries of our executive officers are at levels competitive with similarly-sized public companies in the healthcare IT sector (Peer Companies) with additional consideration given to the challenges we have and continue to face.
     The base salary of our executive officers is reviewed for adjustment annually by our board of directors. Generally, in making a determination of whether to make base salary adjustments, our board of directors considers the following factors:
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
2009 Base Salaries
     Our board of directors approved an increase in the base salary of Mr. Clark of 7.9% to $250,000 for 2009, effective March 16, 2009. Mr. Clark’s salary was increased because of his individual achievements and high level of performance in 2008. Subsequently, in connection with Mr. Clark’s promotion from the position of Senior Vice President of Operations to Chief Operating Officer, our board of directors increased Mr. Clark’s base salary by 10% to $275,000 effective as of June 1, 2009. No other base salary adjustments for our executive officers were made for 2009.
2010 Base Salaries
     No base salary adjustments for our executive officers were made for 2010.
     The 2010 base salaries of our executive officers are as follows:

2010 Annual Base
Name	Salary Rate ($)
Peter Masanotti	500,000
Kevin Piltz (1)	280,000
Michael Clark	275,000
Dominick Golio (2)	275,000
Alan Gold (3)	240,000
Mark R. Sullivan	237,930
James Brennan	221,450

(1)	Mr. Piltz was hired in May 2009 and his base salary is set forth in an employment agreement between him and us dated May 18, 2009.

(2)	Mr. Golio was hired in April 2009 and his base salary is set forth in an employment agreement between him and us dated April 9, 2009.

(3)	Mr. Gold was hired in March 2009 and his base salary is set forth in an employment agreement between him and us dated February 26, 2009.
Annual Cash Incentive
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
2009 Management Incentive Plan
     The Compensation Committee recommended, and our board of directors approved, our 2009 Management Incentive Plan (2009 Plan) in January 2009.
     Participation; Eligibility. Select key management level employees were eligible to participate in our 2009 Plan, including each of the executive officers identified above. Other criteria for participation and eligibility to receive an incentive reward under the 2009 Plan included the following:
•	a participant must have received a performance rating of “solid performer” or better for 2009 to receive an incentive award; and

•	a participant must have been an active employee as of the award payout date to receive an incentive award.
     Incentive Targets. Each of our executive officers was eligible to receive a target annual cash incentive award expressed as a percentage of his or her base salary for 2009 (Target Incentive). The table below entitled “Grants of Plan-Based Awards” (and, specifically, the information under the caption “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards”) illustrates the threshold, target and maximum amounts of cash incentives that were potentially payable to our named executive officers with respect to 2009 performance under the 2009 Plan.
     Performance Measures under the 2009 Plan. Payment of incentive awards were based on a combination of corporate and individual performance objectives which were established for each of our executive officers as a way to communicate our expectations and to maintain and unify our executives’ focus on our key strategic objectives, as well as to measure performance. The actual net revenues and EBITDA targets under the 2009 Plan and the individual performance objectives for each executive officer under the 2009 Plan were based on certain internal financial goals set in connection with our board of directors’ consideration and approval of our annual operating plan for 2009. The objectives were based on the following criteria:
•	30% upon the achievement of such executive officer’s 2009 individual performance objectives;

•	35% based upon a 2009 net revenues target; and

•	35% based upon a 2009 EBITDA target.
2010 Management Incentive Plan
     The Compensation Committee recommended, and our board of directors approved, our 2010 Management Incentive Plan (2010 Plan) on January 21, 2010, however the exact criteria for each executive officer’s cash incentive award has not yet been determined. Our Compensation Committee and board of directors are in the process of finalizing such criteria following our acquisition of substantially all of the assets of the domestic business of Spheris, Inc. and certain of its affiliates on April 22, 2010.
     The terms of the 2010 Plan are substantially similar to the terms of the 2009 Plan. Individual performance objectives for the 2010 Plan will be set in the same manner as they were set in 2009. Target Incentive amounts under the 2010 Plan remain unchanged from the 2009 Plans for all of our executive officers. The financial performance targets under the 2010 Plan and the individual performance objectives for each executive officer under the 2010 Plan will be based on certain internal financial goals set in connection with our board of directors’ consideration and approval of our annual operating plan for 2010.
     We believe that the internal financial goals, although not guaranteed, will be capable of being achieved if our executive officers meet or exceed their individual objectives, if we perform according to our 2010 annual operating plan and if the assumptions in our 2010 annual operating plan are proven correct.
Long-Term Incentives
Equity-Based Incentives
     On September 30, 2008 (Grant Date), we made a stock option grant (Original Stock Option Grant) to Mr. Masanotti to purchase up to 295,749 shares of our common stock at the fair market value of our common stock as of September 30, 2008, which was $4.85 per share, with the options expiring on September 30, 2018. The number of shares that Mr. Masanotti was granted an option to purchase was provided for in Mr. Masanotti’s Employment Agreement with us dated September 3, 2008 (Masanotti Employment Agreement). On March 2, 2009, we entered into an Amended and Restated Stock Option Agreement with Mr. Masanotti (Amended Masanotti Option Agreement), to (i) amend the exercise price of the Original Stock Option Grant and (ii) to provide that if Mr. Masanotti’s employment by us or one of our subsidiaries is terminated by us for “cause” as defined in the Masanotti Employment Agreement, the option will terminate immediately in full whether or not vested or exercisable. The Amended Masanotti Option Agreement provides, among other things, that:
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
     In June 2004, our board of directors decided not to provide traditional equity-based long term incentives until we became current in our reporting obligations under the Exchange Act. Accordingly, from June 2004 until we became current in our reporting obligations under the Exchange Act in 2007, we suspended the granting of any stock options. Messrs. Sullivan and Clark received grants of stock options as part of their compensation prior to the decision by our board of directors on June 2004 to not provide traditional equity-based long term incentives. Such grants, to the extent they have not expired, are shown below in the under the heading “Outstanding Equity Awards at Fiscal Year-End.”
2009 Long Term Incentive Plan
     In August 2009 our board of directors adopted a long-term incentive plan (LTIP) for certain members of our senior management team. The LTIP is administered by the Compensation Committee and is designed to encourage and reward the creation of long-term equity value by certain members of our senior management team. Effective as of January 1, 2009, certain executives and key employees who will be selected by the Compensation Committee became eligible to participate in the LTIP. Cash payments pursuant to the LTIP will be made in three equal annual installments during the three years following the expiration of the LTIP’s term (December 31, 2011). As of April 30, 2010, no selection of the executives or key employees eligible for participation in the LTIP have been made and no awards under the LTIP have been made.
Severance and Retention Agreements
Employment Agreement Severance
     The severance arrangements applicable to Messrs. Masanotti, Golio, Piltz, Sullivan, Clark and Brennan are set forth in each of their respective employment agreements, as discussed in detail below under the heading “Potential Payments Upon Termination or Change in Control.”
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
     We also maintained a deferred compensation plan for certain of our employees (Deferred Compensation Plan). In the third quarter of 2009 we terminated the Deferred Compensation Plan and distributed plan assets to members and liquidated the plan assets. The Deferred Compensation Plan was administered by the Compensation Committee and previously allowed certain members of management and other highly compensated employees to defer a certain percentage of their income. Our board of directors indefinitely suspended the Deferred Compensation Plan in June 2004. Mr. Sullivan was our only executive officer who participated in the Deferred Compensation Plan while it was active and was our only executive officer with an account balance in our Deferred Compensation Plan prior to its termination. Information regarding Mr. Sullivan’s participation in the Deferred Compensation Plan is described below under “Nonqualified Deferred Compensation.”
Perquisites or Other Personal Benefits.
     Our executive officers are entitled to few perquisites or other personal benefits that are not otherwise available to all of our employees. In 2009, we provided premium payments for additional long term disability and life insurance coverage to our executive officers.
     Additional compensation provided to Mr. Masanotti (including certain travel and lodging expenses) are detailed below under the heading “Summary Compensation Table.”

     These perquisites or other personal benefits represent a relatively modest portion of each executive officer’s compensation. We do not anticipate any significant changes to the perquisites or other personal benefits levels of our executive officers for 2010.
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

Summary Compensation Table
     The following table sets forth, for the year ended December 31, 2009, summary information concerning compensation of (i) all individuals who served as our Chief Executive Officer during the fiscal year ended December 31, 2009; (ii) all individuals who served as our Chief Financial Officer during the fiscal year ended December 31, 2009; (iii) our most highly compensated executive officers during the fiscal year ended December 31, 2009, other than those who served as our Chief Executive Officer and Chief Financial Officer, who were serving as executive officers as of December 31, 2009; and (iv) one additional individual, who was one of our three most highly compensated executive officers in 2009 but was not serving as an executive officer as of December 31, 2009 (collectively, the named executive officers).

					Non-Equity
				Option	Incentive Plan	All Other
Name and		Salary	Bonus	Awards(1)	Compensation(2)	Compensation(3)	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Peter Masanotti,	2009	500,000	—	—	700,000	7,258	1,207,258
President and Chief	2008	125,000	—	65,721	—	3,118	193,839
Executive Officer (4)
Dominick Golio,	2009	186,506	—	—	137,500	9,321	333,327
Senior Vice President and Chief Financial Officer (5)
James Brennan,	2009	221,450	—	—	62,151	1,510	285,110
Principal Accounting Officer,	2008	219,569	—	—	66,435	1,741	287,745
Controller, Treasurer and Vice President (6)(7)
Mark R. Sullivan,	2009	237,930	—	—	108,193	1,605	347,728
General Counsel, Chief	2008	235,909	155,926	—	107,069	1,836	500,740
Compliance Officer and	2007	229,250	25,000		31,185	7,272	292,707
Secretary
Michael Clark,	2009	258,979	—	—	118,929	1,687	379,595
Chief Operating Officer; and	2008	229,781	151,876	—	119,469	1,808	502,934
Senior Vice President of Operations (6)
Kevin Piltz,	2009	163,333	—	—	140,000	2,547	305,880
Senior Vice President and Chief Information Officer (8)

(1)	The amount in this column reflects the aggregate grant date fair value of the option awards calculated in accordance with FASB ASC Topic 718. Please see Note 13 to the Notes to our financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010, for a discussion of the assumptions used in determining the fair value calculation of each option award.

As discussed in “Long-Term Incentives — Equity-Based Incentives” above, on September 30, 2008 (Grant Date), we made a stock option grant (Original Stock Option Grant) to Mr. Masanotti, to purchase up to 295,749 shares of our common stock at the fair market value of the our common stock as of September 30, 2008, which was $4.85 per share, with the options expiring on

September 30, 2018. On March 2, 2009, we entered into an Amended and Restated Stock Option Agreement with Mr. Masanotti (Amended Masanotti Option Agreement), to, among other things, amend the exercise price of the Original Stock Option Grant. The Amended Masanotti Option Agreement provides, among other things, that the option price is equal to the higher of (i) the fair market value of the Company’s common stock as of the Grant Date or (ii) $8.25. The fair market value of our common stock (as reported by NASDAQ) on the Grant Date was $4.85, accordingly the exercise price is $8.25. The amendment of the exercise price of the Original Stock Option Grant did not result in any incremental fair value over what was reported for Mr. Masanotti in 2008 under the column “Option Awards.”

(2)	The amounts in this column represent payments made pursuant to our 2009 Plan.

(3)	The amounts reported in this column for 2009 represent the following:

		Long Term
	Group Life	Disability
	Insurance	Insurance	Other
	Premium Cost	Premium Cost	Perquisites(a)
Name	($)	($)	($)	Total
Peter Masanotti	1,039	1,028	5,191	7,258
Dominick Golio	526	740	8,055	9,321
James Brennan	624	886		1,510
Mark R. Sullivan	653	952	—	1,605
Michael Clark	708	979		1,687
Kevin Piltz	411	525	1,611	2,547

(a)	This amount consists of reimbursements paid to Messrs. Masanotti, Golio and Piltz for lodging expenses by each of them in connection with their employment in 2009.

(4)	Mr. Masanotti’s employment with us commenced on September 16, 2008.

(5)	Mr. Golio’s employment with us commenced on April 13, 2009.

(6)	With respect to Messrs. Brennan and Clark, information for the fiscal year ended December 31, 2007 is omitted because neither Mr. Brennan nor Mr. Clark was a named executive officer in our definitive proxy statement that was filed with the SEC in December 2008.

(7)	Mr. Brennan served as our Interim Principal Financial Officer from November 21, 2008 through April 13, 2009. Mr. Brennan relinquished his role as Interim Principal Financial Officer upon Mr. Golio taking the position of Chief Financial Officer on April 13, 2009. Mr. Brennan continues to serve as our Principal Accounting Officer, Controller, Treasurer and Vice President.

(8)	Mr. Piltz’s employment with us commenced in May 18, 2009.

Grants of Plan-Based Awards
     The following table sets forth each grant of an award made to each named executive officer for the year ended December 31, 2009.

	Estimated Possible Payouts Under
	Non-Equity Incentive Plan Awards(1)
	Threshold	Target	Maximum
Name	($)	($)	($)
Peter Masanotti	—	700,000	—
Dominick Golio(2)	—	137,500	233,750
James Brennan	19,931	66,435	112,940
Mark R. Sullivan	32,121	107,069	182,016
Michael Clark	35,302	117,672	200,043
Kevin Piltz(2)	42,000	140,000	238,000

(1)	Includes the 2009 threshold, target and maximum payouts designated under the 2009 Plan discussed above in the “Compensation Discussion and Analysis” section. We achieved 97.3% of the net revenues target and 110% of the EBITDA target established exclusively for the 2009 Plan. Each named executive officer was determined to have fully achieved his individual performance objectives, other than Mr. Brennan. Messrs. Sullivan and Clark received 101% of their Target Incentive under the 2009 Plan. Messrs. Masanotti, Golio and Piltz received 100% of their Target Incentive under the 2009 Plan. Mr. Brennan received 94% of his Target Incentive under the 2009 Plan. The named executives that received payments under the 2009 Plan were: Mr. Masanotti ($700,000), Mr. Golio ($137,500), Mr. Brennan ($62,151), Mr. Sullivan ($108,193), Mr. Clark ($118,929); and Mr. Piltz ($140,000) and such payments were made on March 15, 2010.

(2)	The payment of 100% of the Target Incentive amounts for Messrs. Golio and Piltz were guaranteed and calculated as though they had been employed for all of 2009 at their base salary levels.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
     We have or had written employment agreements with each of our named executive officers that provide or provided for the payment of base salary and for each named executive officer’s participation in our bonus programs and employee benefit plans.
     As discussed in “Long-Term Incentives — Equity-Based Incentives” above, on September 30, 2008 (Grant Date), we made a stock option grant (Original Stock Option Grant) to Mr. Masanotti, to purchase up to 295,749 shares of our common stock at the fair market value of the our common stock as of September 30, 2008, which was $4.85 per share, with the options expiring on September 30, 2018. On March 2, 2009, we entered into an Amended and Restated Stock Option Agreement with Mr. Masanotti (Amended Masanotti Option Agreement), to, among other things, amend the exercise price of the Original Stock Option Grant. The Amended Masanotti Option Agreement provides, among other things, that the option price is equal to the higher of (i) the fair market value of the Company’s common stock as of the Grant Date or (ii) $8.25. The fair market value of our common stock (as reported by NASDAQ) on the Grant Date was $4.85, accordingly the exercise price is $8.25.

     In addition, each agreement specifies payments and benefits that would be due to such named executive officer upon the termination of his employment with us. See “Potential Payments Upon Termination or Change-In-Control” below, for additional information regarding amounts payable upon termination to each of our named executive officers.
Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth all outstanding equity awards held by each of our named executive officers as of December 31, 2009.

	Number of Securities Underlying
	Unexercised Options (#)				Option Exercise		Option Expiration
Name	Exercisable		Unexercisable		Price		Date
Peter Masanotti	98,583		197,166	(4)	$8.25	(5)	September 30, 2018

James Brennan	—		—		—		—

Mark R. Sullivan	2,500	(1)	—		$16.21		March 17, 2013

Michael Clark	20,000	(2)			$27.89		May 29, 2012
	9,000	(3)	—		$17.45		February 4, 2013

Dominick Golio	—		—		—		—

Kevin Piltz	—		—		—		—

(1)	Options vested in full on March 13, 2008.

(2)	Options vested in full on May 29, 2007.

(3)	Options vested in full on February 4, 2008.

(4)	98,583 of the shares subject to the option vest on September 30, 2009 and, thereafter, 49,292 of the shares vest on March 31, 2010, 49,291 of the shares vest on September 30, 2010, 49,291 of the shares vest on March 31, 2011 and 49,291 of the shares vest on September 30, 2011.

(5)	As discussed in “Long-Term Incentives — Equity-Based Incentives” above, on September 30, 2008 (Grant Date), we made a stock option grant to Mr. Masanotti, to purchase up to 295,749 shares of our common stock at the fair market value of the our common stock as of September 30, 2008, which was $4.85 per share, with the options expiring on September 30, 2018. On March 2, 2009, we entered into the Amended Masanotti Option Agreement with Mr. Masanotti, to, among other things, amend the exercise price of the stock option grant. The Amended Masanotti Option Agreement provides, among other things, that the option price is equal to the higher of (i) the fair market value of the Company’s common stock as of the Grant Date or (ii) $8.25. The fair market value of our common stock (as reported by NASDAQ) on the Grant Date was $4.85, accordingly the exercise price is $8.25.

Option Exercises and Stock Vested During Last Fiscal Year
     There were no option exercises by any of our named executive officers during the year ended December 31, 2009.
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
     Mr. Sullivan is the only one of our named executive officers who had an account balance in our Deferred Compensation Plan. Information related to Mr. Sullivan’s deferred compensation account balances is provided below. None of the amounts shown in the table below appear in the Summary Compensation Table for Mr. Sullivan.

Aggregate
	Executive			Withdrawals/	Aggregate Balance
	Contributions in	Our Contributions	Aggregate Earnings	Distributions in	at December 31,
Name	2009 ($)	in 2009 ($)	in 2009 ($)	2009 ($)	2009 ($)
Mark R. Sullivan	—	—	(5)	2,216	—
     In the third quarter of 2009 we terminated the Deferred Compensation Plan and distributed plan assets to members, including Mr. Sullivan, who received a balance of $2,216.
Potential Payments Upon Termination or Change-In-Control
     The following is a discussion of payments and benefits that would be due to each of our named executive officers, upon the termination of his or her employment with us. The amounts in the table below assume that each termination was effective as of December 31, 2009 and are merely illustrative of the impact of a hypothetical termination of each executive’s employment. The amounts to be payable upon an actual termination of employment can only be determined at the time of such termination based on the facts and circumstances then prevailing.
Severance Payments
Mr. Masanotti
     Under the terms of our employment agreement with Mr. Masanotti, he will be entitled to the continuation of his then current base salary for a period of 12 months in the event that:

•	his employment is terminated by us “without cause” (as defined below),

•	he resigns for “good reason” (as defined below), or

•	we elect not to extend the term of Mr. Masanotti’s employment beyond the initial term or any of the automatic one-year extensions following the initial term of the employment agreement..
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
Messrs. Golio, Piltz, Brennan, Sullivan and Clark
     Under the terms of their respective employment agreements, each of Messrs. Golio and Brennan will be entitled to continuation of his then current base salary for a period of 12 months in the event he is terminated “without cause” (as defined below).
     Under the terms of our employment agreement with Mr. Piltz, he will be entitled to continuation of his then current base salary for a period of 6 months in the event he is terminated “without cause.”
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
Applicable Restrictive Covenants
     Mr. Brennan is bound by certain non-competition and non-solicitation covenants which extend for a period of two years following termination of his employment for any reason. Messrs. Golio, Piltz, Sullivan and Clark are bound by substantially similar covenants for a period of 12 months following termination of their employment for any reason.
     Assuming a termination “without cause” had occurred on December 31, 2009 (the last business day of 2009), the payments to each of Messrs. Masanotti, Brennan, Sullivan, Clark, Golio and Piltz, had an estimated value of:

		Accelerated Vesting
		Option
	Salary Continuation	Grants(1)
Name	($)	($)	Total ($)
Peter Masanotti	500,000	—	500,000
James Brennan	221,450	—	221,450
Mark R. Sullivan	237,930	—	237,930
Michael Clark	275,000	—	229,781
Dominick Golio	275,000	—	275,000
Kevin Piltz	140,000	—	140,000

(1)	For purposes of the table above, we have assumed that the named executive officer experienced an involuntary termination without cause on December 31, 2009. Pursuant to the terms of the stock option grant to Mr. Masanotti, in that hypothetical scenario the accelerated options would have become immediately exercisable. As discussed in “Long-Term Incentives — Equity-Based Incentives” above, on September 30, 2008 (Grant Date), we made a stock option grant to Mr. Masanotti, to purchase up to 295,749 shares of our common stock at the fair market value of the our common stock as of September 30, 2008, which was $4.85 per share, with the options expiring on September 30, 2018. On March 2, 2009, we entered into the Amended Masanotti Option Agreement with Mr. Masanotti, to, among other things, amend the exercise price of the stock option grant. The Amended Masanotti Option Agreement provides, among other things, that the option price is equal to the higher of (i) the fair market value of the Company’s common stock as of the Grant Date or (ii) $8.25. The fair market value of our common stock (as reported by NASDAQ) on the Grant Date was $4.85, accordingly the exercise price is $8.25.The closing price per share of our common stock on December 31, 2009 was $6.69. Because the closing price per share of our common stock on December 31, 2009 ($6.69) was less than the exercise price per share of the option grant to Mr. Masanotti ($8.25), the value of the option grant to Mr. Masanotti was zero as of the first day the option grant to Mr. Masanotti would be exercisable.

Mr. Brennan has not received any stock option grants from us and the stock option grants to Messrs. Sullivan and Clark fully vested prior to December 31, 2009.
Policies and Practices Related to Risk Management
     We have initiated an ongoing assessment of our compensation practices in light of the risks in our operations including, among other things, a review of management’s decision-making and policy-making structures and practices; the methodology used to define, update, and measure short-term and long-term objectives as part of our management incentive and sales force commission programs; the effectiveness and nature of communications within the Company and between management and our board of directors and various committees; and our compliance policies, practices, and programs. We believe that our compensation practices do not provide undue incentives, or are reasonably likely, to expose the Company to material risk.
Compensation Committee Interlocks and Insider Participation
     The current members of our Compensation Committee are Robert Aquilina (Chair), Frank Baker, Peter Berger and Warren Pinckert. No member of our Compensation Committee was an officer or employee of ours. In addition, there are no Compensation Committee interlocks between us and other entities involving our executive officers and our board members who serve as executive officers of those other entities.
Compensation of Directors
     We currently do not pay Robert Aquilina, Frank Baker, Peter Berger and Michael Seedman, each of whom is affiliated with our majority owner, CBay, any compensation for their service on our board of directors. All directors are reimbursed for all reasonable expenses incurred by them in connection with their service on our board of directors. Our former independent directors, Brian O’Donoghue and Mark Schwarz and our current independent directors, Messrs. Pinckert, Jastrem, O’Brien and Vogel, received the following annual compensation, prorated for Messrs. O’Donoghue and Schwarz through the date of their removal as directors on August 19, 2009 and prorated for Messrs. Pinckert, Jastrem, O’Brien, and Vogel through October 31, 2009:

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
Special Committee — $5,000

Committee Meeting Fees	$1,000 for meetings attended in person
(All Committees)	$500 for meetings attended by phone

     Effective November 1, 2009, our Board of Directors increased the annual Board retainer for our current independent directors to $110,000 (on a prorated basis) to be paid in equal installments of:

• a non-refundable payment of $55,000 payable on February 15th of each year (for service period of February 15th to August 14th)

• a non-refundable payment of $55,000 payable on August 15th of each year (for service period of August 15th to February 14th)
     During 2009, our independent directors received the following compensation:

	Fees Earned or Paid in Cash
			Committee Chair	Committee Meeting
	Annual Board	Board Meeting Fees	Retainers	Fees
Name	Retainer ($)	($)	($)	($)	Total ($)
Warren Pinckert	93,333	11,000	15,000	14,500	133,833
John Jastrem	93,333	9,000	—	13,000	115,333
Colin O’Brien	93,333	11,000	—	15,000	119,333
Brian O’Donoghue	50,625	5,000	—	500	56,125
Mark Schwarz	50,625	2,000	—	—	52,625
Andrew Vogel	93,333	11,000	4,375	14,000	122,708

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Stock Ownership of our Directors, Executive Officers, and 5% Beneficial Owners
     The following table shows information known to us about beneficial ownership (as defined under the regulations of the SEC) of our common stock by:
•	Each person we know to be the beneficial owner of at least five percent of our common stock;

•	Each current director and director nominee;

•	Each person named in our Summary Compensation Table; and

•	All current directors and executive officers as a group.
     The percentages of shares outstanding provided in the table below are based on 37,555,893 shares of common stock outstanding as of April 15, 2010. Beneficial ownership is determined in accordance with SEC rules and regulations and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table below has sole voting and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options that are exercisable within 60 days of April 15, 2010 are included in the table below and are considered to be outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of our directors and executive officers is c/o MedQuist Inc., 1000 Bishops Gate Blvd., Suite 300, Mount Laurel, New Jersey, 08054.

	Number of Shares of
	Common Stock	Percent of Shares
Name of Beneficial Owner	Beneficially Owned	Outstanding
CBay Inc. (1)	26,085,086	69.5%
2661 Riva Road Building 1000, Fifth Floor Annapolis MD 21401
Costa Brava Partnership III L.P. (2)	2,367,138	6.3%
420 Boyleston Street Boston, Massachusetts 02116

Directors, Named Executive Officers and Former Named Executive Officers

Warren E. Pinckert, II	1,000	—
Robert Aquilina (1)	26,085,086	69.5%
Frank Baker (1)	26,085,086	69.5%
Peter E. Berger (1)	26,085,086	69.5%
Michael Seedman (1)	26,085,086	69.5%
John F. Jastrem	—	—
Colin J. O’Brien	26,000	—
Andrew E. Vogel	—	—
Peter Masanotti (3)	98,583	—
Mark R. Sullivan (4)	2,576	*
Michael Clark (5)	29,000	*
James Brennan	—	—
Dominick Golio	—	—
Kevin Piltz	—	—

All current directors and executive officers as a group (14 persons) (1) (3) (4) (5) (6)		69.8%

*	Less than one percent.

(1)	According to a Schedule 13D/A filed with the SEC on July 10, 2009: (i) CBay is a Delaware corporation, the principal business of which is to serve as an intermediate holding company for a portfolio of businesses that provide U.S. medical transcription, healthcare technology and healthcare financial services operations; (ii) CBaySystems is a British Virgin Islands company, the principal business of which is to serve as a holding company for a portfolio of businesses that provide medical transcription, healthcare technology and healthcare financial services operations; (iii) S.A.C. PEI CB Investment, L.P. (SAC CBI) is a Cayman Islands limited partnership, the principal business of which is to invest in securities of CBaySystems; (iv) S.A.C. PEI CB Investment GP, Limited (SAC CBI GP) is a Cayman Islands company, the principal business of which is to serve as general partner of SAC CBI; (v) S.A.C. Private Equity Investors, L.P. (SAC PEI) is a Cayman Islands limited partnership, the principal business of which is to invest in the securities of various companies; (vi) S.A.C. Private Equity GP, L.P. (SAC PEI GP) is a Cayman Islands limited partnership, the principal business of which is to serve as general partner of SAC PEI; (vii) S.A.C. Capital Management, LLC (SAC Capital Management) is a Delaware limited liability company, the principal business of which is to serve as investment manager to certain private investment funds and to serve as general partner of SAC PEI GP; (viii) Steven A. Cohen is a resident of Connecticut, the principal business of whom is to serve as the principal of certain investment managers, including SAC Capital Management and certain other affiliated entities; and (ix) by reason of such relationships, Cohen, CBay, CBaySystems, SAC CBI, SAC CBI GP, SAC PEI, SAC PEI GP and SAC Capital Management may be deemed, pursuant to Rule 13d-3 of the Exchange Act, to be the beneficial owners of all shares of common stock held by CBay.

(2)	According to a Schedule 13D/A filed with the SEC on April 17, 2009: (i) Costa Brava Partnership III L.P. (Costa Brava) is a Delaware limited partnership, the principal business of which is investing in securities; (ii) Roark, Rearden & Hamot, LLC (RRH) is a Delaware limited liability company, the principal business of which is acting as the general partner of Costa Brava; (iii) Seth W. Hamot is an individual whose principal business is serving as the President of RRH; (iv) Andrew R. Siegel is an individual whose principal business is serving as a Senior Vice President of RRH, (v) Jay Scollins is an individual whose principle business is serving as Chief Financial Officer of RRH, and (vi) by reason of such relationships, RRH, Mr. Hamot, Mr. Siegel and Mr. Scollins may be deemed, pursuant to Rule 13d-3 of the Exchange Act, to be the beneficial owners of the shares of common stock held by Costa Brava.

(3)	Includes options to purchase 147,875 shares of our common stock held by Mr. Masanotti that may be exercised within 60 days of April 15, 2010.

(4)	Includes options to purchase 2,500 shares of our common stock held by Mr. Sullivan that may be exercised within 60 days of April 15, 2010.

(5)	Includes options to purchase 29,000 shares of our common stock held by Mr. Clark that may be exercised within 60 days of April 15, 2010.

(6)	Includes our current directors (Messrs. Aquilina, Baker, Berger, Jastrem, O’Brien, Pinckert, Seedman and Vogel) and our current executive officers (Messrs. Masanotti, Golio, Gold, Piltz, Sullivan, Clark, and Brennan).
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth, as of December 31, 2009, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

(C)
	(A)		Number of Securities
	Number of		Remaining Available
	Securities to be	(B)	for Future Issuance
	Issued Upon	Weighted Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(excluding securities
	Options, Warrants	Options, Warrants	reflected
Plan Category	and Rights	and Rights	in column (A))
Plans Approved by Shareholders	1,262,168	$24.47	1,015,841	(1)
Plans Not Approved by Shareholders	—	—	—

Total	1,262,168	$24.47	1,015,841

(1)	This amount includes 968,601 shares of our common stock available for future issuance pursuant to stock options available for grant under our 2002 Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Related Party Transactions
Majority Shareholder
     On August 6, 2008, CBay acquired approximately 69.5% of our outstanding common stock from our former majority shareholder, Philips. The transaction was more fully described in our Current Report on Form 8-K filed with the SEC on August 8, 2009.
CBay
     2008 TSA
     On September 15, 2008, our wholly owned subsidiary, MedQuist Transcriptions, Ltd., entered into a transcription services agreement (2008 TSA) with CBay Systems & Services, Inc. (CBay Systems), an affiliate of our majority shareholder, CBay, pursuant to which we outsourced certain medical transcription services to CBay Systems. The 2008 TSA was terminated by mutual written agreement on October 26, 2009 as the agreement was no longer necessary in light of our and CBay Systems entering into the Transcription Services Agreement described below.
          For the year ended December 31, 2009, we incurred expenses of $957,774 pursuant to the 2008 TSA.
     Transcription Services Agreement
     On April 3, 2009, MedQuist Transcriptions, Ltd. entered into a transcription services agreement (Transcription Services Agreement) with CBay Systems pursuant to which we outsource certain medical transcription services to CBay Systems. Under the Transcription Services Agreement, we pay CBay Systems a per line fee based on each transcribed line of text processed and the specific type of service provided. CBay Systems will perform its services using our DocQment Enterprise Platform and will be held to certain performance standards and quality guidelines set forth in the Transcription Services

Agreement. The specific services to be performed will be set forth in order forms delivered by us to CBay Systems from time to time during the term of the Transcription Services Agreement.
     The Transcription Services Agreement will expire on April 3, 2012 unless sooner terminated by either party. Either MedQuist Transcriptions, Ltd. or CBay Systems may terminate the Transcription Services Agreement prior to its expiration for any reason upon at least six months prior notice to the other party. In addition, either party may terminate the Transcription Services Agreement immediately upon written notice to the other party in the event the other party breaches any material obligation under the Transcription Services Agreement and fails to cure such breach within 30 days or the other party files for bankruptcy.
     For the year ended December 31, 2009, we incurred expenses of $5,839,926 pursuant Transcription Services Agreement.
     Subcontracting Agreement
     On March 31, 2009, MedQuist Transcriptions, Ltd. entered into a transcription services subcontracting agreement (Subcontracting Agreement) with CBay Systems, pursuant to which CBay Systems will subcontract certain medical transcription, editing and related services to MedQuist Transcriptions, Ltd. Under the Subcontracting Agreement, MedQuist Transcriptions, Ltd. will provide the medical transcription, editing and related services to CBay Systems using labor located within the United States using our DocQment Enterprise Platform. The specific services to be performed will be set forth in order forms delivered by CBay Systems to MedQuist Transcriptions, Ltd. from time to time during the term of the Subcontracting Agreement. MedQuist Transcriptions, Ltd. will receive 98% of the net monthly fees collected by CBay Systems to its customers for the services provided by MedQuist Transcriptions, Ltd.
     The Subcontracting Agreement will expire on March 31, 2012 unless sooner terminated by either party. Either MedQuist Transcriptions, Ltd. or CBay Systems may terminate the Subcontracting Agreement prior to its expiration for any reason upon at least six months prior notice to the other party. In addition, either party may terminate the Subcontracting Agreement immediately upon written notice to the other party in the event the other party breaches any material obligation under the Subcontracting Agreement and fails to cure such breach within 30 days or the other party files for bankruptcy.
     For the year ended December 31, 2009, we recorded revenue of $1,483,124 under the terms of the Subcontracting Agreement.
     Management Services Agreement
     On September 19, 2009, we entered into a services agreement (Management Services Agreement) with CBay Inc. (CBay), pursuant to which certain senior executives and directors of CBay render to us, upon the request of our Chief Executive Officer, certain advisory and consulting services in relation to the our affairs and the affairs of our subsidiaries. The Management Services Agreement will remain in effect until the earliest to occur of (i) December 31, 2009, if either party gives notice of termination of the Services Agreement to the other party no later than December 1, 2009, (ii) the end of any calendar quarter subsequent to December 31, 2009, if either party gives notice of termination of the Services Agreement to the other party no later than thirty (30) days prior to the end of such calendar quarter, (iii) such time as CBay or its affiliates (other than the us and our subsidiaries) control, directly or indirectly, the power to vote less than thirty percent (30%) of the issued and outstanding common equity of the MedQuist, and (iv) such earlier date as we and CBay may mutually agree upon in writing. The Management Services Agreement provides that, in consideration of the management services rendered by CBay to us since July

1, 2009 and to be rendered by CBay to us pursuant to the Management Services Agreement, we will pay CBay a quarterly services fee equal to $350,000, which shall be payable in arrears.
     For the year ended December 31, 2009, we incurred expenses of $700,000 in connection with the Management Services Agreement.
     To ensure the terms of the Transcription Services Agreement, the 2008 TSA, the Subcontracting Agreement and the Management Services Agreement (collectively, the Agreements) and the transactions arising from the Agreements are conducted at arms’ length, the material terms and conditions of each of the Agreements were reviewed and approved by the Audit Committee of the our board of directors pursuant to our Related Party Transaction Policy. Our Audit Committee is comprised solely of independent directors, none of whom have an interest in either of the Agreements or the transactions arising from the Agreements.
     Sales & Services Agreement
     On March 9, 2010, we entered into the Sales & Services Agreement with CBay Systems, pursuant to which we outsource certain medical transcription services to CBay Systems. Under the Sales & Services Agreement, CBay Systems has discontinued its new customer marketing efforts for transcription services to hospitals in North America and has become the exclusive supplier to us of Asian based transcription production services, which are either performed directly by CBay Systems or through a network of third party suppliers managed by CBay Systems. Under the Sales & Services Agreement, we pay CBay Systems a per line fee based on each transcribed line of text processed and the specific type of service provided. The Sales & Services Agreement will expire on March 10, 2015, and thereafter shall automatically renew for two additional five year terms, unless either party provides the other with written notice of its election to terminate the agreement at the end of the initial term or at the end of a renewal term, provided such notice is provided to the other party, not earlier than 12 months nor less than six months prior to the end of the initial term or the applicable renewal term. Either we or CBay may terminate the Sales & Services Agreement if the other party materially breaches any term of the agreement, or in the event CBay Systems and its affiliates (other than us or our subsidiaries) cease to control, directly or indirectly, the power to vote at least thirty percent (30%) of the issued and outstanding common equity of us. The Sales & Services Agreement will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2010, with portions omitted and filed separately with the SEC pursuant to a request for confidential treatment. We did not incur any expenses under the Sales & Service Agreement during the fiscal year ended December 31, 2009.
     Services Provided by CBay
     For the year ended December 31, 2009, we incurred services expenses of $699,000 in connection with management services provided to us by CBay (2009 CBay Management Services), prior to our entry into the Management Services Agreement with CBay described above.
     Payment of the fees charged with respect to the 2009 CBay Management Services was reviewed and approved by the Audit Committee of our board of directors pursuant to our Related Party Transaction Policy.
Indemnification Agreements
     On August 23, 2007, we entered into indemnification agreements with Messrs. Brennan, Sullivan and Clark (Officer Indemnification Agreements). Each indemnification agreement is substantially similar and provides, among other things, that to the extent permitted by New Jersey law, we will indemnify the executive officer against all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in conjunction with any suit in which he or she is a party or otherwise involved as a result of his or her service as an executive officer. Each of these indemnification agreements was amended on August 19, 2008 to require us to obtain and maintain insurance policies providing our executive officers with coverage for losses in connection with their acts or omissions or to ensure our performance of our indemnification obligations under the indemnification agreements.
     On February 21, 2008, we entered into an indemnification agreement with Mr. Pinckert. The indemnification agreement is substantially similar to the Officer Indemnification Agreements and provides, among other things, that to the extent permitted by New Jersey law, we will indemnify each of Mr. Pinckert against all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with any suit in which he is a party or otherwise involved as a result of his service as a member of our board of directors.
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
Our Policies Regarding Related Party Transactions
     In August 2007, our board of directors adopted a written policy which charges the Audit Committee (or the disinterested members of our board of directors) with the responsibility of approving or ratifying all related party transactions other.
     On July 28, 2009, our board of directors amended the related transaction policy with respect to compensation to provide that: (A) if the related party transaction involves compensation of a related party, other than CBay, Inc. or its affiliates, such transaction must be approved by the Compensation Committee and (B) if the related party transaction involves compensation of CBay, Inc. or its affiliates, such transaction must be approved by the Audit Committee. In addition, the amendment to the policy removed the references to Koninklijke Philips Electronics N.V. (Philips), our former controlling shareholder and the Supervisory Committee, a committee of our board of directors which had certain responsibilities with regard to our relationship with Philips when it was our controlling shareholder. The Supervisory Committee was disbanded in 2008.
     Accordingly, as of July 28, 2009, a “related party transaction” is a transaction between us and any related party other than (i) transactions available to all of our employees generally, and (ii) transactions involving less than $5,000 when aggregated with all similar transactions.

     From August 2007 to July 28, 2009, if the related party transaction involved compensation, such transaction had to also be approved by the Compensation Committee. From August 2007 to July 28, 2009, according to the policy, a “related party transaction” was a transaction between us and any related party other than (i) transactions available to all of our employees generally, (ii) transactions involving less than $5,000 when aggregated with all similar transactions and (iii) transactions with Philips that were subject to the approval of the Supervisory Committee as described above.
     A “related party,” according to the policy, is any one of the following:
•	any of our executive officers or directors;

•	any shareholder owning more than 5% of our stock;

•	any person who is an immediate family member of our executive officers or directors; or

•	any entity in which any of the above has a substantial ownership interest or control.
     Since the adoption of the policy set forth above there have been no transactions that would be subject to the policy that have not been approved pursuant to the policy, with the exception of the Management Services Agreement and the payment of fees related to the 2009 CBay Management Services, each of which was approved solely by the Audit Committee.
     As described above, prior to the amendment to the policy on July 28, 2009, transactions involving compensation had to be approved by the Audit Committee and the Compensation Committee. A majority of the members of the Compensation Committee were and are affiliated with CBay, Inc. and such members provided management services to us in 2009 prior to the Management Services Agreement, and will continue to provide services to us under the Management Services Agreement. Due to the potential conflict of interest of a majority of the members of the Compensation Committee, our board of directors approved an exception to our policy allowing for the 2009 CBay Management Services and the Management Services Agreement to only be approved by the Audit Committee.
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
     All services provided by KPMG LLP, our independent registered accounting firm, for the years ended December 31, 2009 and 2008 were preapproved by the Audit Committee.
Fees Paid to the Principal Accountant — 2009 and 2008
     The following table sets forth the aggregate fees billed to us for the years ended December 31, 2009 and 2008 by KPMG LLP (in thousands):

Fees	2009	2008
Audit Fees (1)	$1,279	$2,494

Audit-Related Fees(2)	185	55

Tax Fees (3)	96	272

All Other Fees	—	—

Total Fees	$1,560	$2,821

(1)	Audit Fees — represents aggregate fees paid or accrued for the audit of our internal control over financial reporting as required by Section 404, the audit of management’s assessment of our internal control over financial reporting, the audit of our annual financial statements and review of our interim financial statements, and fees for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees — represents fees for professional services rendered in connection with KPMG’s assistance to us for the due diligence associated with CBay’s August 2008 purchase of Philips’ majority interest in us and with the Company’s 2010 acquisition of Spheris

(3)	Tax Fees — represents fees for all professional services rendered by our independent registered public accounting firm’s tax professionals, except those related to the audit of our financial statements, including tax compliance, tax advice and tax planning.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
     (3) Exhibits. See (b) below.
(b) Exhibits:

3.1(1)	Certificate of Incorporation of MedQuist Inc. (as amended)

3.2(6)	Second Amended and Restated By-Laws, as amended, of MedQuist Inc.

4.1(1)	Specimen Stock Certificate

10.1*(1)	1992 Stock Option Plan of MedQuist Inc., as amended

10.2*(1)	Nonstatutory Stock Option Plan for Non-Employee Directors of MedQuist Inc.

10.3*(1)	MedQuist Inc. 2002 Stock Option Plan

10.4*(1)	Form of Award Agreement under the MedQuist Inc. 2002 Stock Option Plan

10.5*(1)	1996 Employee Stock Purchase Plan

10.6*(1)	MedQuist Inc. Executive Deferred Compensation Plan

10.7*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Michael Clark

10.8*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Mark Sullivan

10.10*(1)	Letter Agreement, dated as of November 10, 2006, by and between MedQuist Inc. and James Brennan

10.11(1)	Licensing Agreement, dated as of May 22, 2000, between MedQuist Inc. and Philips Speech Processing GmbH

10.11.1(1)	Amendment No. 1 to Licensing Agreement, dated as of January 1, 2002, between MedQuist Inc. and Philips Speech Processing GmbH

10.11.2#(1)	Amendment No. 2 to Licensing Agreement, dated as of December 10, 2002, between MedQuist Inc. and Philips Speech Processing GmbH

10.11.3#(1)	Amendment No. 3 to Licensing Agreement, dated as of August 10, 2003, between MedQuist Inc. and Philips Speech Processing GmbH

10.11.4#(1)	Amendment No. 4 to Licensing Agreement, dated as of September 1, 2004, between MedQuist Inc. and Philips Speech Processing GmbH

10.11.5#(1)	Amendment No. 5 to Licensing Agreement, dated as of December 30, 2005, between MedQuist Transcriptions, Ltd. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH

10.11.6#(1)	Amendment No. 6 to Licensing Agreement, dated as of February 13, 2007, between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH

10.11.7(16)	Amendment No. 7 to Licensing Agreement, dated as of November 10, 2009, between MedQuist Inc. and Nuance Communications, Inc. as the successor-in-interest to Philips Speech Recognition Systems GmbH

10.12(16)##	Third Amended and Restated OEM Supply Agreement dated November 10, 2009, between MedQuist Inc. and Nuance Communications, Inc. as the successor-in-interest to Philips Speech Recognition Systems GmbH

10.13(1)	Mt. Laurel, New Jersey Office Lease Agreement dated as of June 17, 2003

10.13.1(1)	First Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of August 26, 2003

10.13.2(1)	Second Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003

10.13.3(1)	Third Amendment to Mt. Laurel, New Jersey Office Lease Agreement dated as of November 30, 2003

10.13.4(1)	Confirmation of Lease Term regarding Mt. Laurel, New Jersey Office Lease dated as of August 10, 2006

10.15*(2)	Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers

10.15.1*(7)	First Amendment to the Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers

10.16*(4)	Indemnification Agreement, dated as of February 21, 2008 between MedQuist Inc. and Warren Pinckert

10.17*(8)	Employment Agreement by and between Peter Masanotti and MedQuist Inc., dated September 3, 2008

10.18#(9)	Transcription Services Agreement by and between MedQuist Transcriptions, Ltd. and CBay Systems & Services, Inc. dated April 3, 2009

10.19*(10)	Indemnification Agreement dated November 21, 2008 between MedQuist Inc. and Peter Masanotti

10.20*(11)	Amended and Restated Stock Option Agreement by and between Peter Masanotti and MedQuist Inc., dated March 2, 2009

10.21*(9)	Employment Agreement by and between Alan Gold and MedQuist Inc. dated February 26, 2009

10.22*(12)	Employment Agreement by and between Dominick Golio and MedQuist Inc. dated April 9, 2009

10.23*(9)	Employment Agreement by and between Kevin Piltz and MedQuist Inc. dated May 18, 2009

10.24(9)	Settlement and License Agreement by and between Anthurium Solutions, Inc. and MedQuist Inc. dated June 19, 2009

10.25*(13)	MedQuist Inc. Long-Term Incentive Plan adopted on August 27, 2009

10.26(13)	Credit Agreement by and among MedQuist Inc. and its subsidiaries, and Wells Fargo Foothill, LLC as the arranger and administrative agent and lender dated August 31, 2009

10.27(14)	Services Agreement by and between MedQuist Inc. and CBay Inc. dated September 19, 2009

10.28(16)##	Licensing Agreement by and between Nuance Communications, Inc. and MedQuist Inc. dated November 10, 2009

10.29(15)	Transcription Services Subcontracting Agreement by and between MedQuist Inc. and CBay Systems & Services, Inc. dated March 31, 2009

10.30(17)	Stock and Asset Purchase Agreement, dated April 15, 2010, between Spheris Holding II, Inc., Spheris Inc., Spheris Operations LLC, Vianeta Communications, Spheris Leasing LLC, Spheris Canada Inc., CBay Inc. and MedQuist Inc.

10.31(18)	Credit Agreement dated as April 22, 2010 among MedQuist Transcriptions, Ltd. as Borrower, MedQuist Inc. as Holdings, the Lenders and L/C Issuers party thereto, and General Electric Capital Corporation as Administrative Agent and Collateral Agent, CapitalSource Bank as Syndication Agent, and Fifth Third Bank as Documentation Agent.

21(1)	Subsidiaries of MedQuist Inc.

23 (16)	Consent of KPMG LLP

24 (16)	Power of Attorney

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order for confidential treatment from SEC.

##	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on July 5, 2007

(2)	Incorporated by reference to our Current Report on Form 8-K filed on August 28, 2007

(3)	Incorporated by reference to our Current Report on Form 8-K filed on September 25, 2007

(4)	Incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008

(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008

(6)	Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2008

(7)	Incorporated by reference to our Current Report on Form 8-K filed on August 25, 2008

(8)	Incorporated by reference to our Current Report on Form 8-K filed on September 9, 2008

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on July 30, 2009

(10)	Incorporated by reference to our Current Report on Form 8-K filed on November 28, 2008

(11)	Incorporated by reference to our Current Report on Form 8-K filed on March 6, 2009

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 15, 2009

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2009

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 24, 2009

(15)	Incorporated by reference to our Current Report on Form 8-K filed on April 6, 2009

(16)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 12, 2010

(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2010

(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 28, 2010

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedQuist Inc.
By:	/s/ Peter Masanotti
Peter Masanotti
President and Chief Executive Officer

Date: April 30, 2010

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter Masanotti Peter Masanotti	President and Chief Executive Officer (Principal Executive Officer)	April 30, 2010

/s/ Dominick Golio Dominick Golio	Chief Financial Officer (Principal Financial Officer)	April 30, 2010

/s/ James Brennan James Brennan	Principal Accounting Officer, Controller and Vice President	April 30, 2010

* Robert Aquilina	Non-Executive Chairman of the Board of Directors	April 30, 2010

* Frank Baker	Director	April 30, 2010

* Peter E. Berger	Director	April 30, 2010

* John F. Jastrem	Director	April 30, 2010

* Colin J. O’Brien	Director	April 30, 2010

* Warren E. Pinckert II	Director	April 30, 2010

* Michael Seedman	Director	April 30, 2010

Signature	Capacity	Date

* Andrew E. Vogel	Director	April 30, 2010

*By:	/s/ Peter Masanotti
Attorney-In-Fact

EXHIBIT INDEX

Exhibit	Description
21	Subsidiaries of MedQuist Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002