Form 10-Q
period 2010-03-31
MEDQUIST INC
filed 2010-05-10
CIK 884497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     The number of registrant’s shares of common stock, no par value, outstanding as of May 5, 2010 was 37,555,893.

MEDQUIST INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended
	March 31,
	2010	2009
Net revenues	$73,981	$78,944

Operating costs and expenses:
Cost of revenues	49,833	53,868
Selling, general and administrative	8,797	9,438
Research and development	2,281	2,416
Depreciation	1,910	2,552
Amortization of intangible assets	1,820	1,511
Cost of legal proceedings and settlements	1,043	1,924
Acquisition related charges	894	—
Restructuring charges	60	—

Total operating costs and expenses	66,638	71,709

Operating income	7,343	7,235

Equity in income of affiliated company	514	72
Interest income (expense), net	(146)	46

Income before income taxes	7,711	7,353

Income tax provision	367	499

Net income	$7,344	$6,854

Net income per share:
Basic	$0.20	$0.18

Diluted	$0.20	$0.18

Weighted average shares outstanding:
Basic	37,556	37,556

Diluted	37,556	37,556

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$21,726	$25,216
Accounts receivable, net of allowance of $2,984 and $3,159, respectively	43,897	43,627
Income tax receivable	283	772
Other current assets	5,299	4,940

Total current assets	71,205	74,555

Property and equipment, net	10,758	11,772
Goodwill	40,723	40,813
Other intangible assets, net	36,032	36,307
Deferred income taxes	1,312	1,396
Other assets	17,769	9,818

Total assets	$177,799	$174,661

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,544	$8,687
Accrued expenses	22,634	22,848
Accrued compensation	10,495	12,432
Deferred income taxes	4	4
Deferred revenue	10,112	10,854

Total current liabilities	50,789	54,825

Deferred income taxes	3,424	3,240
Other non-current liabilities	1,745	1,848

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares; 37,556 and 37,556 shares issued and outstanding, respectively	237,896	237,848
Accumulated deficit	(118,510)	(125,854)
Accumulated other comprehensive income	2,455	2,754

Total shareholders’ equity	121,841	114,748

Total liabilities and shareholders’ equity	$177,799	$174,661

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Three months ended
	March 31,
	2010	2009
Operating activities:
Net income	$7,344	$6,854
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,730	4,063
Equity in income of affiliated company	(514)	(72)
Deferred income tax provision	182	309
Stock option expense	48	48
Provision for (recovery of) doubtful accounts	779	(105)
Loss on disposal of property and equipment	—	24

Changes in operating assets and liabilities:
Accounts receivable	(1,035)	3,920
Income tax receivable	483	(20)
Other current assets	(166)	923
Other non-current assets	65	(18)
Accounts payable	(819)	392
Accrued expenses	(482)	(1,739)
Accrued compensation	(1,938)	930
Deferred revenue	(766)	(1,424)
Other non-current liabilities	(84)	63

Net cash provided by operating activities	$6,827	$14,148

Investing activities:
Purchase of property and equipment	(1,737)	(1,393)
Capitalized software	(925)	(766)
Deposit for Spheris Acquisition	(7,500)	—

Net cash used in investing activities	(10,162)	(2,159)

Financing activities:
Debt issuance costs	(195)	—

Net cash used in financing activities	(195)	—

Effect of exchange rate changes	40	(53)

Net increase (decrease) in cash and cash equivalents	(3,490)	11,936

Cash and cash equivalents — beginning of period	25,216	39,918

Cash and cash equivalents — end of period	$21,726	$51,854

Supplemental cash flow information:

Cash paid (recovered) for income taxes	$(695)	$(131)

Accommodation payments paid with credits	$—	$61

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
1. Basis of Presentation
     The consolidated financial statements and footnotes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted pursuant to such rules and regulations although we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
     These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of our results of operation, financial position and cash flows. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-Q should be read in conjunction with our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on March 12, 2010.
     Recent Developments On April 22, 2010, we and our majority shareholder, CBay Inc. (together with us, the Purchasers), completed the acquisition (the Acquisition) of substantially all of the assets of Spheris, Inc. (Spheris) and certain of its affiliates (collectively with Spheris, the Sellers), pursuant to the terms of the Stock and Asset Purchase Agreement (the Agreement) entered into between the Purchasers and Sellers on April 15, 2010. See Note 11 for a description of the transaction.
Recent Accounting Pronouncements
     In September 2009, the Financial Accounting Standards Board (FASB) ratified two consensuses affecting revenue recognition:
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
     The second consensus, Software-Revenue Recognition, addresses the accounting for transactions involving software to exclude from its scope tangible products that contain both software and non-software and not-software components that function together to deliver a products functionality.
     The consensuses are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are evaluating the potential impact of these requirements on our financial statements.
2. Comprehensive income
     Comprehensive income was as follows:

	Three months ended March 31,
	2010	2009
Net income	$7,344	$6,854
Foreign currency translation adjustment	(299)	(265)

Comprehensive income	$7,045	$6,589

3. Net Income per Share
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

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     The following table reflects the weighted average shares outstanding used to compute basic and diluted net income per share:

	Three months ended March 31,
	2010	2009
Net income	$7,344	$6,854

Weighted average shares outstanding:
Basic	37,556	37,556
Effect of dilutive shares	—	—

Diluted	37,556	37,556

Net income per share:
Basic	$0.20	$0.18
Diluted	$0.20	$0.18
     For the three months ended March 31, 2010 and 2009, 1,152 and 1,582 options, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common stock during the respective period.
4. Accrued Expenses
     Accrued expenses consisted of the following:

	March 31, 2010	December 31, 2009
Customer accommodations	$11,477	$11,635
Other (no item exceeds 5% of current liabilities)	11,157	11,213

Total accrued expenses	$22,634	$22,848

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
     In connection with our decision to offer financial accommodations to certain of our customers (Accommodation Customers), we analyzed our historical billing information and the available report-level data (Management’s Billing Assessment) to develop individualized accommodation offers to be made to Accommodation Customers (Accommodation Analysis). Based on the Accommodation Analysis, our board of directors authorized management to make cash or credit accommodation offers to Accommodation Customers in the aggregate amount of $75,818. By accepting our accommodation offer, the customer agreed, among other things, to release us from any and all claims and liability regarding the billing related issues. We are unable to predict how many customers, if any, may accept the outstanding accommodation offers on the terms proposed by us, nor are we able to predict the timing of the acceptance of any outstanding accommodation offers. Until any offers are accepted, we may withdraw or modify the terms of the accommodation program or any outstanding offers at any time. In addition, we are unable to predict how many future offers, if made, will be accepted on the terms proposed by us. We regularly evaluate whether to proceed with, modify or withdraw the accommodation program or any outstanding offers.
The following is a summary of the financial statement activity related to the customer accommodation.

	Three months ended	Year ended
	March 31, 2010	December 31, 2009
Beginning balance	$11,635	$12,055
Payments and other adjustments	(158)	(317)
Credits	—	(103)

Ending balance	$11,477	$11,635

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
2009 Restructuring Plan
     During the third and fourth quarters of 2009, as a result of management’s continued planned process improvement and technology development investments we committed to an exit and disposal plan which includes projected employee severance for planned reduction in headcount. Because of plan development in late 2009 and execution of the plan over multiple quarters in 2009 and 2010, not all personnel affected by the plan know of the plan or its impact. The plan includes costs of $2.5 million for employee severance and $0.4 million for vacating operating leases. The table below reflects the financial statement activity related to the 2009 restructuring plan:

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009
Beginning balance	$2,064	$—
Charge	60	2,810
Cash paid	(495)	(746)

Ending balance	$1,629	$2,064

The charge for the three months ended March 31, 2010 reflected costs related to vacating facilities.
5. Cost of Legal Proceedings and Settlements
     The following is a summary of the amounts recorded as Cost of legal proceedings and settlements, in the accompanying consolidated statements of operations:

	Three months ended March 31,
	2010	2009
Legal fees	$1,043	$1,894
Other professional fees	—	30

Total	$1,043	$1,924

Other professional fees represent document search and retrieval costs.
6. Income Taxes
     Our consolidated income tax expense consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable period as well as state and foreign income taxes. We recorded a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years.
     We expect that our consolidated income tax expense for the year ended December 31, 2010, similar to the year ended December 31, 2009, will consist principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable year as well as state and foreign income taxes. We regularly assess the future realization of deferred taxes and whether the valuation allowance against the majority of domestic deferred tax assets is still warranted. To the extent sufficient positive evidence, including past results and future projections, exists to benefit all or part of these benefits, the valuation allowance will be released accordingly.
     We classify penalties and interest related to uncertain tax positions as part of income tax expense. There were no material changes to our uncertain tax positions, including penalties and interest for the three months ended March 31, 2010.
7. Credit Agreement
     In August 2009, we entered into a five-year $25 million revolving credit agreement (the Wells Fargo Credit Agreement) with Wells Fargo Foothill, LLC. Subject to certain terms and conditions, the Wells Fargo Credit Agreement provided committed revolving funding through August 2014 and included an option whereby we could increase our maximum credit to $40 million. The amount available for borrowings was based upon a percentage of eligible accounts receivable. At March 31, 2010, $21.0 million was available

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
under the Wells Fargo Credit Agreement. At March 31, 2010 and December 31, 2009, there were no borrowings outstanding under the Wells Fargo Credit Agreement.
     The Wells Fargo Credit Agreement terminated April 22, 2010 when we acquired substantially all of the assets of Spheris, Inc. and entered into a credit agreement with General Electric Capital Corporation, CapitalSource Bank, and Fifth Third Bank, as described in Note 11. Pursuant to its terms, we paid a fee of $576 to terminate the Wells Fargo Credit Agreement.
8. Commitments and Contingencies
Customer Litigation
     Kaiser Litigation
     On June 6, 2008, plaintiffs Kaiser Foundation Health Plan, Inc., Kaiser Foundation Hospitals, The Permanente Medical Group, Inc., Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc., and Kaiser Foundation Health Plan of Colorado (collectively, Kaiser) filed suit against MedQuist Inc. and MedQuist Transcriptions, Ltd. (collectively, MedQuist) in the Superior Court of the State of California in and for the County of Alameda. The action is entitled Foundation Health Plan Inc., et al v. MedQuist Inc. et al., Case No. CV-078-03425 PJH. The complaint asserts five causes of action, for common law fraud, breach of contract, violation of California Business and Professions Code section 17200, unjust enrichment, and a demand for an accounting. More specifically, Kaiser alleges that we fraudulently inflated the payable units of measure in medical transcription reports generated by us for Kaiser pursuant to the contracts between the parties. The damages alleged in the complaint include an estimated $7 million in compensatory damages, as well as punitive damages, attorneys’ fees and costs, and injunctive relief. We contend that we did not breach the contracts with Kaiser, or commit the fraud alleged, and we intend to defend the suit vigorously. The parties participated in private mediation on July 24, 2008, but the case was not settled. We removed the case to the United States District Court for the Northern District of California, and we filed motions to dismiss Kaiser’s complaint and to transfer venue of the case to the United Stated District Court for the District of New Jersey. Kaiser stipulated to transfer, and the case was transferred to the United States District Court for the District of New Jersey on or about August 26, 2008
     The parties exchanged initial disclosures on October 6, 2008 and appeared before the court for an initial scheduling conference on October 14, 2008. Kaiser’s initial disclosures claim damages, including compensatory damages, punitive damages, and prejudgment interest, in excess of $12 million. Following the scheduling conference, the court ordered the parties to mediation. The parties participated in court-ordered mediation on February 27, 2009 but the case was not settled. The court heard argument on our motion to dismiss on March 19, 2009. On April 8, 2009, the court entered an order denying our motion to dismiss, except that our motion to dismiss plaintiffs’ claim under the fraudulent prong of the California Unfair Competition Law was granted. The court issued a scheduling order on April 17, 2009, setting a pretrial schedule. We filed our answer to plaintiff’s complaint on April 23, 2009.
     Kaiser served an initial set of discovery requests on May 7, 2009. On May 20, 2009, the court temporarily stayed discovery to address allegations of ethical misconduct by Kaiser’s trial counsel, Greenberg Traurig, LLP. On July 1, 2009, the court granted us leave to conduct limited written discovery regarding Greenberg Traurig’s alleged ethical misconduct and continued the temporary stay of all other discovery. On July 14, 2009, we moved for sanctions against Greenberg Traurig for breach of the New Jersey Rules of Professional Conduct, and we moved to stay the litigation pending resolution of the motion for sanctions. Discovery is presently stayed pending resolution of our motion to stay. No hearing date has been set for any of the pending motions. On February 24, 2010, the court granted our motion to stay pending resolution of the motion for sanctions and entered a scheduling order setting oral arguments on the pending motion for sanctions for March 16, 2010. On March 31, 2010, the court granted our motion to disqualify Greenberg Traurig as counsel for Kaiser. In its order, the court gave Kaiser until May 31, 2010 to obtain new counsel and set an in-person status conference for June 9, 2010.
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
     On March 31, 2010, the parties entered into a Settlement Agreement and Release pursuant to which we paid the Claimants $500 on April 1, 2010 to resolve all claims. Under the Settlement Agreement and Release, (i) the parties exchanged mutual releases, (ii) the arbitration and related state court litigation were dismissed with prejudice and (iii) we did not admit to any liability or wrongdoing. We accrued the entire amount of this settlement as of December 31, 2009.
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
9. Related Party Transactions
     From time to time, we enter into transactions in the normal course of business with related parties. Since August 6, 2008, CBaySystems Holdings and affiliated entities own approximately 69.5% ownership interest in MedQuist. The Audit Committee of our board of directors has been charged with the responsibility of approving or ratifying all related party transactions. In any situation where the Audit Committee sees fit to do so, any related party transaction, is presented to disinterested members of our board of directors for approval or ratification. All of the agreements with CBay Systems & Services, Inc. and CBay Inc. described below have been reviewed and approved by our Audit Committee.
     On April 3, 2009, we entered into a transcription services agreement (Transcription Services Agreement) with CBay Systems, pursuant to which we outsource certain medical transcription services to CBay Systems. The Transcription Services Agreement will expire on April 16, 2012 unless sooner terminated by either party. Under the Transcription Services Agreement, we pay CBay Systems a per line fee based on each transcribed line of text processed and the specific type of service provided. CBay Systems will perform its services using our DocQment Enterprise Platform and will be held to certain performance standards and quality guidelines set forth in the agreement. The specific services to be performed will be set forth in order forms delivered by us to CBay Systems from time to time during the term of the Transcription Services Agreement. For the three months ended March 31, 2010 and 2009, we incurred expenses of $3,634 and $0, respectively, which were recorded in Cost of revenues. The Transcription Services Agreement terminated by agreement of the parties on March 9, 2010 when we entered into the Sales & Services Agreement with CBay Systems referenced immediately below.
     On March 9, 2010, we entered into the Sales & Services Agreement with CBay Systems, pursuant to which we outsource certain medical transcription services to CBay Systems. Under the Sales & Services Agreement, CBay Systems has discontinued its new customer marketing efforts for transcription services to hospitals in North America and has become the exclusive supplier to us of Asian based transcription production services, which are either performed directly by CBay Systems or through a network of third party suppliers managed by CBay Systems. Under the Sales & Services Agreement, we pay CBay Systems a per line fee based on each transcribed line of text processed and the specific type of service provided. The Sales & Services Agreement will expire on March 10, 2015, and thereafter shall automatically renew for two additional five year terms, unless either party provides the other with written notice of its election to terminate the agreement at the end of the initial term or at the end of a renewal term, provided such notice is provided to the other party, not earlier than 12 months nor less than six months prior to the end of the initial term or the

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
applicable renewal term. Either we or CBay may terminate the Sales & Services Agreement if the other party materially breaches any term of the agreement, or in the event CBay Systems and its affiliates (other than us or our subsidiaries) cease to control, directly or indirectly, the power to vote at least thirty percent (30%) of our issued and outstanding common equity. For the three months ended March 31, 2010 and 2009, we recorded cost of revenues of $1,272 and $0, respectively.
     On March 31, 2009, we entered into a transcription services subcontracting agreement (Subcontracting Agreement) with CBay Systems, pursuant to which CBay Systems will subcontract certain medical transcription, editing and related services to us. Under the Subcontracting Agreement, we will provide the medical transcription, editing and related services to CBay Systems using labor located within the United States using our DocQment Enterprise Platform. The specific services to be performed will be set forth in order forms delivered by CBay Systems to us from time to time during the term of the Subcontracting Agreement. We will receive 98% of the net monthly fees collected by CBay Systems from its customers for the services provided by us. For the three months ended March 31, 2010 and 2009, we recorded revenue of $531 and $0 under the terms of the Subcontracting agreement.
     On September 19, 2009, we entered into a services agreement (Management Services Agreement) with CBay Inc. (CBay), a wholly-owned subsidiary of CBay Systems, pursuant to which certain senior executives and directors of CBay render to us, upon the request of our Chief Executive Officer, certain advisory and consulting services in relation to the affairs of us and our subsidiaries. The Management Services Agreement will remain in effect until the earliest to occur of (i) December 31, 2009, if either party gives notice of termination of the Services Agreement to the other party no later than December 1, 2009, (ii) the end of any calendar quarter subsequent to December 31, 2009, if either party gives notice of termination of the Services Agreement to the other party no later than thirty (30) days prior to the end of such calendar quarter, (iii) such time as CBay or its affiliates (other than the us and our subsidiaries) control, directly or indirectly, the power to vote less than thirty percent (30%) of the issued and outstanding common equity of the MedQuist, and (iv) such earlier date as we and CBay may mutually agree upon in writing. The Management Services Agreement provides that, in consideration of the management services rendered by CBay to us since July 1, 2009 and to be rendered by CBay to us pursuant to the Management Services Agreement, we will pay CBay a quarterly services fee equal to $350, which shall be payable in arrears. For the three months ended March 31, 2010 and 2009, we incurred services expenses with CBay Inc. of $350 and $0, respectively, which has been recorded in Selling, general and administrative expense.
     As of March 31, 2010 and December 31, 2009, Accounts payable and Accrued expenses included $363 and $1,362, respectively, for amounts due to CBay. As of March 31, 2010 and December 31, 2009, Accounts receivable included $396 and $710, respectively, for amounts due from CBay Systems.
10. Investment in A-Life Medical, Inc. (A-Life)
     We have an investment in A-Life of $9,378 and $8,864 as of March 31, 2010 and December 31, 2009. Our investment is accounted for under the equity method as we owned approximately 32% of the outstanding ownership as of March 31, 2010 and December 31, 2009. During the quarter ended March 31, 2010, A-Life recorded a change in estimate related to its purchase accounting of an acquisition. Our share of the impact from the change in estimate was approximately $440 which is included in the Equity in income of affiliated company. Our investment in A-Life is included in Other Assets in the accompanying consolidated balance sheets.
11. Subsequent Events
     On April 22, 2010, we and our majority shareholder, CBay Inc. (together with us, the Purchasers), completed the acquisition (the Acquisition) of substantially all of the assets of Spheris, Inc. (Spheris) and certain of its affiliates (collectively with Spheris, the Sellers), pursuant to the terms of the Stock and Asset Purchase Agreement (the Agreement) entered into between the Purchasers and Sellers on April 15, 2010. The purchase price for the assets was approximately $116.3 million, consisting of approximately $98.8 million of cash, and the issuance of a promissory note in the principal amount of $17.5 million (the Subordinated Promissory Note). Included in Other Assets in the accompanying consolidated balance sheets as of March 31, 2010, is a deposit of $7.5 million related to the Acquisition.
     In connection with the Acquisition, MedQuist Inc., together with MedQuist Transcriptions, Ltd. (MedQuist Transcriptions), a wholly-owned subsidiary (collectively, the Loan Parties) entered into a Credit Agreement (the GE Credit Agreement) with General Electric Capital Corporation, CapitalSource Bank, and Fifth Third Bank. The GE Credit Agreement provides for up to $100 million in senior secured credit facilities, consisting of a $50 million term loan, and a revolving credit facility of up to $50 million. The credit facilities are secured by a first priority lien on substantially all of the property of the Loan Parties. The term loan is repayable in equal quarterly installments of $5 million starting on October 1, 2010, with the balance payable 2.5 years from the date of closing (or, if certain convertible senior notes of CBay are called or otherwise become due and payable prior to such date, such earlier date). The

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
interest rate is Prime plus 3.25% (currently an interest rate of 6.50%) and is payable monthly. We may also structure borrowings as Eurodollar loans with an interest rate based on LIBOR rates. We may prepay the loan with certain prepayment penalties. Mandatory prepayments are required when we generate excess cash flows as defined under the agreement. The Term Loan maturity date is the earlier of October 22, 2012 or the date on which certain CBay notes are called or otherwise become due and payable. Maximum borrowings under the Revolving Loan are the lower of a percentage of eligible accounts receivable or $50 million. The interest rate is Prime plus 3% (currently an interest rate of 6.25%) and is payable monthly with a scheduled termination date of April 22, 2014.
     To complete closing of the transactions, the entire facility amount of $100 million was utilized. Amounts borrowed under the GE Credit Agreement bear interest at a rate selected by MedQuist Transcriptions equal to the Base Rate or the Eurodollar Rate (each as defined in the GE Credit Agreement) plus a margin, all as more fully set forth in the GE Credit Agreement.
     Both the Term Loan and the Revolving Loan contain usual and customary financial covenants, including covenants relating to reporting and notification, payment of indebtedness, taxes and other obligations, and compliance with applicable laws. There are also financial covenants, which include a Minimum Consolidated Fixed Charge Coverage Ratio, and a Maximum Consolidated Senior Leverage Ratio and a Maximum Consolidated Total Leverage Ratio and Minimum Liquidity, as defined. The GE Credit Agreement also imposes certain customary limitations and requirements on us with respect to the incurrence of indebtedness and liens, investments, mergers, acquisitions and dispositions of assets. Amounts due under the GE Credit Agreement may be accelerated upon an Event of Default (as defined in the GE Credit Agreement), including failure to comply with obligations under the credit agreement, bankruptcy or insolvency, and termination of certain material agreements.
     The Subordinated Promissory Note was entered into with Spheris, Inc. The loan matures in five years from the date of the closing with provisions for prepayment at discounted amounts, ranging from 77.5% of the principal if paid within six months, 87.5% from six to nine months, 97.5% from nine to twelve months, 102.0% by year two, 101.0% by year three and 100.0% thereafter.
     The note bears interest at 8.0% for the first six months, 9.0% from six to nine months, and 12.5% thereafter of which 2.5% may be paid by increasing the principal amount. Payments of interest are made semi-annually on each six month anniversary of the Spheris transaction.
     When we entered into the GE Credit Agreement, we terminated our five-year $25 million revolving credit agreement with Wells Fargo Foothill, LLC dated August 31, 2009. Pursuant to its terms, we paid Wells Fargo a fee of $576 to terminate the Wells Fargo agreement.
     On May 4, 2010, the audit committee of our board of directors approved the payment of a $1.5 million success-based fee to S A C Private Capital Group, LLC (SAC) in connection with the work of SAC to help us with the Acquisition.

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

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
•	changes in law, including, without limitation, the impact HIPAA will have on our business;

•	the impact of our new services and products on the demand for our existing services and products;

•	our increased dependence on speech recognition technology, which we license, but do not own;

•	our current dependence on medical transcription for a significant portion of our technology-enabled clinical documentation services;

•	our ability to expand our customer base;

•	infringement on the proprietary rights of others;

•	our ability to diversify into other businesses;

•	our increased dependence on CBay Systems & Services, Inc. as the exclusive provider of medical transcription performed in Asia, the current location of all our medical transcription and medical editing work performed outside of North America;

•	our ability to effectively integrate the newly-acquired business and operations of Spheris;

•	the effectiveness of Spheris’ internal controls, which we are in the process of evaluating;

•	competitive pricing and service feature pressures in the clinical documentation industry and our response to those pressures;

•	our ability to operate the business given our restrictions under the GE Credit Agreement;

•	difficulties relating to our significant management turnover; and

•	general conditions in the economy and capital markets.
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
     You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
  Recent Developments On April 22, 2010, we and our majority shareholder, CBay Inc. (together with us, the Purchasers), completed the acquisition (the Acquisition) of substantially all of the assets of Spheris, Inc. (Spheris) and certain of its affiliates (collectively with Spheris, the Sellers), pursuant to the terms of the Stock and Asset Purchase Agreement (the Agreement) entered into between the Purchasers and Sellers on April 15, 2010. See Note 11 to our consolidated financial statements for a description of the transaction.
     Significant developments in the clinical documentation industry include:
•	A shortage of qualified domestic medical transcriptionists (MTs) and medical editors (MEs) has increased the demand for offshore medical transcription services by healthcare providers. This demand for qualified MTs and MEs, combined with budgetary pressures experienced by healthcare providers nationwide, has also caused many more healthcare providers to evaluate and consider the use of offshore medical transcription services.

•	Several low cost providers have emerged and aggressively moved into our market offering medical transcription services (performed both domestically and offshore) at prices significantly below our traditional price point. While we believe the market for outsourced medical transcription continues to expand, the growing acceptance of utilizing offshore labor by healthcare providers has further increased the competitive environment in the medical transcription industry.

•	Technological advances including speech recognition products reduce the length of time required to transcribe medical reports, in turn reducing the overall cost of medical transcription services.

•	Growing market penetration of EHR and certain other technologies have eliminated or shortened the length of certain work types produced through transcription.
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
     Network and information systems, the Internet and other technologies are critical to our business activities. Substantially all of our transcription services are dependent upon the use of network and information systems, including the use of our DocQment™ Enterprise Platform (DEP) and our license to use speech recognition secured from a third party. If information systems including the Internet or our DEP are disrupted, we could face a significant disruption of services provided to our customers. We have periodically experienced short term outages with our DEP, which have not significantly disrupted our business and we have an active disaster recovery program in place for our information systems and our DEP.
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
     The preparation of our consolidated financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates and judgments. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable at such time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other independent sources. Actual results may ultimately differ from these estimates. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements as addressed in Note 1 to our consolidated financial statements, areas that are particularly significant and critical include:

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

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     Legal Matters
     Cost of legal proceedings and settlements includes settlement of claims, ongoing litigation, and associated legal and other professional fees incurred.
Consolidated Results of Operations
     The following tables set forth our consolidated results of operations for the periods indicated below:
Comparison of Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010		2009
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change
Net revenues	$73,981	100.0%	$78,944	100.0%	$(4,963)	(6.3%)

Operating costs and expenses:
Cost of revenues	49,833	67.4%	53,868	68.2%	(4,035)	(7.5%)
Selling, general and administrative	8,797	11.9%	9,438	12.0%	(641)	(6.8%)
Research and development	2,281	3.1%	2,416	3.1%	(135)	(5.6%)
Depreciation	1,910	2.6%	2,552	3.2%	(642)	(25.2%)
Amortization of intangible assets	1,820	2.5%	1,511	1.9%	309	20.5%
Cost of legal proceedings and settlements	1,043	1.4%	1,924	2.4%	(881)	(45.8%)
Acquisition related charges	894	1.2%	—	—	894	n.a.
Restructuring charges	60	0.1%	—	—	60	n.a.

Total operating costs and expenses	66,638	90.1%	71,709	90.8%	(5,071)	(7.1%)

Operating income	7,343	9.9%	7,235	9.2%	108	1.5%

Equity in income of affiliated company	514	0.7%	72	0.1%	442	613.9%
Interest income (expense), net	(146)	(0.2%)	46	0.1%	(192)	(417.4%)

Income before income taxes	7,711	10.4%	7,353	9.3%	358	4.9%

Income tax provision	367	0.5%	499	0.6%	(132)	(26.5%)

Net income	$7,344	9.9%	$6,854	8.7%	$490	7.1%

Net revenues
     Net revenues decreased $5.0 million, or 6.3%, to $74.0 million for the three months ended March 31, 2010 compared with $78.9 million for the three months ended March 31, 2009. Transcription volumes increased during the first quarter relative to the prior period, while average prices for transcription declined and the migration from legacy products reduced the need for maintenance services.
Cost of revenues
     Cost of revenues decreased $4.0 million, or 7.5% to $49.8 million for the three months ended March 31, 2010 compared with $53.9 million for the three months ended March 31, 2009. This decrease was attributable primarily to:
•	reduced transcription costs of $1.9 million related to our increased use of speech recognition technology, which reduces the payroll costs associated with the production of revenues and an increase in the use of outsourced medical transcription volumes to our international labor partners;

•	reduced costs of $2.8 million resulting from headcount reductions taken in 2009 to better align our overhead costs with our lower revenue levels; offset by

•	an increase of $0.7 million due to a one-time benefit in the 2009 period for the release of a prior period reserve.

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
As a percentage of net revenues, cost of revenues decreased to 67.4% for the three months ended March 31, 2010 from 68.2% for the same period in 2009 for the reasons stated above. We expect to continue to increase our use of outsourced medical transcription volumes to our international labor partners.
Selling, general and administrative
     SG&A expenses decreased $0.6 million, or 6.8% to $8.8 million for the three months ended March 31, 2010 compared with $9.4 million for the three months ended March 31, 2009. This decrease was attributable to a decrease of $0.5 million of consulting fees, a decrease of $0.2 million in legal fees, a reduction in audit fees of $0.2 million, a decrease of $0.1 million for building rent, and a decrease in all other SG&A expense of $0.1 million, offset by an increase in bad debt expense of $0.5 million. SG&A expense in the three month period ended March 31, 2010 as a percentage of net revenues was 11.9% compared with 12.0% for the same period in 2009.
Research & development
     R&D expenses decreased $0.1 million, or 5.6%, to $2.3 million for the three months ended March 31, 2010 compared with $2.4 million for the three months ended March 31, 2009. This decrease was related to a decrease of $0.1 million for maintenance contracts with third party vendors. R&D expenses as a percentage of net revenues were 3.1% for the three months ended March 31, 2010 and March 31, 2009.
Depreciation
     Depreciation expense decreased $0.6 million, or 25.2% to $1.9 million for the three months ended March 31, 2010 compared with $2.6 million for the three months ended March 31, 2009. This decrease was primarily the result of reduced capital spending in 2009. Depreciation expense as a percentage of net revenues was 2.6% for the three months ended March 30, 2010 compared with 3.2% for the same period in 2009.
Amortization
     Amortization expense increased $0.3 million, or 20.5%, to $1.8 million for the three months ended March 31, 2010 compared with $1.5 million for the three months ended March 31, 2009. This increase was primarily the result of amortization expense associated with software development projects which were completed in 2009. Amortization expense as a percentage of net revenues was 2.5% for the three months ended March 31, 2010 compared with 1.9% for the same period in 2009.
Cost of legal proceedings and settlements
     Costs of legal proceedings and settlements decreased $0.9 million, or 45.8%, to $1.0 million for the three months ended March 31, 2010 compared with $1.9 million for the three months ended March 31, 2009. In 2009, we incurred $0.9 million in legal fees regarding a patent claim.
Equity in income of affiliated company
     Equity in income of affiliated company increased $0.4 million to $0.5 million for the three months ended March 31, 2010 compared with $0.1 million for the three months ended March 31, 2009. A-Life recorded a change in estimate related to its purchase accounting of an acquisition. Our share of the impact from the change in estimate was approximately $0.4 million.
Income tax provision
     Our consolidated income tax expense consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable period as well as state and foreign income taxes. We recorded a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years.
     We expect that our consolidated income tax expense for the year ended December 31, 2010, similar to the year ended December 31, 2009, will consist principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable year as well as state and foreign income taxes. We regularly assess the future realization of deferred taxes and whether the valuation allowance against the majority of domestic deferred tax assets is still warranted. To the extent sufficient positive evidence, including past results and future projections, exists to benefit all or part of these benefits, the valuation allowance will be released accordingly.

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
Liquidity and Capital Resources
     As of March 31, 2010, we had working capital of $20.4 million compared with $19.7 million as of December 31, 2009. Our principal sources of liquidity include cash generated from operations, available cash on hand and our former credit facility with Wells Fargo. Cash and cash equivalents declined $3.5 million to $21.7 million as of March 31, 2010, from $25.2 million as of December 31, 2009. This decrease included cash provided by operating activities of $6.8 million offset by cash used to purchase property and equipment of $1.7 million, cash used for software development activities and other investments of $8.4 million, and cash used of $0.2 million for fees and expenses related to obtainment of our new GE Credit Agreement. See Note 11 to our consolidated financial statements.
     We believe our existing cash, cash equivalents, and cash to be generated from operations, if any, will be sufficient to finance our operations for the foreseeable future. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our net revenues, or due to increased cash expenditures in excess of the net revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all. For instance, we may have increased cash expenditures relating to the defense and resolution of the civil litigation matters.
Subsequent Events
     On April 22, 2010, we and our majority shareholder, CBay Inc., completed the acquisition of substantially all of the assets of Spheris, Inc. and certain of its affiliates, pursuant to the terms of the Stock and Asset Purchase Agreement entered into between the Purchasers and Sellers on April 15, 2010. The purchase price for the assets was approximately $116.3 million, consisting of approximately $98.8 million of cash, and the issuance of a promissory note in the principal amount of $17.5 million (the Subordinated Promissory Note). Included in Other Assets as of March 31, 2010, is a deposit of $7.5 million related to the Acquisition.
     In connection with the Acquisition, MedQuist Inc., together with MedQuist Transcriptions, Ltd., a wholly-owned subsidiary entered into a Credit Agreement with General Electric Capital Corporation, CapitalSource Bank, and Fifth Third Bank. The GE Credit Agreement provides for up to $100 million in senior secured credit facilities, consisting of a $50 million term loan, and a revolving credit facility of up to $50 million. The credit facilities are secured by a first priority lien on substantially all of the property of the Loan Parties. The term loan is repayable in equal quarterly installments of $5 million starting on October 1, 2010, with the balance payable 2.5 years from the date of closing (or, if certain convertible senior notes of CBay are called or otherwise become due and payable prior to such date, such earlier date). The interest rate is Prime plus 3.25% (currently an interest rate of 6.50%) and is payable monthly. We may also structure borrowings as Eurodollar loans with an interest rate based on LIBOR rates. We may prepay the loan with certain prepayment penalties. Mandatory prepayments are required when we generate excess cash flows as defined under the agreement. The Term Loan maturity date is the earlier of October 22, 2012 or the date on which certain CBay notes are called or otherwise become due and payable. Maximum borrowings under the Revolving Loan are the lower of a percentage of eligible accounts receivable of $50 million. The interest rate is Prime plus 3% (currently an interest rate of 6.25%) and is payable monthly with a scheduled termination date of April 22, 2014.
     To complete closing of the transactions, the entire facility amount of $100 million was utilized. Amounts borrowed under the GE Credit Agreement bear interest at a rate selected by MedQuist Transcriptions equal to the Base Rate or the Eurodollar Rate (each as defined in the GE Credit Agreement) plus a margin, all as more fully set forth in the GE Credit Agreement.
     Both the Term Loan and the Revolving Loan contain usual and customary financial covenants, including covenants relating to reporting and notification, payment of indebtedness, taxes and other obligations, and compliance with applicable laws. There are also financial covenants, which include a Minimum Consolidated Fixed Charge Coverage Ratio, and a Maximum Consolidated Senior Leverage Ratio and a Maximum Consolidated Total Leverage Ratio and Minimum Liquidity, as defined. The GE Credit Agreement also imposes certain customary limitations and requirements on us with respect to the incurrence of indebtedness and liens, investments, mergers, acquisitions and dispositions of assets. Amounts due under the GE Credit Agreement may be accelerated upon an Event of Default (as defined in the GE Credit Agreement), including failure to comply with obligations under the credit agreement, bankruptcy or insolvency, and termination of certain material agreements.
     The Subordinated Promissory Note was entered into with Spheris, Inc. The loan matures in five years from the date of the closing with provisions for prepayment at discounted amounts, ranging from 77.5% of the principal if paid within six months, 87.5% from six to nine months, 97.5% from nine to twelve months, 102.0% by year two, 101.0% by year three and 100.0% thereafter.

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     The note bears interest at 8.0% for the first six months, 9.0% from six to nine months, and 12.5% thereafter of which 2.5% may be paid by increasing the principal amount. Payments of interest are made semi-annually on each six month anniversary of the Spheris transaction.
     When we entered into the GE Credit Agreement, we terminated our five-year $25 million revolving credit agreement with Wells Fargo Foothill, LLC dated August 31, 2009. Pursuant to its terms, we paid Wells Fargo a fee of $576 to terminate the Wells Fargo agreement.
     On May 4, 2010, the audit committee of our board of directors approved the payment of a $1.5 million success-based fee to S A C Private Capital Group, LLC (SAC) in connection with the work of SAC to help us with the Acquisition.
     Off-Balance Sheet Arrangements
     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Kaiser served an initial set of discovery requests on May 7, 2009. On May 20, 2009, the court temporarily stayed discovery to address allegations of ethical misconduct by Kaiser’s trial counsel, Greenberg Traurig, LLP. On July 1, 2009, the court granted us leave to conduct limited written discovery regarding Greenberg Traurig’s alleged ethical misconduct and continued the temporary stay of all other discovery. On July 14, 2009, we moved for sanctions against Greenberg Traurig for breach of the New Jersey Rules of Professional Conduct, and we moved to stay the litigation pending resolution of the motion for sanctions. Discovery is presently stayed pending resolution of our motion to stay. No hearing date has been set for any of the pending motions. On February 24, 2010, the court granted our motion to stay pending resolution of the motion for sanctions and entered a scheduling order setting oral arguments on the pending motion for sanctions for March 16, 2010. On March 31, 2010 the court granted our motion to disqualify Greenberg Traurig as counsel for Kaiser. In its order, the court gave Kaiser until May 31, 2010 to obtain new counsel and set an in-person status conference for June 9, 2010.
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
     On March 31, 2010, the parties entered into a Settlement Agreement and Release pursuant to which we paid the Claimants $500 on April 1, 2010 to resolve all claims. Under the Settlement Agreement and Release, (i) the parties exchanged mutual releases, (ii) the arbitration and related state court litigation were dismissed with prejudice and (iii) we did not admit to any liability or wrongdoing. We accrued the entire amount of this settlement as of December 31, 2009.
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
Item 1A. Risk Factors
     Excluding the updates discussed below, there have been no other material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Form 10-K”). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
We have reviewed the risk factors previously disclosed in our Form 10-K and have the following revisions:
     The risk fact in our Form 10-K for the year ended December 31, 2009 which is entitled – “We may pursue future transactions, including the proposed acquisition of certain assets of Spheris Inc., which could require us to incur debt and assume contingent liabilities and expenses, and we may not be able to effectively integrate new operations.” — is hereby amended and restated as follows:
We may pursue future transactions, which could require us to incur debt and assume contingent liabilities and expenses, and we may not be able to effectively integrate new operations.
     A significant portion of our historical growth has occurred through transactions, and we may pursue transactions in the future. Transactions involve risks that the combined businesses will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of the combined businesses will prove incorrect. We cannot guarantee that if we decide to pursue other future transactions, we will be able to identify attractive opportunities or successfully integrate such other future businesses or assets with our existing business. In addition, we cannot guarantee the ability to retain customers of such other future businesses or assets we acquire. Future transactions may involve high costs and may result in the incurrence of debt, contingent liabilities, interest expense, amortization expense or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.
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
We have also added the following additional risk factors to the Form 10-K:
We may not be able to effectively integrate the operation of Spheris Inc. and the internal controls of Spheris Inc. may not be effective.
     We cannot guarantee that we will be able to identify attractive opportunities or successfully integrate Spheris with our existing business. In addition, we cannot guarantee the ability to retain customers of Spheris. The successful integration with Spheris depends on our ability to manage the operations and business of Spheris effectively and will require substantial attention from our senior management, which could decrease the time that they have to service and attract customers. Our inability to complete the integration of Spheris with our existing business in a timely and orderly manner could reduce our net revenues and negatively impact our results of operations. In addition, the internal controls of Spheris, which we are in the process of evaluating, may not be effective.
Our ability to operate the business given our restrictions under the GE Credit Agreement.
     Our significant indebtedness could adversely affect our ability to raise additional capital to fund our business, harm our ability to react to changes in the economy or our business and prevent us from fulfilling our obligations under our indebtedness, including under our GE Credit Agreement and the Subordinated Promissory Note. The GE Credit Agreement contains usual and customary financial covenants, including covenants relating to reporting and notification, payment of indebtedness, taxes and other obligations, and compliance with applicable laws. There are also financial covenants, which include a Minimum Consolidated Fixed Charge Coverage Ratio, and a Maximum Consolidated Senior Leverage Ratio and a Maximum Consolidated Total Leverage Ratio and Minimum Liquidity, as defined in the GE Credit Agreement. Amounts due under the GE Credit Agreement may be accelerated upon an Event of Default (as defined in the GE Credit Agreement), including failure to comply with obligations under the credit agreement, bankruptcy or insolvency, and termination of certain material agreements;
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

No.	Description
10.1(1)	Stock and Asset Purchase Agreement, dated February 2, 2010, between Spheris Holding II, Inc., Spheris Inc., Spheris Operations LLC, Vianeta Communications, Spheris Leasing LLC, Spheris Canada Inc., CBay Inc. and MedQuist Inc.

10.2(2)	Stock and Asset Purchase Agreement, dated April 15, 2010, between Spheris Holding II, Inc., Spheris Inc., Spheris Operations LLC, Vianeta Communications, Spheris Leasing LLC, Spheris Canada Inc., CBay Inc. and MedQuist Inc.

10.3(3)	Credit Agreement dated as April 22, 2010 among MedQuist Transcriptions, Ltd. as Borrower, MedQuist Inc. as Holdings, the Lenders and L/C Issuers party thereto, and General Electric Capital Corporation as Administrative Agent and Collateral Agent, CapitalSource Bank as Syndication Agent, and Fifth Third Bank as Documentation Agent.

10.4	MedQuist Transcriptions, Ltd. Subordinated Promissory Note dated April 22, 2010

10.5(#)	Sales & Services Agreement dated March 9, 2010 by and between MedQuist, Inc. and CBay Systems & Services, Inc.

No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Portions of this Exhibit are omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 4, 2010.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2010.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 28, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST INC.
Date: May 10, 2010	/s/ Peter Masanotti
Peter Masanotti
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	/s/ Dominick Golio
Dominick Golio
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

No.	Description
10.4	MedQuist Transcriptions, Ltd. Subordinated Promissory Note dated April 22, 2010Sales & Services Agreement dated March 9, 2010 by and between MedQuist, Inc. and CBay Systems & Services, Inc.

10.5(#)	Sales & Services Agreement dated March 9, 2010 by and between MedQuist, Inc. and CBay Systems & Services, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Portions of this Exhibit are omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.