Form 10-K/A
period 2009-12-31
MEDQUIST INC
filed 2010-07-06
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)
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

Explanatory Note
          MedQuist Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”), originally filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010, as amended by Amendment No. 1 to the 2009 Form 10-K filed with the SEC on April 30, 2010 (collectively, the “Annual Report”), solely to (i) revise Exhibit 10.12 to the Annual Report (the Third Amended and Restated OEM Supply Agreement dated November 10, 2009 by and between Nuance Communications, Inc. and the Company) to include Schedule F of Exhibit 10.12, which was omitted and (ii) revise Exhibit 10.28 to the Annual Report (the Licensing Agreement by and between Nuance Communications, Inc. and the Company dated November 10, 2009) to include certain portions of Sections 3.1.1, 3.1.2 and 3.2.1 of Exhibit 10.28. Certain other provisions of Exhibit 10.12 and Exhibit 10.28 remain omitted pursuant to a confidential treatment request filed with the SEC.
          Except for the foregoing, this Amendment No. 2 does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report. Accordingly, this Amendment No. 2 should be read in conjunction with the Annual Report and the Company’s other filings made with the SEC subsequent to the Annual Report.

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

Date: July 6, 2010
     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter Masanotti Peter Masanotti	President and Chief Executive Officer (Principal Executive Officer)	July 6, 2010

/s/ Dominick Golio Dominick Golio	Chief Financial Officer (Principal Financial Officer)	July 6, 2010

/s/ James Brennan James Brennan	Principal Accounting Officer	July 6, 2010

* Robert Aquilina	Non-Executive Chairman of the Board of Directors	July 6, 2010

* Frank Baker	Director	July 6, 2010

* Peter E. Berger	Director	July 6, 2010

* John F. Jastrem	Director	July 6, 2010

* Colin J. O’Brien	Director	July 6, 2010

* Warren E. Pinckert II	Director	July 6, 2010

* Michael Seedman	Director	July 6, 2010

* Andrew E. Vogel	Director	July 6, 2010

*By:	/s/ Peter Masanotti
Attorney-In-Fact

EXHIBIT INDEX

Exhibit	Description

10.12#	Third Amended and Restated OEM Supply Agreement dated November 10, 2009, between MedQuist Inc. and Nuance Communications, Inc. as the successor-in-interest to Philips Speech Recognition Systems GmbH.

10.28#	Licensing Agreement by and between Nuance Communications, Inc. and MedQuist Inc. dated November 10, 2009

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.