Form 10-Q
period 2010-06-30
MEDQUIST INC
filed 2010-08-09
CIK 884497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of registrant’s shares of common stock, no par value, outstanding as of July 20, 2010 was 37,555,893.

MEDQUIST INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues	$97,528	$77,471	$171,509	$156,415

Operating costs and expenses:
Cost of revenues	67,090	51,357	116,923	105,225
Selling, general and administrative	10,020	8,451	18,817	17,889
Research and development	3,312	2,380	5,593	4,796
Depreciation	2,786	2,669	4,696	5,221
Amortization of intangible assets	3,015	1,504	4,835	3,015
Cost of legal proceedings and settlements	1,109	10,134	2,152	12,058
Acquistion and integration related charges	4,765	—	5,659	—
Restructuring charges	870	—	930	—

Total operating costs and expenses	92,967	76,495	159,605	148,204

Operating income	4,561	976	11,904	8,211

Equity in income of affiliated company	32	356	546	428
Interest income (expense)	(3,633)	19	(3,779)	65

Income before income taxes	960	1,351	8,671	8,704

Income tax provision	80	515	447	1,014

Net income	$880	$836	$8,224	$7,690

Net income per share:
Basic	$0.02	$0.02	$0.22	$0.20

Diluted	$0.02	$0.02	$0.22	$0.20

Weighted average shares outstanding:
Basic	37,556	37,556	37,556	37,556

Diluted	37,556	37,556	37,556	37,556

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$17,246	$25,216
Accounts receivable, net of allowance of $3,495 and $3,159, respectively	62,908	43,627
Income tax receivable	213	772
Other current assets	11,414	4,940

Total current assets	91,781	74,555

Property and equipment, net	16,947	11,772
Goodwill	88,991	40,813
Other intangible assets, net	84,391	36,307
Deferred income taxes	1,295	1,396
Other assets	14,502	9,818

Total assets	$297,907	$174,661

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,425	$8,687
Accrued expenses	25,507	21,490
Accrued compensation	17,663	12,432
Current portion of lease obligations	1,624	—
Current portion of long term debt	30,000	—
Related party payable	5,162	1,362
Deferred revenue	9,584	10,854

Total current liabilities	96,965	54,825

Long term debt	73,570	—
Deferred income taxes	3,906	3,240
Other non-current liabilities	910	1,848

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares;
37,556 and 37,556 shares issued and outstanding, respectively	237,945	237,848
Accumulated deficit	(117,630)	(125,854)
Accumulated other comprehensive income	2,241	2,754

Total shareholders’ equity	122,556	114,748

Total liabilities and shareholders’ equity	$297,907	$174,661

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Six months ended
	June 30,
	2010	2009
Operating activities:
Net income	$8,224	$7,690

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,531	8,236
Equity in income of affiliated company	(546)	(428)
Deferred income tax provision	669	435
Stock option expense	96	96
Provision for doubtful accounts	1,085	89
Loss on disposal of property and equipment	—	26
Changes in operating assets and liabilities:
Accounts receivable	2,027	5,287
Income tax receivable	553	(29)
Other current assets	(3,552)	743
Other non-current assets	854	(34)
Accounts payable	(1,494)	361
Accrued expenses	(1,086)	(3,872)
Accrued compensation	(1,504)	1,765
Deferred revenue	(1,321)	(2,045)
Other non-current liabilities	(1,044)	112

Net cash provided by operating activities	12,492	18,432

Investing activities:
Purchase of property and equipment	(2,868)	(2,135)
Capitalized software	(2,613)	(1,283)
Investment in A-Life Medical, Inc.	—	(852)
Acquisition	(98,834)	—

Net cash used in investing activities	(104,315)	(4,270)

Financing activities:
Proceeds from debt	100,000	—
Repayment of long term debt	(10,000)	—
Debt issuance costs	(6,070)	—
Payments of lease obligations	(50)	—

Net cash provided by financing activities	83,880	—

Effect of exchange rate changes	(27)	85

Net increase (decrease) in cash and cash equivalents	(7,970)	14,247

Cash and cash equivalents — beginning of period	25,216	39,918

Cash and cash equivalents — end of period	$17,246	$54,165

Supplemental cash flow information:

Cash (refunded) paid for income taxes	$(604)	$197

Accommodation payments paid with credits	$—	$82

Noncash debt incurred in connection with the Spheris acquisition	$13,570	$—

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
     These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of our results of operations, financial position and cash flows. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-Q should be read in conjunction with our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on March 12, 2010.
     Recent Developments
     On April 22, 2010, we and our majority shareholder, CBay Inc. (together with us, the Purchasers), completed the acquisition (the Acquisition) of substantially all of the assets of Spheris, Inc. (Spheris) and certain of its affiliates (collectively with Spheris, the Sellers), pursuant to the terms of the Stock and Asset Purchase Agreement (the Purchase Agreement) entered into between the Purchasers and Sellers on April 15, 2010. See Note 10 for a description of the Acquisition. Costs incurred for the Acquisition and direct integration costs are included in the line item Acquisition and integration related charges on the accompanying statements of operations.
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
     The consensuses are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are evaluating the potential impact of these requirements on our consolidated financial statements.
2. Comprehensive Income
     Comprehensive income was as follows:

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$880	$836	$8,224	$7,690
Foreign currency translation adjustment	(214)	942	(513)	677

Comprehensive income	$666	$1,778	$7,711	$8,367

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
     The following table reflects the weighted average shares outstanding used to compute basic and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$880	$836	$8,224	$7,690

Weighted average shares outstanding:
Basic	37,556	37,556	37,556	37,556
Effect of dilutive shares	—	—	—	—

Diluted	37,556	37,556	37,556	37,556

Net income per share:
Basic	$0.02	$0.02	$0.22	$0.20
Diluted	$0.02	$0.02	$0.22	$0.20
     For the three months ended June 30, 2010 and 2009, 831 and 1,531 options, respectively, and the six months ended June 30, 2010 and 2009, 1,126 and 1,531 options, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common stock during the respective period.
     4. Accrued Expenses
     Accrued expenses consisted of the following:

	June 30, 2010	December 31, 2009
Customer accommodations	$11,477	$11,635
Other (no item exceeds 5% of current liabilities)	14,030	9,855

Total accrued expenses	$25,507	$21,490

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
     In connection with our decision to offer financial accommodations to certain of our customers (Accommodation Customers), we analyzed our historical billing information and the available report-level data to develop individualized accommodation offers to be made to Accommodation Customers (Accommodation Analysis). Based on the Accommodation Analysis, our board of directors authorized management to make cash or credit accommodation offers to Accommodation Customers in the aggregate amount of $75,818. By accepting our accommodation offer, the customer agreed, among other things, to release us from any and all claims and liability regarding the billing related issues. We are unable to predict how many customers, if any, may accept the outstanding accommodation offers on the terms proposed by us, nor are we able to predict the timing of the acceptance of any outstanding accommodation offers. Until any offers are accepted, we may withdraw or modify the terms of the accommodation program or any outstanding offers at any time. In addition, we are

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
unable to predict how many future offers, if made, will be accepted on the terms proposed by us. We regularly evaluate whether to proceed with, modify or withdraw the accommodation program or any outstanding offers.
The following is a summary of the financial statement activity related to the customer accommodations.

	Six months ended	Year ended
	June 30, 2010	December 31, 2009
Beginning balance	$11,635	$12,055
Payments and other adjustments	(158)	(317)
Credits	—	(103)

Ending balance	$11,477	$11,635

As of June 30, 2010, $1.1 million of the balance is related to the Kaiser litigation. (See Note 7)
2010 Restructuring Plan
     During the second quarter of 2010, management’s ongoing cost reduction initiatives, including process improvement, combined with the acquisition of Spheris, resulted in a restructuring plan involving staff reductions and other actions designed to maximize operating efficiencies. The affected employees are entitled to receive severance benefits under existing established severance policies. The employees were primarily in the operations and administrative functions. This initial action under the plan was approved during the second quarter of 2010.
The table below reflects the financial statement activity related to the 2010 restructuring plan:

Six Months Ended
June 30, 2010
Beginning balance	$—
Charge	809
Cash paid	(157)

Ending balance	$652

The Company expects that restructuring activities may continue in 2010 as management identifies opportunities for synergies resulting from the acquisition of Spheris including the elimination of redundant functions.
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

	Six Months Ended	Year Ended
	June 30, 2010	December 31, 2009
Beginning balance	$2,064	$—
Charge	121	2,810
Cash paid	(834)	(746)

Ending balance	$1,351	$2,064

The charge for the six months ended June 30, 2010 reflected costs related to vacating facilities.
5. Cost of Legal Proceedings and Settlements

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     The following is a summary of the amounts recorded as Cost of legal proceedings and settlements in the accompanying consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Legal fees	$199	$4,384	$1,242	$6,278
Other professional fees	—	—	—	30
Settlements	910	5,750	910	5,750

Total	$1,109	$10,134	$2,152	$12,058

The amounts included in settlements for 2010 represent an additional charge of $0.9 million required to bring the total Kaiser litigation settlement amount accrued to $2.0 million as a result of the proposed settlement agreement with Kaiser more fully discussed in Note 7 below. The amounts included in Settlements for 2009 represent the settlement of a patent litigation matter.
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
     We classify penalties and interest related to uncertain tax positions as part of income tax expense. During the second quarter of 2010, we reduced our accruals by $515, related to various state uncertain tax positions as a result of filing voluntary disclosure agreements with state jurisdictions.
7. Commitments and Contingencies
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
     In July 2010, the parties reached agreement in principle on the terms of a settlement of the litigation (Settlement) whereby we intend to make a payment of $2.0 million to resolve all of Kaiser’s claims. The parties are in the process of finalizing a settlement agreement and release in connection with the Settlement. Neither we, nor Kaiser, admitted to any liability or wrongdoing in connection with the Settlement.
Kahn Putative Class Action

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
     On June 12, 2008, plaintiff filed an amended class action complaint against us, eight of our then current and former directors, and Philips in the Superior Court of New Jersey, Chancery Division. In the amended complaint, plaintiff alleged that our then current and former directors breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by not providing our public shareholders with the opportunity to decide whether they wanted to participate in a share purchase offer with non-party CBaySystems Holdings Ltd. (CBaySystems Holdings) that would have allowed the public shareholders to sell their shares of our common stock for an amount above market price. Plaintiff further alleged that CBaySystems Holdings made the share purchase offer to Philips and that Philips breached its fiduciary duties by accepting CBaySystems Holdings’ offer. Based on these allegations, plaintiff sought declaratory, injunctive, and monetary relief from all defendants. Plaintiff claimed that we were only named as a party to the litigation for purposes of injunctive relief.
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
     On September 24, 2009, the Appellate Division held oral argument on plaintiff’s appeal. On July 1, 2010, the Appellate Division entered an Order and Opinion that affirmed the dismissal of the claims against MedQuist and two of the MedQuist director defendants, Mr. Edward Siegel and Warren E. Pinckert II. The Appellate Division reversed the dismissal of the claims against the remaining defendants — Philips and certain of our former directors — and remanded those claims back to the Chancery Division. As a result of the Appellate Division’s July 1, 2010 Order and Opinion, we are no longer a defendant in this matter.
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
SEC Investigations of Former Officer
     With respect to our historical billing practices, the SEC is pursuing civil litigation against our former chief financial officer, whose employment with us ended in July 2004. Pursuant to our bylaws, we have indemnification obligations for the legal fees for our former chief financial officer.
8. Related Party Transactions
     From time to time, we enter into transactions in the normal course of business with related parties. Since August 6, 2008, CBaySystems Holdings and affiliated entities (CBay) own approximately 69.5% ownership interest in MedQuist. The Audit Committee of our board of directors has been charged with the responsibility of approving or ratifying all related party transactions. To ensure that the terms of the related party transactions are not less favorable than what would be obtained in an arm’s-length transaction, the material terms and conditions of the related party agreements described below were reviewed and approved by the Audit Committee pursuant to the our Related Party Transaction Policy. The Audit Committee is comprised solely of independent directors, none of whom have an interest in any of the related party transactions. In any situation where the Audit Committee sees fit to do so, any related party transaction, is presented to disinterested members of our board of directors for approval or ratification. All of the agreements with CBay Systems & Services, Inc. and CBay Inc. described below have been reviewed and approved by our Audit Committee.
     On April 3, 2009, we entered into a transcription services agreement (Transcription Services Agreement) with CBay Systems, pursuant to which we outsourced certain medical transcription services to CBay Systems. The Transcription Services Agreement was initially set to expire on April 16, 2012 . Under the Transcription Services Agreement, we paid CBay Systems a per line fee based on each transcribed line of text processed and the specific type of service provided. CBay Systems performed its services using our DocQment Enterprise Platform and was held to certain performance standards and quality guidelines set forth in the agreement. The specific services to be performed were set forth in order forms delivered by us to CBay Systems from time to time during the term of the Transcription Services Agreement. With respect to the Transcription Services Agreement, for the three months ended June 30, 2010 and 2009, we incurred expenses of $0 and $1,541 respectively, and for the six months ended June 30, 2010 and 2009, we incurred expenses of $2,362 and $2,499, respectively, which were recorded in Cost of revenues. The Transcription Services Agreement terminated by agreement of the parties on March 9, 2010 when we entered into the Sales & Services Agreement with CBay Systems referenced immediately below.

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     On March 9, 2010, we entered into the Sales & Services Agreement with CBay Systems, pursuant to which we outsource certain medical transcription services to CBay Systems. Under the Sales & Services Agreement, CBay Systems has discontinued its new customer marketing efforts for transcription services to hospitals in North America and has become the exclusive supplier to us of Asian based transcription production services, which are either performed directly by CBay Systems or through a network of third party suppliers managed by CBay Systems. Under the Sales & Services Agreement, we pay CBay Systems a per line fee based on each transcribed line of text processed and the specific type of service provided. The Sales & Services Agreement will expire on March 10, 2015, and thereafter shall automatically renew for two additional five year terms, unless either party provides the other with written notice of its election to terminate the agreement at the end of the initial term or at the end of a renewal term, provided such notice is provided to the other party, not earlier than 12 months nor less than six months prior to the end of the initial term or the applicable renewal term. Either we or CBay Systems may terminate the Sales & Services Agreement if the other party materially breaches any term of the agreement, or in the event CBay Systems and its affiliates (other than us or our subsidiaries) cease to control, directly or indirectly, the power to vote at least thirty percent (30%) of our issued and outstanding common equity. On July 26, 2010, we entered into Amendment No. 1 to the Sales & Services Agreement, to allow for (i) CBay Systems to assign to us CBay Systems’ services agreements with its customers that require transcription services to be performed predominantly within the United States, (ii) CBay Systems to license from us the use of our DEP, which CBay Systems shall have the right to market to new CBay Systems’ customers on a per line fee basis and for which CBay Systems will pay us our costs plus 15% for professional services related to the DEP usage, including implementation, training, maintenance and support, and customization, and (iii) we and CBay Systems may provide certain ancillary, non-core services to one another during the term of the Sales & Services Agreement, if mutually agreeable, to be provided at the service provider’s cost plus 15%. With respect to the Sales & Services Agreement, for the three months ended June 30, 2010 and 2009, we recorded cost of revenues of $8,349 and $0, respectively, and for the six months ended June 30, 20010 and 2009, we recorded cost of revenues of $9,621 and $0, respectively.
     On March 31, 2009, we entered into a transcription services subcontracting agreement (Subcontracting Agreement) with CBay Systems, pursuant to which CBay Systems subcontracts certain medical transcription, editing and related services to us. Under the Subcontracting Agreement, we will provide the medical transcription, editing and related services to CBay Systems using labor located within the United States using our DEP. The specific services to be performed will be set forth in order forms delivered by CBay Systems to us from time to time during the term of the Subcontracting Agreement. On July 26, 2010, we entered into Amendment No. 1 to the Subcontracting Agreement, to allow for fees to be paid to us by CBay Systems when CBay Systems subcontracts to us only a portion of CBay Systems’ operational performance obligations pursuant to CBay Systems’ services agreement with its customer. In those instances when CBay Systems fully subcontracts to us all of CBay Systems’ operational performance obligations pursuant to CBay Systems’ services agreement with its customers, we receive 98% of the net monthly fees collected by CBay Systems from such customers for the services provided by us. In those instances when CBay Systems subcontracts to us only a portion of CBay Systems’ operational performance obligations pursuant to CBay Systems’ services agreement with its customer, we receive from CBay Systems (i) any of our implementation costs plus 15% incurred by us to set up the provision of services by us to the CBay Systems’ customer and (ii) the rate mutually agreed upon by us and CBay Systems set forth in an order form for the services to be provided by us. With respect to the Subcontracting Agreement, for the three months ended June 30, 2010 and 2009, we recorded revenue of $564 and $469, respectively, and for the six months ended June 30, 2010 and 2009, we recorded revenue of $1,096 and $469, respectively, under the terms of the Subcontracting agreement.
     On September 19, 2009, we entered into a services agreement (Management Services Agreement) with CBay Inc. (CBay), a wholly-owned subsidiary of CBay Systems, pursuant to which certain senior executives and directors of CBay render to us, upon the request of our Chief Executive Officer, certain advisory and consulting services in relation to the affairs of us and our subsidiaries. The Management Services Agreement will remain in effect until the earliest to occur of (i) December 31, 2009, if either party gives notice of termination of the Services Agreement to the other party no later than December 1, 2009, (ii) the end of any calendar quarter subsequent to December 31, 2009, if either party gives notice of termination of the Services Agreement to the other party no later than thirty (30) days prior to the end of such calendar quarter, (iii) such time as CBay or its affiliates (other than the us and our subsidiaries) control, directly or indirectly, the power to vote less than thirty percent (30%) of the issued and outstanding common equity of the MedQuist, and (iv) such earlier date as we and CBay may mutually agree upon in writing. The Management Services Agreement provides that, in consideration of the management services rendered by CBay to us since July 1, 2009 and to be rendered by CBay to us pursuant to the Management Services Agreement, we will pay CBay a quarterly services fee equal to $350, which shall be payable in arrears. With respect to the Management Services Agreement, for the three months ended June 30, 2010 and 2009, we incurred services expenses with CBay Inc. of $350 and $350, respectively, and for the six months ended June 30, 2010 and 2009, we incurred service expenses with CBay Inc. of $701 and $699, respectively, which has been recorded in Selling, general and administrative expense.

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     As of June 30, 2010 and December 31, 2009, Related party payable included $5,162 and $1,362, respectively, for amounts due to CBay. As of June 30, 2010 and December 31, 2009, Accounts receivable included $547 and $710, respectively, for amounts due from CBay Systems.
     On May 4, 2010, the audit committee of our board of directors approved the payment of and we expensed a $1.5 million success-based fee to S A C Private Capital Group, LLC (SAC) in connection with work performed on the Acquisition. SAC owns a majority interest in CBay, Inc.
9. Investment in A-Life Medical, Inc. (A-Life)
     We have an investment in A-Life of $9,410 and $8,864 as of June 30, 2010 and December 31, 2009. Our investment is accounted for under the equity method as we owned approximately 32% of the outstanding ownership as of June 30, 2010 and December 31, 2009. During the six months ended June 30, 2010, A-Life recorded a change in estimate related to its purchase accounting of an acquisition. Our share of the impact from the change in estimate was approximately $440 which is included in the Equity in income of affiliated company. Our investment in A-Life is included in Other Assets in the accompanying consolidated balance sheets.
10. Acquisition of Spheris Assets in the United States
     On April 22, 2010, we and our majority shareholder, CBay Inc. (together with us, the Purchasers), completed the Acquisition of substantially all of the assets of Spheris, Inc. (Spheris) and certain of its affiliates (collectively with Spheris, the Sellers), pursuant to the terms of the Stock and Asset Purchase Agreement (the Purchase Agreement) entered into between the Purchasers and Sellers on April 15, 2010 for $112.4 million. Spheris provides medical transcription services in the United States. Costs incurred for the Acquisition and direct integration costs are included in the line item Acquisition and integration related charges on the accompanying statements of operations. The Acquisition was funded from the proceeds of the new credit facilities. See Note 11 for a description of the Acquisition financing.
     The acquired business contributed net revenues of $26.4 million and a net loss of $4.7 million, inclusive of $5.4 million of Acquisition and integration charges and $1.2 million of amortization of acquired intangibles, to us for the period from April 22, 2010 to June 30, 2010. The following unaudited pro forma summary presents the consolidated information of the Company as if the business combination had occurred at the beginning of each period.

	Pro Forma Three Months
	Ended June 30,
	2010	2009
Net revenues	$105,721	$117,464
Net income	$3,321	$606
Net income per share (Basic)	$0.09	$0.02
Net income per share (Diluted)	$0.09	$0.02

	Pro Forma Six Months
	Ended June 30,
	2010	2009
Net revenues	$214,880	$238,257
Net income	$8,890	$7,280
Net income per share (Basic)	$0.24	$0.19
Net income per share (Diluted)	$0.24	$0.19
     These amounts have been calculated after applying our accounting policies and adjusting the results of Spheris to reflect the additional amortization of intangibles that would have been charged assuming the fair value adjustments to intangible assets had been applied from the beginning of the annual period being reported on, and the additional interest expense

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
assuming the acquisition related debt had been incurred at the beginning of the period being reported on, excluding the acquisition costs, and including the related tax effects.
     In the fourth quarter of 2009 and the first six months of 2010, we incurred $1.2 million and $5.7 million, respectively, of acquisition and integration related charges. These expenses are recorded in the line item Acquisition and integration related charges on our consolidated statements of operations.
     The following table summarizes the consideration transferred by the Company to acquire the domestic assets of Spheris, and the amounts of identified assets acquired and liabilities assumed at the acquisition date. The amounts recorded are subject to finalization of assumed liabilities.

Cash consideration paid	$98,834
Fair value of unsecured Subordinated Promissory Note	13,570

Total consideration transferred	$112,404

Recognized amounts of identifiable assets acquired and liabilities assumed:
Fair value of Spheris net assets acquired
Trade receivables	$22,407
Other current assets	952
Property, plant and equipment	6,626
Developed technology (included in intangibles)	11,390
Customer relationships (included in intangibles)	37,210
Trademarks and trade names (included in intangibles)	1,640
Goodwill	48,339
Trade, accrued liabilities and other payables	(11,601)
Payable to related party	(4,559)

Identifiable assets acquired and liabilities assumed	$112,404

The total amount assigned to identified intangible assets and the related amortization period is shown below:

		Amortization
	Fair Value	Period
Developed technology	$11,390	9 years
Customer relationships	$37,210	7-9 years

Trademarks and tradenames	$1,640	4 years
Goodwill	$48,339	indefinite
     The amounts and lives of the identified intangibles other than goodwill were valued at fair value by an independent valuation firm. The analysis included a combination of the cost approach, and an income approach. The valuation used discount rates from 15% to 17% .
     The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of Spheris. The goodwill and intangible assets are deductible for tax purposes.
     Under ASC Topic 820, Fair Value Measurements and Disclosures, “fair value” is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. This is an exit price concept for the valuation of the asset or liability. In addition, market participants are assumed to be unrelated buyers and sellers in the principal or the most advantageous market for the asset or liability. Fair value measurements for an asset assume the highest and best use by these market participants. Many of these fair value measurements can be highly subjective and it is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.
     Total acquisition-related transaction costs incurred by us are expensed in the periods in which the costs are incurred. Under ASC Topic 805, acquisition-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. External cost incurred to acquire the business, incremental direct integration costs, primarily travel, have been included in the line item Acquisition and integration related charges on the statement of operations.
11. Debt
Debt consisted of the following:

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

June 30, 2010
Term loan due from 2010 to 2012, with interest at Prime plus 3.25%	$50,000

Revolving loan with interest at Prime plus 3% with a scheduled termination date of April 22, 2014	40,000

Subordinated Promissory Note due in 2015 with varying interest rates and provisions for early repayment	13,570

103,570

Less: Current maturities	(30,000)

Total long term debt	$73,570

There was no debt outstanding at December 31, 2009.
     In connection with the Acquisition, MedQuist Transcriptions, Ltd., a subsidiary of MedQuist (MedQuist Transcriptions), and certain other subsidiaries of MedQuist (collectively, the Loan Parties) entered into a Credit Agreement (the GE Credit Agreement) with General Electric Capital Corporation, CapitalSource Bank, and Fifth Third Bank. The GE Credit Agreement provides for up to $100.0 million in senior secured credit facilities, consisting of a $50.0 million term loan, and a revolving credit facility of up to $50.0 million. The credit facilities are secured by a first priority lien on substantially all of the property of the Loan Parties. The term loan is repayable in equal quarterly installments of $5.0 million beginning October 1, 2010, with the balance payable 2.5 years from the date of closing. The term loan maturity date is the earlier of October 22, 2012 or the date on which certain debt of our majority owner CBay is repaid or otherwise becomes due and payable. Borrowings under the revolving credit facility may be made from time to time, subject to availability under such facility, until the fourth anniversary of the closing date. Amounts borrowed under the GE Credit Agreement bear interest at a rate selected by MedQuist Transcriptions equal to the Base Rate or the Eurodollar Rate (each as defined in the GE Credit Agreement) plus a margin, all as more fully set forth in the GE Credit Agreement. At June 30, 2010, the revolving credit facility and the term loan had interest rates of 6.25% and 6.75%, respectively.
     The GE Credit Agreement contains customary covenants, including covenants relating to reporting and notification, payment of indebtedness, taxes and other obligations, and compliance with applicable laws. There are also financial covenants, which include a Minimum Consolidated Fixed Charge Coverage Ratio, a Maximum Consolidated Senior Leverage Ratio, a Maximum Consolidated Total Leverage Ratio and a Minimum Liquidity, each as defined in the GE Credit Agreement. The GE Credit Agreement also imposes certain customary limitations and requirements on us with respect to the incurrence of indebtedness and liens, investments, mergers, acquisitions and dispositions of assets. Amounts due under the GE Credit Agreement may be accelerated upon an Event of Default (as defined in the GE Credit Agreement), including failure to comply with obligations under the credit agreement, bankruptcy or insolvency, and termination of certain material agreements. We will continue to evaluate the classification of our term loan at each reporting date.
     We incurred $6.1 million in costs with the GE Credit Agreement which are included in Other current assets and Other assets. These costs associated with debt incurred in connection with the Acquisition will be amortized as additional interest expense over the life of the underlying debt instruments.
     Borrowings under the revolving credit facility are limited to the lesser of 85% of Eligible Receivables or the aggregate Revolving Credit Commitments, as defined in the credit facility. As of June 30, 2010, the Company had available borrowings under the facility of $8.9 million.
     The GE Credit Agreement also contains subjective acceleration clauses and a springing lock box arrangement under which we retain control and dominion over cash receipts unless there is an Event of Default or Excess Availability is less than 20% of the aggregate Revolving Credit Commitments, as defined in the GE Credit Agreement. Pursuant to these provisions, we elected to make a payment of $5 million in July 2010 to maintain cash dominion and prevent enactment of the springing lock box provisions. We believe this payment will be sufficient to avoid enactment of the springing lock box in future periods. We also believe the probability of default under the agreement within the next 12 months to be remote.
     The GE Credit Agreement also contains excess cash flow repayment provisions that require 25% of Excess Cash Flows, as defined in the agreement, to be remitted to the lenders within 95 days after year-end. We currently estimate that the amount of repayment that would be due during April 2011 at approximately $10 million. Actual payments, if any, may differ from this estimate.

MedQuist Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     Total Current maturities under the GE Credit Agreement consist of (a) the $5 million paid during July 2010 related to prevention of enactment of the springing lockbox, (b) $10 million estimated for excess cash flow sweeps in April 2011, and (c) $15 million of contractual maturities of the term loan obligations.
     As of June 30, 2010, we believe we are in compliance with the covenants of the GE Credit Agreement. However, there can be no assurance of future compliance.
     When we entered into the GE Credit Agreement, the five-year $25.0 million revolving credit agreement with Wells Fargo Foothill, LLC (the Wells Credit Agreement) that we entered into on August 31, 2009 was terminated. No borrowings were ever made under the Wells Credit Agreement. In the three month period ended June 30, 2010, we wrote off deferred financing fees of $1.1 million and incurred termination fees of $0.6 million in connection with the termination of this facility. Such costs are included in Interest Expense on the Statement of Operations.
     In connection with the Acquisition, we entered into a subordinated promissory note with Spheris, Inc. (the Subordinated Promissory Note). The loan matures in five years from the date of the Acquisition. The face amount of the Subordinated Promissory Note totals $17.5 million with provisions for prepayment at discounted amounts, ranging from 77.5% of the principal if paid within six months, 87.5% from six to nine months, 97.5% from nine to twelve months, 102.0% by year two, 101.0% by year three and 100.0% thereafter. For purposes of the purchase price allocation, the note is discounted at 77.5% of the principal ($13.6 million). This note was a non-cash transaction. The fair value of the note was determined through the use of a Monte Carlo model which is Level 3 in the Fair Value hierarchy based upon significant unobservable inputs.
     The Subordinated Promissory Note bears interest at 8.0% for the first six months, 9.0% from six to nine months, and 12.5% thereafter of which 2.5% may be paid by increasing the principal amount. Payments of interest are made semi-annually on each six month anniversary of the Acquisition. For financial statement purposes the interest has been calculated using the average interest rates over the term of the Subordinated Promissory Note.

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
Executive Overview
     We are a leading provider of technology-enabled clinical documentation services. We offer health systems, hospitals, and group medical practices integrated solutions for voice capture, speech recognition, medical transcription, document management and clinical documentation improvement using natural language processing, as well as coding services. Our solutions are designed to facilitate electronic access to clinical information by healthcare providers and to improve overall revenue cycle performance and adoption of the Electronic Health Record (EHR). Until the acquisition of Spheris we had performed our services utilizing the DocQmenttm Enterprise Platform (DEP), our proprietary clinical documentation workflow management system. With the acquisition of Spheris we also now use several additional clinical documentation workflow platforms. We believe our services and enterprise technology solutions — including mobile voice capture devices, speech recognition technologies, Web-based workflow platforms, and global network of medical transcriptionists (MTs) and medical editors (MEs) — enable our customers to improve patient care, increase physician satisfaction and lower operational costs while facilitating their migration toward increased adoption and utilization of the EHR.
     Recent Developments
     On April 22, 2010, we and our majority shareholder, CBay Inc. (together with us, the Purchasers), completed the acquisition (the Acquisition) of substantially all of the assets of Spheris, Inc. (Spheris) and certain of its affiliates (collectively with Spheris, the Sellers), pursuant to the terms of the Stock and Asset Purchase Agreement (the Purchase Agreement) entered into between the Purchasers and the Sellers on April 15, 2010 (the Acquisition). See Note 10 to our consolidated financial statements for a description of the Acquisition.
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
     We believe the outsourced portion of the medical transcription services market will increase due in part to the majority of healthcare providers seeking the following:
•	Reductions in overhead and other administrative costs;

•	Improvements in the quality and delivery speed of transcribed medical reports;

•	Access to leading technologies, such as speech recognition technology, without development and investment risk;

•	Implementation and management of a medical transcription system tailored to the providers’ specific requirements;

•	Access to skilled MTs and MEs;

•	Solutions for compliance with governmental and industry mandated privacy and security requirements; and

•	Product offerings that interface with EHR initiatives.
     We evaluate our operating results based upon the following factors:
•	Net revenues;

•	Operating income;

•	Net income per share;

•	Adjusted earnings before interest, taxes, depreciation and amortization;

•	Net cash provided by operating activities; and

•	Days sales outstanding.
Our goal is to execute our strategy to yield growth in net revenues, operating income, cash flow and net income per share.
     Network and information systems, the Internet and other technologies are critical to our business activities. A majority of our transcription services, including services provided by Spheris, are dependent upon the use of network and information systems, including the use of our DocQment™ Enterprise Platform (DEP) and our license to use speech recognition secured from third parties. Spheris uses several IT platforms for transcription and voice recognition. If information systems including the Internet or our DEP are disrupted, we could face a significant disruption of services provided to our customers. We have periodically experienced short term outages with our DEP, which have not significantly disrupted our business and we have an active disaster recovery program in place for our information systems and our DEP.
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
     The preparation of our consolidated financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates and judgments. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable at such time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other independent sources. Actual results may ultimately differ from these estimates. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements as addressed in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K for the year ended December 31, 2009 (the 2009 Form 10-K), areas that are particularly significant and critical include:
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
     Accounts receivable and allowance for doubtful accounts. Accounts receivable are recorded at the invoiced amount and do not bear interest. The net carrying value of accounts receivable approximates fair value. The allowance for doubtful accounts is our best estimate of potential losses resulting from the inability of our customers to make required payments when due. This allowance is used to state trade receivables at estimated net realizable value.
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
     Classification of Debt. We classify debt as current when payments are required or estimated within one year of the balance sheet date.
Acquisition of Spheris Inc. Assets and Related Debt Incurred
     As mentioned under Recent Developments above, on April 22, 2010, we and our majority shareholder, CBay Inc. (together with us, the Purchasers), completed the Acquisition of substantially all of the assets of Spheris, Inc. (Spheris) and certain of its affiliates (collectively with Spheris, the Sellers), pursuant to the terms of the Stock and Asset Purchase Agreement (the Purchase Agreement) entered into between the Purchasers and Sellers on April 15, 2010 for $112.4 million. Spheris provides medical transcription services in the United States. Costs incurred for the Acquisition and direct integration costs are included in the line item Acquisition and integration related charges on the accompanying statements of operations. The Acquisition was funded from the proceeds of the new credit facilities.
     The acquired business contributed net revenues of $26.4 million and an operating loss of $4.7 million to the Company for the period from April 22, 2010 through June 30, 2010. The operating loss amount includes $5.4 million of Acquisition and integration related charges plus $1.2 million in non-cash amortization of acquired intangibles, to the Company for the period from April 22, 2010 to June 30, 2010. The following unaudited pro forma summary presents the consolidated information of the Company as if the business combination had occurred at the beginning of each period.

	Pro Forma Three Months
	Ended June 30,
	2010	2009
Revenue	$105,721	$117,464
Net income	$3,321	$606
EPS Basic	$0.09	$0.02
EPS Diluted	$0.09	$0.02

	Pro Forma Six Months
	Ended June 30,
	2010	2009
Revenue	$214,880	$238,257
Net income	$8,890	$7,280
EPS Basic	$0.24	$0.19
EPS Diluted	$0.24	$0.19

     These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Spheris to reflect the additional amortization of intangibles that would have been charged assuming the fair value adjustments to intangible assets had been applied from the beginning of the annual period being reported on, and the additional interest expense assuming the acquisition related debt had been incurred at the beginning of the annual period being reported on, excluding the acquisition costs, and including the related tax effects.
     In the fourth quarter of 2009 and the first six months of 2010, MedQuist incurred $1.2 million and $5.7 million, respectively, of Acquisition and integration related charges. These expenses are recorded in the line item Acquisition and integration related charges on the Company’s Consolidated Statements of Income.
     The following table summarizes the consideration transferred by the Company to acquire the domestic assets of Spheris, and the amounts of identified assets acquired and liabilities assumed at the acquisition date. The amounts recorded are subject to finalization of assumed liabilities.

Cash consideration paid	$98,834
Fair value of unsecured Subordinated Promissory Note	13,570

Total consideration transferred	$112,404

Recognized amounts of identifiable assets acquired and liabilities assumed:
Fair value of Spheris net assets acquired
Trade receivables	$22,407
Other current assets	952
Property, plant and equipment	6,626
Developed technology (included in intangibles)	11,390
Customer relationships (included in intangibles)	37,210
Trademarks and trade names (included in intangibles)	1,640
Goodwill	48,339
Trade, accrued liabilities and other payables	(11,601)
Payable to related party	(4,559)

Identifiable assets acquired and liabilities assumed	$112,404

     The total amount assigned to identified intangible assets and the related amortization period is shown below:

		Amortization
	Fair Value	Period
Developed technology	$11,390	9 years
Customer relationships	$37,210	7-9 years

Trademarks and tradenames	$1,640	4 years
Goodwill	$48,339	in definite
     The amounts and lives of the identified intangibles other than goodwill were valued at fair value by an independent valuation firm. The analysis included a combination of the cost approach, and an income approach. The valuation used discount rates from 15% to 17% .
     The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of Spheris. The goodwill and intangible assets deductible for tax purposes.
     Under ASC Topic 820, Fair Value Measurements and Disclosures, “fair value” is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. This is an exit price concept for the valuation of the asset or liability. In addition, market participants are assumed to be unrelated buyers and sellers in the principal or the most advantageous market for the asset or liability. Fair value measurements for an asset assume the highest and best use by these market participants. Many of these fair value measurements can be highly subjective and it is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.
     Total acquisition-related transaction costs incurred by MedQuist are expensed in the periods in which the costs are incurred. Under ASC Topic 805, acquisition-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Acquisition and integration costs are reported in separate line items on the statement of operations. Incremental direct integration costs, primarily travel, have been included in the line item Cost of Acquisition and integration on the statement of operations.
     Costs associated with debt incurred in connection with the Acquisition will be amortized over the life of the underlying debt instruments. MedQuist incurred $6.1 million in costs with the GE Credit Agreement.
Debt Incurred

June 30, 2010
Term loan due from 2010 to 2012, with interest at Prime plus 3.25%	$50,000

Revolving loan with interest at Prime plus 3% with a scheduled termination date of April 22, 2014	40,000

Subordinated Promissory Note due in 2015 with varying interest rates and provisions for early repayment	13,570

103,570

Less: Current maturities	(30,000)

Total long term debt	$73,570

There was no debt outstanding at December 31, 2009.
     In connection with the Acquisition, MedQuist Transcriptions, Ltd., a subsidiary of MedQuist (MedQuist Transcriptions), and certain other subsidiaries of MedQuist (collectively, the Loan Parties) entered into a Credit Agreement (the GE Credit Agreement) with General Electric Capital Corporation, Capital Source Bank, and Fifth Third Bank. The GE Credit Agreement provides for up to $100.0 million in senior secured credit facilities, consisting of a $50.0 million term loan, and a revolving credit facility of up to $50.0 million. The credit facilities are secured by a first priority lien on substantially all of the property of the Loan Parties. The term loan is repayable in equal quarterly installments of $5.0 million beginning on October 1, 2010, with the balance payable 2.5 years from the date of closing. The term loan maturity date is the earlier of October 22, 2012 or the date on which certain debt of our majority owner CBay is repaid or otherwise becomes due and payable. Borrowings under the revolving credit facility may be made from time to time, subject to availability under such facility, until the fourth anniversary of the closing date. Amounts borrowed under the GE Credit Agreement bear interest at a rate selected by MedQuist Transcriptions equal to the Base Rate or the Eurodollar Rate (each as defined in the GE Credit Agreement) plus a margin, all as more fully set forth in the GE Credit Agreement. At June 30, 2010, the revolving credit facility and the term loan had interest rates of 6.25% and 6.75%, respectively.
     The GE Credit Agreement contains customary covenants, including covenants relating to reporting and notification, payment of indebtedness, taxes and other obligations, and compliance with applicable laws. There are also financial covenants, which include a Minimum Consolidated Fixed Charge Coverage Ratio, a Maximum Consolidated Senior Leverage Ratio, a Maximum Consolidated Total Leverage Ratio and a Minimum Liquidity, each as defined in the GE Credit Agreement. The GE Credit Agreement also imposes certain customary limitations and requirements on us with respect to the incurrence of indebtedness and liens, investments, mergers, acquisitions and dispositions of assets. Amounts due under the GE Credit Agreement may be accelerated upon an Event of Default (as defined in the GE Credit Agreement), including failure to comply with obligations under the credit agreement, bankruptcy or insolvency, and termination of certain material agreements. We will continue to evaluate the classification of our term loan at each reporting date.

     We incurred $6.1 million in costs with the GE Credit Agreement which are included in Other current assets and Other assets. These costs associated with debt incurred in connection with the Acquisition will be amortized as additional interest expense over the life of the underlying debt instruments.
     Borrowings under the revolving credit facility are limited to the lesser of 85% of Eligible Receivables or the aggregate Revolving Credit Commitments, as defined in the credit facility. As of June 30, 2010, the Company had available borrowings under the facility of $8.9 million.
     The GE Credit Agreement also contains subjective acceleration clauses and a springing lock box arrangement under which we retain control and dominion over cash receipts unless there is an Event of Default or Excess Availability is less than 20% of the aggregate Revolving Credit Commitments, as defined in the GE Credit Agreement. Pursuant to these provisions, we elected to make a payment of $5 million in July 2010 to maintain cash dominion and prevent enactment of the springing lock box provisions. We believe this payment will be sufficient to avoid enactment of the springing lock box in future periods. We also believe the probability of default under the agreement within the next 12 months to be remote.
     The GE Credit Agreement also contains excess cash flow repayment provisions that require 25% of Excess Cash Flows, as defined in the agreement, to be remitted to the lenders within 95 days after year-end. We currently estimate that the amount of repayment that would be due during April 2011 at approximately $10 million. Actual payments, if any, may differ from this estimate.
     Total Current maturities under the GE Credit Agreement consist of (a) the $5 million paid during July 2010 related to prevention of enactment of the springing lockbox, (b) $10 million estimated for excess cash flow sweeps in April 2011, and (c) $15 million of contractual maturities of the term loan obligations.
     As of June 30, 2010, we believe we are in compliance with the covenants of the GE Credit Agreement. However, there can be no assurance of future compliance.
     When we entered into the GE Credit Agreement, the five-year $25.0 million revolving credit agreement with Wells Fargo Foothill, LLC (the Wells Credit Agreement) that we entered into on August 31, 2009 was terminated. No borrowings were ever made under the Wells Credit Agreement. In the three month period ended June 30, 2010, we wrote off deferred financing fees of $1.1 million and incurred termination fees of $0.6 million in connection with the termination of this facility. Such costs are included in Interest Expense on the Statement of Operations.
      In connection with the Acquisition, we entered in to a subordinated promissory note with Spheris, Inc. (the Subordinated Promissory Note). The loan matures in five years from the date of the Acquisition. The face amount of the Subordinated Promissory Note totals $17.5 million with provisions for prepayment at discounted amounts, ranging from 77.5% of the principal if paid within six months, 87.5% from six to nine months, 97.5% from nine to twelve months, 102.0% by year two, 101.0% by year three and 100.0% thereafter. For purposes of the purchase price allocation, the note is discounted at 77.5% of the principal ($13.6 million). This note was a non-cash transaction. The fair value of the note was determined through the use of a Monte Carlo model which is Level 3 in the Fair Value hierarchy based upon significant unobservable inputs.
     The Subordinated Promissory Note bears interest at 8.0% for the first six months, 9.0% from six to nine months, and 12.5% thereafter of which 2.5% may be paid by increasing the principal amount. Payments of interest are made semi-annually on each six month anniversary of the Acquisition. For financial statement purposes the interest has been calculated using the average interest rates over the term of the Subordinated Promissory Note.
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
Cost of Revenues
     Cost of revenues includes compensation of our U.S.-based employee MTs and our subcontractor MTs, including costs under our Sales and Services Agreement with CBay Systems, other production costs (primarily related to operational and production management, quality assurance, quality control and customer and field service personnel), and telecommunication and facility costs. Cost of revenues also includes the direct cost of technology products sold to customers. MT costs are directly related to medical transcription revenues and are based on lines transcribed or edited multiplied by a specific rate.
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
     Cost of legal proceedings and settlements
     Cost of legal proceedings and settlements includes settlement of claims, ongoing litigation, and associated legal and other professional fees incurred.
     Consolidated Results of Operations
     The following tables set forth our consolidated results of operations for the periods indicated below:
Comparison of Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,
	2010		2009
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change
Net revenues	$97,528	100.0%	$77,471	100.0%	$20,057	25.9%

Operating costs and expenses:
Cost of revenues	67,090	68.8%	51,357	66.3%	15,733	30.6%
Selling, general and administrative	10,020	10.3%	8,451	10.9%	1,569	18.6%
Research and development	3,312	3.4%	2,380	3.1%	932	39.2%
Depreciation	2,786	2.9%	2,669	3.4%	117	4.4%
Amortization of intangible assets	3,015	3.1%	1,504	1.9%	1,511	100.5%
Cost of legal proceedings and settlements	1,109	1.1%	10,134	13.1%	(9,025)	(89.1%)
Acquisition and integration related charges	4,765	4.9%	—	—	4,765	n.a.
Restructuring charges	870	0.9%	—	—	870	n.a.

Total operating costs and expenses	92,967	95.3%	76,495	98.7%	16,472	21.5%

Operating income	4,561	4.7%	976	1.3%	3,585	367.3%

Equity in income of affiliated company	32	0.0%	356	0.5%	(324)	(91.0%)
Interest income (expense), net	(3,633)	(3.7%)	19	0.0%	(3,652)	(19,221.1%)

Income before income taxes	960	1.0%	1,351	1.7%	(391)	(28.9%)

Income tax provision	80	0.1%	515	0.7%	(435)	(84.5%)

Net income	$880	0.9%	$836	1.1%	$44	5.3%

Net revenues
     Net revenues increased $20.1 million, or 25.9%, to $97.5 million for the three months ended June 30, 2010 compared with $77.5 million for the three months ended June 30, 2009. The acquisition of Spheris contributed $26.4 million in revenue, offset by $6.3 million reductions related to medical transcription services and both product and field service revenues.
Cost of revenues
     Cost of revenues increased $15.7 million, or 30.6% to $67.1 million for the three months ended June 30, 2010 compared with $51.4 million for the three months ended June 30, 2009. This was attributable primarily to:
•	The acquisition of Spheris which added $19.8 million in costs

•	The impact of cost savings of $5.3 million from increased use of off shore labor, increased usage of speech recognition, and reduced staffing levels, offset by

•	The 2009 onetime benefit from the reversal of a reserve for $1.2 million related to prior period medical claims.
     As a percentage of net revenues, cost of revenues increased to 68.8% for the three months ended June 30, 2010 from 66.3% for the same period in 2009 primarily as a result of lower pricing related to medical transcription services.
Selling, general and administrative
     SG&A expenses increased $1.6 million, or 18.6% to $10.0 million for the three months ended June 30, 2010 compared with $8.5 million for the three months ended June 30, 2009. This increase was attributable to expenses at Spheris of $2.6 million, a decrease in professional fees of $0.6 million, and a net decrease in all other SG&A expense of $0.4 million. SG&A expense in the three month period ended June 30, 2010 as a percentage of net revenues was 10.3% compared with 10.9% for the same period in 2009.
Research & development
     R&D expenses increased $0.9 million, or 39.2%, to $3.3 million for the three months ended June 30, 2010 compared with $2.4 million for the three months ended June 30, 2009. This increase was primarily due to including the R&D expenses of Spheris of $1.1 million. R&D expenses as a percentage of net revenues were 3.4% for the three months ended June 30, 2010 and 3.1% for the three months ended June 30, 2009.
Depreciation
     Depreciation expense increased $0.1 million, or 4.4% to $2.8 million for the three months ended June 30, 2010 compared with $2.7 million for the three months ended June 30, 2009. Depreciation at Spheris added $0.8 million offset by lower depreciation because of reduced capital spending in 2009. Depreciation expense as a percentage of net revenues was 2.9% for the three months ended June 30, 2010 compared with 3.4% for the same period in 2009.
Amortization
     Amortization expense increased $1.5 million, or 100.5%, to $3.0 million for the three months ended June 30, 2010 compared with $1.5 million for the three months ended June 30, 2009. This increase was primarily due to amortization of acquired intangibles associated with the acquisition of Spheris. Amortization expense as a percentage of net revenues was 3.1% for the three months ended June 30, 2010 compared with 1.9% for the same period in 2009.
Cost of legal proceedings and settlements
     Costs of legal proceedings and settlements decreased $9.0 million, or 89.1%, to $1.1 million for the three months ended June 30, 2010 compared with $10.1 million for the three months ended June 30, 2009. The decrease is due to costs incurred in the 2009 period related to the Anthurium settlement of $5.8 million, related legal fees of $2.9 million and other legal fees of $1.2 million offset by the 2010 accrual of $0.9 million related to the Kaiser settlement.

Acquisition and integration related charges
     We incurred Acquisition and integration related charges of $4.8 million for the Spheris asset acquisition in the three months ended June 30, 2010.
Restructuring charges
     During the three months ended June 30, 2010, we recorded restructuring charges of $0.8 million related to employee severance. The Company expects that restructuring activities may continue in 2010 as management identifies opportunities for synergies resulting from the acquisition of Spheris including the elimination of redundant functions.
Interest income (expense), net
     Interest expense during the three months ended June 30, 2010 was $3.6 million which is related to the debt incurred in connection with the Spheris acquisition.
Income tax provision
     Our consolidated income tax expense consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable period as well as state and foreign income taxes, offset by a tax benefit related to the reversal of reserves for various state jurisdictions as agreements of the liabilities were reached. We recorded a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years.
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
Comparison of Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010		2009
		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	% Change
Net revenues	$171,509	100.0%	$156,415	100.0%	$15,094	9.6%

Operating costs and expenses:
Cost of revenues	116,923	68.2%	105,225	67.3%	11,698	11.1%
Selling, general and administrative	18,817	11.0%	17,889	11.4%	928	5.2%
Research and development	5,593	3.3%	4,796	3.1%	797	16.6%
Depreciation	4,696	2.7%	5,221	3.3%	(525)	(10.1%)
Amortization of intangible assets	4,835	2.8%	3,015	1.9%	1,820	60.4%
Cost of legal proceedings and settlements	2,152	1.3%	12,058	7.7%	(9,906)	(82.2%)
Acquisition and integration related charges	5,659	3.3%	—	—	5,659	n.a.
Restructuring charges	930	0.5%	—	—	930	n.a.

Total operating costs and expenses	159,605	93.1%	148,204	94.8%	11,401	7.7%

Operating income	11,904	6.9%	8,211	5.2%	3,693	45.0%

Equity in income of affiliated company	546	0.3%	428	0.3%	118	27.6%
Interest income (expense), net	(3,779)	(2.2%)	65	0.0%	(3,844)	(5,913.8%)

Income before income taxes	8,671	5.1%	8,704	5.6%	(33)	(0.4%)

Income tax provision	447	0.3%	1,014	0.6%	(567)	(55.9%)

Net income	$8,224	4.8%	$7,690	4.9%	$534	6.9%

Net revenues
     Net revenues increased $15.1 million, or 9.6%, to $171.5 million for the six months ended June 30, 2010 compared with $156.4 million for the six months ended June 30, 2009. The acquisition of Spheris contributed $26.4 million in revenue, offset by $11.3 million reductions related to medical transcription services and both product and field service revenues.
Cost of revenues
     Cost of revenues increased $11.7 million, or 11.1% to $116.9 million for the six months ended June 30, 2010 compared with $105.2 million for the six months ended June 30, 2009. This was attributable primarily to:
•	The acquisition of Spheris which added $19.8 million in costs

•	The impact of cost savings of $6.9 million from increased use of off shore labor, increased usage of speech recognition, and reduced staffing levels, offset by

•	The 2009 onetime benefit from the reversal of a reserve for $1.2 million related to prior period medical claims.
     As a percentage of net revenues, cost of revenues was 68.2% for the six months ended June 30, 2010 compared to 67.3% for the same period in 2009 primarily as a result of lower pricing related to medical transcription services.
Selling, general and administrative
     SG&A expenses increased $0.9 million, or 5.2% to $18.8 million for the six months ended June 30, 2010 compared with $17.9 million for the six months ended June 30, 2009. Spheris added $2.6 million in costs, offset by $1.7 million in cost reductions for professional fees and staffing.
Research & development
     R&D expenses increased $0.8 million, or 16.6%, to $5.6 million for the six months ended June 30, 2010 compared with $4.8 million for the six months ended June 30, 2009. This increase was primarily due to including the R&D expenses of Spheris of $1.1 million. R&D expenses as a percentage of net revenues were 3.3% for the six months ended June 30, 2010 and 3.1% for the six months ended June 30, 2009.
Depreciation
     Depreciation expense decreased $0.5 million, or 10.1% to $4.7 million for the six months ended June 30, 2010 compared with $5.2 million for the six months ended June 30, 2009. This decrease was primarily the result of reduced capital spending in 2009. Depreciation expense as a percentage of net revenues was 2.7% for the six months ended June 30, 2010 compared with 3.3% for the same period in 2009.
Amortization
     Amortization expense increased $1.8 million, or 60.4%, to $4.8 million for the six months ended June 30, 2010 compared with $3.0 million for the six months ended June 30, 2009. This increase was primarily due to amortization of acquired intangible associated with the acquisition of Spheris. Amortization expense as a percentage of net revenues was 2.8% for the six months ended June 30, 2010 compared with 1.9% for the same period in 2009.
Cost of legal proceedings and settlements
     Costs of legal proceedings and settlements decreased $9.9 million, or 82.2%, to $2.2 million for the six months ended June 30, 2010 compared with $12.1 million for the six months ended June 30, 2009. The decrease is due to costs incurred in the 2009 period related to the Anthurium settlement of $5.8 million, related legal fees of $3.8 million and other legal fees of $1.2 million offset by the 2010 accrual of $0.9 million related to the Kaiser litigation which was settled.

Acquisition and integration related charges
     We incurred Acquisition and integration related charges of $5.7 million for the Spheris asset acquisition in the six months ended June 30, 2010.
Restructuring charges
     During the six months ended June 30, 2010, we recorded restructuring charges of $0.9 million primarily related to employee severance. The Company expects that restructuring activities may continue in 2010 as management identifies opportunities for synergies resulting from the acquisition of Spheris including the elimination of redundant functions.
Interest income (expense), net
     Interest expense, net during the six months ended June 30, 2010 was $3.8 million which is related to the debt incurred in connection with the Spheris acquisition.
Income tax provision
     Our consolidated income tax expense consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable period as well as state and foreign income taxes, offset by a tax benefit related to the reversal of reserves for various state jurisdictions as agreements on the liabilities were reached. We recorded a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years.
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
Liquidity and Capital Resources
     Our principal sources of liquidity include cash generated from operations, available cash on hand, and availability under our revolving credit facility with GE. Available cash at June 30, 2010 was $17.2 million versus $25.2 million at December 31, 2009. During the six-month period ended June 30, 2010, we received $100.0 million in cash inflow from our new GE credit facility which was utilized to fund the acquisition of Spheris. Additionally, several other items impacted cash flows for the six month period ended June 30, 2010, resulting in a net decrease of $8.0 million, including:
•	Addition of cash flows provided by Spheris operations

•	Cash used to pay financing costs associated with the new GE credit facility

•	$10.0 million in payments on the new GE credit facility

•	Acquisition and integration-related charges associated with the Spheris acquisition

•	Restructuring payments

•	Other working capital changes
     We believe our existing cash, cash equivalents, and cash to be generated from operations and available borrowings under our revolving credit facility will be sufficient to finance our operations for the foreseeable future. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our net revenues, or due to increased cash expenditures in excess of the net revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all.
     On April 22, 2010, we and our majority shareholder, CBay, completed the acquisition of substantially all of the assets of Spheris and certain of its affiliates, pursuant to the terms of the Purchase Agreement entered into between the Purchasers and

Sellers on April 15, 2010. The purchase price for the assets consisted of approximately $98.8 million of cash and the issuance of the Subordinated Promissory Note in the principal amount of $17.5 million.
      In connection with the Acquisition, MedQuist Transcriptions, Ltd., a subsidiary of MedQuist (MedQuist Transcriptions), and certain other subsidiaries of MedQuist (collectively, the Loan Parties) entered into a Credit Agreement (the GE Credit Agreement) with General Electric Capital Corporation, CapitalSource Bank, and Fifth Third Bank. The GE Credit Agreement provides for up to $100 million in senior secured credit facilities, consisting of a $50 million term loan, and a revolving credit facility of up to $50 million. The credit facilities are secured by a first priority lien on substantially all of the property of the Loan Parties. The term loan is repayable in equal quarterly installments of $5.0 million starting on October 1, 2010, with the balance payable 2.5 years from the date of closing. The term loan interest rate is prime rate plus 3.50% (currently an interest rate of 6.75%) and is payable monthly. We may also structure borrowings as Eurodollar loans with an interest rate based on LIBOR rates. We may prepay the term loan with certain prepayment penalties. Mandatory prepayments are required when we generate excess cash flows as defined under the agreement. Maximum borrowings under the revolving credit facility are the lower of a percentage of eligible accounts receivable or $50 million. The revolving credit facility interest rate is Prime plus 3% (currently an interest rate of 6.25%) and is payable monthly with a scheduled termination date of April 22, 2014.
     To complete closing of the transactions, the entire facility amount of $100 million was utilized. Amounts borrowed under the GE Credit Agreement bear interest at a rate selected by MedQuist Transcriptions equal to either the Base Rate or the Eurodollar Rate (each as defined in the GE Credit Agreement) plus a margin, all as more fully set forth in the GE Credit Agreement. We repaid $10.0 million of these borrowing in June 2010.
     Both the Term Loan and the Revolving Loan contain usual and customary financial covenants, including covenants relating to reporting and notification, payment of indebtedness, taxes and other obligations, and compliance with applicable laws. There are also financial covenants, which include a Minimum Consolidated Fixed Charge Coverage Ratio, a Maximum Consolidated Senior Leverage Ratio, a Maximum Consolidated Total Leverage Ratio and a Minimum Liquidity, each as defined in the GE Credit Agreement. The GE Credit Agreement also imposes certain customary limitations and requirements on us with respect to the incurrence of indebtedness and liens, investments, mergers, acquisitions and dispositions of assets. Amounts due under the GE Credit Agreement may be accelerated upon an Event of Default (as defined in the GE Credit Agreement), including failure to comply with obligations under the credit agreement, bankruptcy or insolvency, and termination of certain material agreements.
     The Subordinated Promissory Note was entered into with Spheris. The loan matures in five years from the date of the closing with provisions for prepayment at discounted amounts, ranging from 77.5% of the principal if paid within six months, 87.5% from six to nine months, 97.5% from nine to twelve months, 102.0% by year two, 101.0% by year three and 100.0% thereafter.
     The Subordinated Promissory Note bears interest at 8.0% for the first six months, 9.0% from six to nine months, and 12.5% thereafter of which 2.5% may be paid by increasing the principal amount. Payments of interest are made semi-annually on each six month anniversary of the Spheris transaction.
     When we entered into the GE Credit Agreement, we terminated our five-year $25 million revolving credit agreement with Wells Fargo Foothill, LLC dated August 31, 2009. Pursuant to its terms, we paid Wells Fargo a fee of $0.6 million to terminate the Wells Credit Agreement.
     On May 4, 2010, the audit committee of our board of directors approved the payment of a $1.5 million success-based fee to S A C Private Capital Group, LLC (SAC) in connection with work performed on the Acquisition.
     Off-Balance Sheet Arrangements
     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     In July 2010, the parties reached agreement in principle on the terms settlement of the litigation (Settlement) whereby we intend to make a payment of $2.0 million to resolve all of Kaiser’s claims. The parties are in the process of finalizing a settlement agreement and release in connection with the Settlement. Neither we, nor Kaiser, admitted to any liability or wrongdoing in connection with the Settlement.
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
     On June 12, 2008, plaintiff filed an amended class action complaint against us, eight of our then current and former directors, and Philips in the Superior Court of New Jersey, Chancery Division. In the amended complaint, plaintiff alleged that our then current and former directors breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by not providing our public shareholders with the opportunity to decide whether they wanted to participate in a share purchase offer with non-party CBaySystems Holdings Ltd. (CBaySystems Holdings) that would have allowed the public shareholders to sell their shares of our common stock for an amount above market price. Plaintiff further alleged that CBaySystems Holdings made the share purchase offer to Philips and that Philips breached its fiduciary duties by accepting CBaySystems Holdings’ offer. Based on these allegations, plaintiff sought declaratory, injunctive, and monetary relief from all defendants. Plaintiff claimed that we were only named as a party to the litigation for purposes of injunctive relief.
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
     On September 24, 2009, the Appellate Division held oral argument on plaintiff’s appeal. On July 1, 2010, the Appellate Division entered an Order and Opinion that affirmed the dismissal of the claims against MedQuist and two of the MedQuist director defendants, Mr. Edward Siegel and Warren E. Pinckert II. The Appellate Division reversed the dismissal of the claims against the remaining defendants — Philips and certain of our former directors — and remanded those claims back to the Chancery Division. As a result of the Appellate Division’s July 1, 2010 Order and Opinion, we are no longer a defendant in this matter.
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

SEC Investigations of Former Officer
     With respect to our historical billing practices, the SEC is pursuing civil litigation against our former chief financial officer, whose employment with us ended in July 2004. Pursuant to our bylaws, we have indemnification obligations for the legal fees for our former chief financial officer.
Item 1A. Risk Factors
     Excluding the updates discussed below, there have been no other material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in the 2009 Form 10-K. You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
We have reviewed the risk factors previously disclosed in our Form 10-K and have the following revisions:
     The risk factor in our Form 10-K for the year ended December 31, 2009 which is entitled — “We may pursue future transactions, including the proposed acquisition of certain assets of Spheris Inc., which could require us to incur debt and assume contingent liabilities and expenses, and we may not be able to effectively integrate new operations.” — is hereby amended and restated as follows:
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
     We have also added the following additional risk factors to the Form 10-K:
We may not be able to effectively integrate the operations of Spheris Inc. and the internal controls of Spheris Inc. may not be effective.
     We cannot guarantee that we will be able to successfully integrate Spheris with our existing business. In addition, we cannot guarantee the ability to retain customers of Spheris. The successful integration with Spheris depends on our ability to manage the operations and business of Spheris effectively and will require substantial attention from our senior management, which could decrease the time that they have to service and attract customers. Our inability to complete the integration of Spheris with our existing business in a timely and orderly manner could reduce our net revenues and negatively impact our results of operations. In addition, the internal controls of Spheris, which we are in the process of evaluating, may not be effective.
Our ability to operate the business given our restrictions under the GE Credit Agreement.
     Our significant indebtedness could adversely affect our ability to raise additional capital to fund our business, harm our ability to react to changes in the economy or our business and prevent us from fulfilling our obligations under our indebtedness, including under our GE Credit Agreement and the Subordinated Promissory Note. The GE Credit Agreement contains usual and customary financial covenants, including covenants relating to reporting and notification, payment of indebtedness, taxes and other obligations, and compliance with applicable laws. There are also financial covenants, which include a Minimum Consolidated Fixed Charge Coverage Ratio, a Maximum Consolidated Senior Leverage Ratio and a Maximum Consolidated Total Leverage Ratio and Minimum Liquidity, as defined in the GE Credit Agreement. Amounts due under the GE Credit Agreement may be accelerated upon an Event of Default (as defined in the GE Credit Agreement), including failure to comply with obligations under the credit agreement, bankruptcy or insolvency, and termination of certain material agreements. In addition, should certain convertible senior notes of CBay are called or otherwise become due and payable, we will be required to repay any outstanding loans under the GE Credit Agreement.
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

10.2(2)
Credit Agreement dated as April 22, 2010 among MedQuist Transcriptions, Ltd. as Borrower, MedQuist Inc. as Holdings, the Lenders and L/C Issuers party thereto, and General Electric Capital Corporation as Administrative Agent and Collateral Agent, CapitalSource Bank as Syndication Agent, Fifth Third Bank as Documentation Agent and GE Capital Markets, Inc. as Sole Lead Arranger and Book Runner.

10.3(3)	MedQuist Transcriptions, Ltd. Subordinated Promissory Note dated April 22, 2010.

10.4(4)	Employment Agreement between Anthony D. James and MedQuist, Inc. for the position of Co-Chief Operating Officer dated June 24, 2010.

No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 21, 2010.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 28, 2010.

(3)	Incorporated by reference to our Current Report on Form 10-Q filed with the SEC on May 10, 2010.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 30, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST INC.
Date: August 9, 2010	/s/ Peter Masanotti
Peter Masanotti
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	/s/ Dominick Golio
Dominick Golio
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Portions of this Exhibit are omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.