Form 10-Q
period 2010-09-30
MEDQUIST INC
filed 2010-11-09
CIK 884497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of registrant’s shares of common stock, no par value, outstanding as of October 22, 2010 was 37,555,893.

MEDQUIST INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenues	$102,933	$76,836	$274,442	$233,251

Operating costs and expenses:
Cost of revenues	68,427	52,768	185,350	157,993
Selling, general and administrative	9,352	7,930	28,169	25,819
Research and development	3,681	2,439	9,274	7,235
Depreciation	2,822	2,197	7,518	7,418
Amortization of intangible assets	3,394	1,518	8,229	4,533
Cost of legal proceedings and settlements	631	1,382	2,783	13,440
Acquistion and integration related charges	842	—	6,501	—
Restructuring charges	495	481	1,425	481

Total operating costs and expenses	89,644	68,715	249,249	216,919

Operating income	13,289	8,121	25,193	16,332

Equity in income of affiliated company	70	2,154	616	2,582
Interest income (expense)	(2,927)	(29)	(6,706)	36

Income before income taxes	10,432	10,246	19,103	18,950

Income tax provision	1,461	542	1,908	1,556

Net income	$8,971	$9,704	$17,195	$17,394

Net income per share:
Basic	$0.24	$0.26	$0.46	$0.46

Diluted	$0.24	$0.26	$0.46	$0.46

Weighted average shares outstanding:
Basic	37,556	37,556	37,556	37,556

Diluted	37,556	37,560	37,556	37,556

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$21,894	$25,216
Accounts receivable, net of allowance of $3,305 and $3,159, respectively	65,026	43,627
Income tax receivable	35	772
Other current assets	9,311	4,940

Total current assets	96,266	74,555

Property and equipment, net	14,975	11,772
Goodwill	88,951	40,813
Other intangible assets, net	81,984	36,307
Deferred income taxes	1,525	1,396
Other assets	14,788	9,818

Total assets	$298,489	$174,661

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long term debt (subsequently refinanced, see Note 4)	$25,000	$—
Accounts payable	6,275	8,687
Accrued expenses	24,374	21,490
Accrued compensation	17,133	12,432
Current portion of lease obligations	1,229	—
Related party payable	6,681	1,362
Deferred revenue	10,762	10,854

Total current liabilities	91,454	54,825
Long term debt (subsequently refinanced, see Note 4)	68,898	—
Deferred income taxes	5,419	3,240
Other non-current liabilities	874	1,848

Commitments and contingencies

Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares; 37,556 and 37,556 shares issued and outstanding, respectively	237,993	237,848
Accumulated deficit	(108,659)	(125,854)
Accumulated other comprehensive income	2,510	2,754

Total shareholders’ equity	131,844	114,748

Total liabilities and shareholders’ equity	$298,489	$174,661

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Nine months ended
	September 30,
	2010	2009
Operating activities:
Net income	$17,195	$17,394
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,747	11,951
Equity in income of affiliated company	(616)	(2,582)
Deferred income taxes	2,021	662
Stock option expense	145	144
Noncash interest expense	328	—
Provision for doubtful accounts	1,571	230
Loss on disposal of property and equipment	—	27

Changes in operating assets and liabilities:
Accounts receivable	(554)	6,847
Income tax receivable	733	(50)
Other current assets	(1,216)	3,467
Other non-current assets	869	(34)
Accounts payable	1,129	(351)
Accrued expenses and Related party payable	(6,910)	(3,744)
Accrued compensation	878	2,959
Deferred revenue	(170)	(4,107)
Other non-current liabilities	(1,056)	168

Net cash provided by operating activities	30,094	32,981

Investing activities:
Purchase of property and equipment	(3,793)	(3,603)
Proceeds from sale of investments		—
Capitalized software	(3,806)	(1,846)
Proceeds from sale of investments		—
Investment in affiliated company	—	(852)
Proceeds from sale of property		—
Acquisition, net of cash acquired	(98,661)	—

Net cash used in investing activities	(106,260)	(6,301)

Financing activities:
Borrowing on credit line	100,000	—
Repayment of debt	(20,000)	—
Dividends paid	—	(49,949)
Debt issuance costs	(7,031)	(1,171)
Purchase and retirement of stock	—	—
Proceeds from issuance of stock	—	—
Payments on lease obligations	(129)	—

Net cash provided by (used in) financing activities	72,840	(51,120)

Effect of exchange rate changes	4	199

Net decrease in cash and cash equivalents	(3,322)	(24,241)

Cash and cash equivalents — beginning of period	25,216	39,918

Cash and cash equivalents — end of period	$21,894	$15,677

Supplemental cash flow information:

Cash paid (refunded) for income taxes	$(318)	$241

Accommodation payments paid with credits	$—	$103

Noncash debt incurred in connection with the Spheris acquisition	$13,570	$—

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
     These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of our results of operations, financial position and cash flows. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-Q should be read in conjunction with our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 (the 2009 Form 10-K) filed with the Securities and Exchange Commission (SEC) on March 12, 2010.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
2. Acquisition of Spheris Assets in the United States
     On April 22, 2010, we and our 69.5% shareholder, CBay Inc., completed the acquisition of substantially all of the assets of Spheris and certain of its affiliates, pursuant to the terms of the Stock and Asset Purchase Agreement. This acquisition provided substantial incremental volume growth and also provided opportunities for operating efficiencies and operating margin expansion. See Note 7, Accrued Expenses for further discussion of our 2010 restructuring plan approved by management to realize some of these savings. Costs incurred for the acquisition and direct integration costs are included in the line item Acquisition and integration related charges on the accompanying statements of operations. The acquisition was funded from the proceeds of credit facilities entered into in connection with the acquisition. See Note 3 for a description of the acquisition financing. The third quarter of 2010 was the first full quarter of inclusion of the impact from the acquired Spheris business in our consolidated results of operations.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     The following unaudited pro forma summary presents the consolidated information of the Company as if the business combination had occurred at the beginning of each period.

Pro Forma Three Months
Ended September 30, 2009

Net revenues	$115,381
Net income	$9,147
Net income per share (Basic)	$0.24
Net income per share (Diluted)	$0.24

	Pro Forma Nine Months
	Ended September 30,
	2010	2009
Net revenues	$317,813	$353,638
Net income	$20,909	$16,428
Net income per share (Basic)	$0.56	$0.44
Net income per share (Diluted)	$0.56	$0.44
     These amounts have been calculated after applying our accounting policies and adjusting the results of Spheris to reflect the additional amortization of intangibles that would have been charged assuming the fair value adjustments to intangible assets had been applied from the beginning of the annual period being reported on, and the additional interest expense assuming the acquisition related debt had been incurred at the beginning of the period being reported on, excluding the acquisition costs, and including the related tax effects. The acquired business contributed net revenues of $58.2 million for the period April 22, 2010 to September 30, 2010.
     The following table summarizes the consideration transferred by the Company to acquire the domestic assets of Spheris, and the amounts of identified assets acquired and liabilities assumed at the acquisition date. The amounts recorded are subject to finalization of assumed liabilities.

Cash consideration paid	$98,834
Fair value of unsecured Subordinated Promissory Note	13,570

Total consideration transferred	$112,404

Recognized amounts of identifiable assets acquired and liabilities assumed:
Fair value of Spheris net assets acquired
Working capital	$7,373
Property, plant and equipment	6,626
Developed technology (included in intangibles)	11,390
Customer relationships (included in intangibles)	37,210
Trademarks and trade names (included in intangibles)	1,640
Goodwill	48,165

Identifiable assets acquired and liabilities assumed	$112,404

The related amortization period is shown below:

Amortization
Period
Developed technology	9 years
Customer relationships	7-9 years
Trademarks and trade names	4 years
Goodwill	indefinite
     The amounts and lives of the identified intangibles other than goodwill were valued by us at fair value. In preparing fair value, we considered the report of an independent valuation firm. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after our acquisition of Spheris. The goodwill and intangible assets are deductible for tax purposes.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. This is an exit price concept for the valuation of the asset or liability. In addition, market participants are assumed to be unrelated buyers and sellers in the principal or the most advantageous market for the asset or liability. Fair value measurements for an asset assume the highest and best use by these market participants. Many of these fair value measurements can be highly subjective and it is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.
     Total acquisition-related transaction costs incurred by us are expensed in the periods in which the costs are incurred. Acquisition-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. External cost incurred to acquire the business, and incremental direct integration costs, primarily travel, have been included in the line item Acquisition and integration related charges on our consolidated statements of operations.
3. Debt
Debt consisted of the following:

September 30, 2010
Term loan due from 2010 to 2012, with interest at Prime plus 3.25%	$45,000
Revolving loan with interest at Prime plus 3% with a scheduled termination date of April 22, 2014	35,000
Subordinated Promissory Note due in 2015 with varying interest rates and provisions for early repayment	13,898

93,898
Less: Current maturities	(25,000)

Total long term debt	$68,898

     There was no debt outstanding at December 31, 2009.
     The entire amount of debt was refinanced in October 2010, see Note 4 Subsequent Events.
     In connection with the Spheris acquisition, MedQuist Transcriptions, Ltd., a subsidiary of MedQuist Inc. (MedQuist Transcriptions), and certain other subsidiaries of MedQuist Inc. (collectively, the Loan Parties) entered into a credit agreement (the GE Credit Agreement) with General Electric Capital Corporation, CapitalSource Bank, and Fifth Third Bank. The GE Credit Agreement provided for up to $100.0 million in senior secured credit facilities, consisting of a $50.0 million term loan, and a revolving credit facility of up to $50.0 million. The credit facilities were secured by a first priority lien on substantially all of the property of the Loan Parties. The term loan was repayable in equal quarterly installments of $5.0 million beginning October 1, 2010, with the balance payable 2.5 years from the date of closing. Amounts borrowed under the GE Credit Agreement incurred interest at a rate selected by MedQuist Transcriptions equal to the Base Rate or the Eurodollar Rate (each as defined in the GE Credit Agreement) plus a margin, all as more fully set forth in the GE Credit Agreement. At September 30, 2010, the revolving credit facility and the term loan had interest rates of 6.25% and 6.75%, respectively.
     We incurred $6.1 million in costs in connection with the GE Credit Agreement which are reflected in Other current assets and Other assets. These costs were expensed upon closing of our new credit facilities in October 2010.
     The GE Credit Agreement also contained excess cash flow repayment provisions that required 25% of Excess Cash Flows, as defined in the agreement, to be remitted to the lenders within 95 days after year-end. We estimated that the amount of repayment that would have been due during April 2011 at approximately $10 million.
     Total current maturities under the GE Credit Agreement consisted of (a) $10 million estimated for excess cash flow sweeps in April 2011, and (b) $15 million of contractual maturities of the term loan obligations. As discussed in Note 4, we paid off all amounts outstanding plus accrued interest under the GE Credit Agreement, thus terminating the GE Credit Agreement.
     As of September 30, 2010, we believe we were in compliance with the covenants of the GE Credit Agreement.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     When we entered into the GE Credit Agreement, we terminated the five-year $25.0 million revolving credit agreement with Wells Fargo Foothill, LLC (the Wells Credit Agreement) that we entered into on August 31, 2009. We never borrowed under the Wells Credit Agreement. In the nine month period ended September 30, 2010, we wrote off deferred financing fees of $1.1 million and incurred termination fees of $0.6 million in connection with the termination of this facility. Such costs are included in Interest expense in the accompanying statements of operations.
     In connection with the Spheris acquisition, we entered into a subordinated promissory note with Spheris (the Subordinated Promissory Note). The loan was scheduled to mature in five years from the date of the acquisition. The face amount of the Subordinated Promissory Note totaled $17.5 million with provisions for prepayment at discounted amounts, ranging from 77.5% of the principal if paid within six months, 87.5% from six to nine months, 97.5% from nine to twelve months, 102.0% by year two, 101.0% by year three and 100.0% thereafter. For purposes of the purchase price allocation, the note was discounted at 77.5% of the principal ($13.6 million). This note was a non-cash transaction. The fair value of the note was determined through the use of a Monte Carlo model which is Level 3 in the Fair Value hierarchy based upon significant unobservable inputs.
     The Subordinated Promissory Note had stated interest rates of 8.0% for the first six months, 9.0% from six to nine months, and 12.5% thereafter of which 2.5% may be paid by increasing the principal amount. Payments of interest are made semi-annually on each six month anniversary of the acquisition. For financial statement purposes the interest has been calculated using the average interest rates over the term of the Subordinated Promissory Note. As discussed in Note 4, we paid off all amounts outstanding, at 77.5% of the face value, plus accrued interest under the Subordinated Promissory Note thus extinguishing the note.
4. Subsequent Events
Recapitalization Transactions and Sale of A-Life
     On October 1, 2010, we entered into a senior secured credit facility (the Senior Secured Credit Facility), with certain lenders and General Electric Capital Corporation, as Administrative Agent. The Senior Secured Credit Facility contains a number of significant covenants and consists of $225.0 million in senior secured credit facilities comprised of:
•	a $200.0 million term loan, advanced in one drawing on October 14, 2010 (the Closing Date), with a term of five years, repayable in equal quarterly installments of $5.0 million, commencing on the first day of the first fiscal quarter beginning after the Closing Date, with the balance payable at maturity; and

•	a $25.0 million revolving credit facility under which borrowings may be made from time to time during the period from the Closing Date until the fifth anniversary of the Closing Date. The revolving facility includes a $5.0 million letter-of-credit sub-facility and a $5 million swing line loan sub-facility.
     The borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the co-borrowers’ option, either (a) a base rate determined by reference to the highest of (1) the rate last quoted by the Wall Street Journal as the “Prime Rate” in the United States, (2) the federal funds rate plus 1/2 of 1% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) the higher of (1) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs and (2) 1.75%. The applicable margin is 4.50% with respect to base rate borrowings and 5.50% with respect to LIBOR borrowings.
     The loans are secured by substantially all of our assets and are guaranteed by our 69.5% shareholder, CBay Inc., and CBaySystems Holdings Limited (CBay Holdings), the majority owner of CBay Inc. The agreements contain customary covenants, including reporting and notification. The financial covenants are calculated on a consolidated basis for CBay Holdings and its subsidiaries (including us), and include a Senior Leverage Ratio, Total Leverage Ratio, and an Interest Coverage Ratio. As of September 30, 2010 we believe we were in compliance.
     In addition to the Senior Secured Credit Facility we issued $85.0 million aggregate principal amount of 13% senior subordinated notes due 2016 (the Senior Subordinated Notes), pursuant to a purchase agreement. Interest on the notes is payable in quarterly installments at the issuers’ option at either (i) 13% in cash or (ii) 12% in cash payment plus 2% in the form of additional senior subordinated notes. The Senior Subordinated Notes are non-callable for two years after the closing date after which they are redeemable at 105.0% declining ratably until four years after the closing date. The Senior Subordinated Notes contain a number of significant covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers of consolidations, engage in certain types of transactions with affiliates and otherwise restrict our activities.
     Proceeds from the Senior Secured Credit Facility and the Senior Subordinated Notes were used to repay $80.0 million of our indebtedness under the GE Credit Agreement plus interest, to repay $13.9 million of our indebtedness under the Subordinated Promissory Note plus interest, and to pay a $176.5 million special cash dividend to our shareholders.
     The effects on our capital structure are estimated to impact our financial position as follows:

	Historical	Effect of	Pro forma
	September 30,	Refinancing and	September
	2010	Dividend	30, 2010

Current portion of long-term debt and long term debt	$93,898	$191,102	$285,000

Shareholders’ equity (deficit)
Common stock	$237,993	$—	$237,993
Accumulated deficit	(108,659)	(176,500)	(285,159)
Accumulated other comprehensive income	2,510		2,510

     In September 2010, an Agreement and Plan of Merger was executed by A-Life to merge A-Life with Ingenix. The sale was completed on October 27, 2010. Under this transaction, our shares in A-Life were sold to Ingenix for cash consideration of $23.8 million, of which $4.7 million will be held in escrow until March 2012. Additionally, during the fourth quarter 2010, we completed recapitalization transactions as described above changing our debt and equity structures. We expect to receive $19 million of cash in November 2010 in connection with the A-Life sale and, upon receipt we expect to have over $40 million in cash on-hand and approximately $285 million in debt.
Exchange Transactions
     On September 30, 2010, certain of our noncontrolling shareholders entered into an exchange agreement (the MedQuist Exchange) with CBay Holdings, pursuant to which those shareholders will receive 4.2459 CBay Holdings shares for each MedQuist Inc. share, subject to certain adjustments relating to the level of our net debt at closing of the MedQuist Exchange, and will enter into a stockholders agreement with CBay Holdings that, among other things, provides them with registration rights and contains provisions regarding their voting in the election of CBay Holdings’ directors. The closing under the MedQuist Exchange is conditioned upon the listing of CBay Holdings’ shares on the NASDAQ Stock Market the completion of an initial public offering by CBay Holdings in the United States by January 31, 2011, the reincorporation of CBay Holdings as a Delaware corporation and other conditions, and would increase CBay Holdings’ ownership in MedQuist Inc. from 69.5% to 82.5%. We are not a party to the MedQuist Exchange.
     On October 18, 2010, CBay Holdings filed a registration statement with the SEC on Form S-4 relating to a proposed offer to those noncontrolling MedQuist Inc. shareholders who did not participate in the MedQuist Exchange, pursuant to which CBay Holdings expects to offer to exchange shares of CBay Holdings common stock for outstanding shares of MedQuist Inc. common stock. We will not be a party to the proposed exchange offer. The terms of the proposed exchange offer are described in such registrant statement. Assuming the MedQuist Exchange is consummated, a full exchange in the exchange offer would increase CBay Holdings’ ownership in MedQuist Inc. from 82.5% to 100.0%.
5. Comprehensive Income
     Comprehensive income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$8,971	$9,704	$17,195	$17,394
Foreign currency translation adjustment	269	138	(244)	813

Comprehensive income	$9,240	$9,842	$16,951	$18,207

6. Net Income per Share
     Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, as adjusted for the dilutive effect of common stock equivalents, which consist only of stock options, using the treasury stock method.
     The following table reflects the weighted average shares outstanding used to compute basic and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$8,971	$9,704	$17,195	$17,394
Weighted average shares outstanding:
Basic	37,556	37,556	37,556	37,556
Effect of dilutive shares	—	4	—	—

Diluted	37,556	37,560	37,556	37,556

Net income per share:
Basic	$0.24	$0.26	$0.46	$0.46
Diluted	$0.24	$0.26	$0.46	$0.46
     For the three months ended September 30, 2010 and 2009, 1,006 and 1,494 options, respectively, and the nine months ended September 30, 2010 and 2009, 1,006 and 1,513 options, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common stock during the respective period.
     During the third quarter of 2010, our Compensation Committee issued awards under the Long Term Incentive Plan, the terms and conditions of which will be determined in the future under the terms of the plan.
7. Accrued Expenses
     Accrued expenses consisted of the following:

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

	September 30, 2010	December 31, 2009
Customer accommodations	$10,387	$11,635
Other (no item exceeds 5% of current liabilities)	13,987	9,855

Total accrued expenses	$24,374	$21,490

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
     The following is a summary of the financial statement activity related to the customer accommodations.

	Nine months ended	Year ended
	September 30, 2010	December 31, 2009
Beginning balance	$11,635	$12,055
Payments and other adjustments	(1,248)	(317)
Credits	—	(103)

Ending balance	$10,387	$11,635

2010 Restructuring Plan
     Management’s ongoing cost reduction initiatives, including process improvement, combined with the acquisition of Spheris, resulted in a restructuring plan involving staff reductions and other actions designed to maximize operating efficiencies. The affected employees are entitled to receive severance benefits under existing established severance policies. The employees affected were primarily in the operations and administrative functions. Management approved the initial actions under the plan during the second quarter of 2010. In the third quarter of 2010, management identified additional opportunities for synergies and approved additional restructuring involving staff reductions, primarily in the operations and development functions. Management approved this plan during the third quarter of 2010.
The table below reflects the financial statement activity related to the 2010 restructuring plan:

Nine Months Ended
September 30, 2010
Beginning balance	$—
Charge during the three months ended June 30, 2010	809
Charge during the three months ended September 30, 2010	1,232
Cash paid	(634)

Ending balance	$1,407

The Company expects that restructuring activities may continue in 2010 and 2011 as management identifies opportunities for synergies resulting from the acquisition of Spheris including the elimination of redundant functions.
2009 Restructuring Plan

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     During the third and fourth quarters of 2009, because of management’s continued planned process improvement and technology development investments we committed to an exit and disposal plan which includes projected employee severance for planned reduction in headcount. Because of plan development in late 2009 and execution of the plan over multiple quarters in 2009 and 2010, not all personnel affected by the plan know of the plan or its impact. The plan includes costs of $2.5 million for employee severance and $0.4 million for vacating operating leases. The table below reflects the financial statement activity related to the 2009 restructuring plan:

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009
Beginning balance	$2,064	$—
Charge (reversal)	(616)	2,810
Cash paid	(1,113)	(746)

Ending balance	$335	$2,064

8. Cost of Legal Proceedings and Settlements
     The following is a summary of the amounts recorded as Cost of legal proceedings and settlements in the accompanying consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Legal fees	$631	$1,382	$1,873	$7,690
Settlements	—	—	910	5,750

Total	$631	$1,382	$2,783	$13,440

The amounts included in settlements for the nine months ended September 30, 2010 represent an additional charge of $0.9 million related to our settlement with Kaiser Foundation Health Plan, Inc. and affiliates further discussed in Note 10. The amounts included in Settlements for 2009 represent the settlement of a patent litigation matter.
9. Income Taxes
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
     We classify penalties and interest related to uncertain tax positions as part of income tax expense. During the nine months ended September 30, 2010, we reduced our accruals by $544, related to various state uncertain tax positions as a result of filing voluntary disclosure agreements with state jurisdictions.
10. Commitments and Contingencies
Kaiser Litigation
     On June 6, 2008, plaintiffs Kaiser Foundation Health Plan, Inc. and affiliates (collectively, Kaiser) filed suit against us in the Superior Court of the State of California related to our billing practices.
     In July 2010, the parties reached a settlement of the litigation whereby we made a payment of $2.0 million to resolve all of Kaiser’s claims. Neither we, nor Kaiser, admitted to any liability or wrongdoing in connection with the settlement. Of this amount, $1.1 million was included in Accrued expenses at December 31, 2009 and we expensed an additional $0.9 million in the nine months ended September 30, 2010.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
Kahn Putative Class Action
          This action was initiated on January 22, 2008, when one of our shareholders filed a shareholder putative class action lawsuit against us, Koninklijke Philips Electronics N.V. (Philips), our former majority shareholder, and four of our former non-independent directors. The action was venued in the Superior Court of New Jersey, Chancery Division, Burlington County. Thereafter on June 12, 2008, plaintiff filed an amended class action complaint against us, eight of our then current and former directors, and Philips. In the amended complaint, plaintiff alleged that our then current and former directors breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by not providing our public shareholders with the opportunity to decide whether they wanted to participate in a share purchase offer with non-party CBaySystems Holdings Limited. The share purchase offer would have allowed the public shareholders to sell their shares of our common stock for an amount above market price. Plaintiff further alleged that CBaySystems Holdings made the share purchase offer to Philips and that Philips breached its fiduciary duties by accepting CBaySystems Holdings’ offer. Based on these allegations, plaintiff sought declaratory, injunctive, and monetary relief from all defendants. Plaintiff claimed that we were only named as a party to the litigation for purposes of injunctive relief.
     On November 21, 2008, the Court dismissed plaintiff’s amended class action complaint with prejudice. Thereafter, on July 1, 2010, the New Jersey Appellate Division entered an Order and Opinion that affirmed the dismissal of the claims against MedQuist and two of the MedQuist director defendants. The Appellate Division reversed the dismissal of the claims against the remaining defendants — Philips and certain of our former directors — and remanded those claims back to the Chancery Division. We are no longer a defendant in this matter, but we are monitoring the matter since it involves claims against our former directors.
Reseller Arbitration Demand
     On October 1, 2007, we received from counsel to nine current and former resellers of our products (Claimants), a copy of an arbitration demand filed by the Claimants, initiating an arbitration proceeding.
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
SEC Investigation of Former Officer
     With respect to our historical billing practices, the SEC is pursuing civil litigation against our former chief financial officer, whose employment with us ended in July 2004. Pursuant to our bylaws, we have been providing indemnification for the legal fees for our former chief financial officer.
11. Related Party Transactions
     CBay Inc. has an approximately 69.5% ownership interest in us.
     We have an agreement with CBay Systems & Services, Inc, (CBay Systems), a wholly-owned subsidiary of our majority shareholder, CBay Inc., under which we outsource medical transcription services to CBay Systems. We incurred expenses of $11,428 and $1,793 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, we incurred expenses of $23,411 and $3,334, respectively. All medical transcription expenses for both periods were recorded in Cost of revenues in the accompanying consolidated statements of operations.
     We also have a subcontracting agreement with CBay Systems, pursuant to which CBay Systems subcontracts medical transcription, editing and related services to us. For the three months ended September 30, 2010 and 2009, we recorded revenue of $589 and $506, respectively, and for the nine months ended September 30, 2010 and 2009, we recorded revenue of $1,684 and $975, respectively, under the terms of the subcontracting agreement.
     We have a Management Services Agreement with CBay Inc. pursuant to which certain senior executives and directors of CBay Inc. provide advisory and consulting services. The Management Services Agreement provides that, in consideration of the management services rendered by CBay Inc. to us since July 1, 2009 we pay CBay Inc. a quarterly services fee equal to $350, payable in arrears. For the three month periods ending September 30, 2010 and 2009, we incurred $350 in services expenses with CBay Inc. For the nine months ended September 30, 2010 and 2009, we incurred service expenses with CBay Inc. of $1,050. All Management Services Agreement costs incurred have been recorded as Selling, general and administrative expenses in the accompanying consolidated statements of operations.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
     As of September 30, 2010 and December 31, 2009, Related party payable in the accompanying consolidated balance sheets included $6,681 and $1,362, respectively, representing amounts due to CBay Inc. and CBay Systems. As of September 30, 2010 and December 31, 2009, Accounts receivable in the accompanying consolidated balance sheets included $610 and $710, respectively, for amounts due from CBay Systems. In addition, we paid $4.6 million for a related party liability assumed in the Spheris acquisition.
     On May 4, 2010, we recorded a $1.5 million success-based transaction fee to S A C Private Capital Group, LLC (SAC) for work performed on the Spheris acquisition. SAC owns a majority interest in CBay Holdings, the majority owner of CBay Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the risk factors set forth in the in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) (as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Securities and Exchange Commission (SEC) on May 10, 2010 (the Q1 Form 10-Q) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on August 9, 2010 (the Q2 Form 10-Q):
•	each of the factors discussed in Item 1A, Risk Factors, of this report as well as risks discussed elsewhere in this report;

•	each of the matters discussed in Part II, Item 1, Legal Proceedings;

•	potential synergies from the acquisition of Spheris;

•	our ability to adopt and integrate new technologies;

•	our expectation as to the future growth of the healthcare industry and continued demand for transcription services;

•	increases in the productivity of medical transcriptionists (MTs) and medical editors (MEs) in order to outpace the decline in prices for medical transcription;

•	customer retention;

•	potential benefits of our size and scale;

•	our ability to develop and adopt new technologies;

•	our ability to gain new customers;

•	our ability to increase sales; and

•	our ability to diversify into other businesses.

•	our dependence on CBay Systems & Services, Inc. as the exclusive provider of medical transcription performed in Asia, the current location of all our medical transcription and medical editing work performed outside of North America; and

•	our ability to operate the business given our restrictions under the Senior Secured Credit Facility and Senior Subordinated Notes;
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
     You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009, included in the 2009 Form 10-K.

Executive Overview
     We are a leading provider of integrated clinical documentation solutions for the U.S. healthcare system. Our end-to-end solutions convert physicians’ dictation of patient interactions, or the physician narrative, into a high quality and customized electronic record. These solutions integrate technologies and services for voice capture and transmission, automated speech recognition (ASR), medical transcription and editing, workflow automation, and document management and distribution to deliver a complete managed service for our customers. Our solutions enable hospitals, clinics, and physician practices to improve the quality of clinical data as well as accelerate and automate the documentation process, and we believe our solutions improve physician productivity and satisfaction, enhance revenue cycle performance, and facilitate the adoption and meaningful use of electronic health records.
Recent Developments
     On October 1, 2010, we entered into definitive agreements relating to a $310 million financing consisting of a $225 million senior secured credit facility and the issuance of $85 million of 13% senior subordinated notes. The $225 million senior secured credit facility is led by General Electric Capital Corporation, as administrative agent, and SunTrust Bank, as syndication agent. The facility consists of a $200 million term loan and a $25 million revolving credit facility bearing an interest rate of LIBOR + 550 basis points and a LIBOR floor of 1.75%. In addition, the revolving credit facility bears a fee of 50 basis points on undrawn amounts. On October 14, 2010, we incurred $85.0 million of indebtedness through the issuance of the 13% senior subordinated notes due 2016 pursuant to a note purchase agreement. At our option, a portion of the interest is payable in the form of additional senior subordinated notes, in which event the interest rate would be 12% in cash and 2% in the form of additional notes. In addition, on October 14, 2010, we incurred $200.0 million of indebtedness under the term loan. Our 69.5% shareholder, CBay Inc., and CBay Holdings guaranteed our obligations under the senior secured credit facility and the senior subordinated notes. Proceeds from the financing were used to refinance the debt incurred in connection with the April 2010 acquisition of the assets of Spheris and to pay a special cash dividend of $176.5 million ($4.70 per share) to shareholders of record as of October 11, 2010.
      In September 2010, an Agreement and Plan of Merger was executed by A-Life to merge A-Life with Ingenix. The sale was completed on October 27, 2010. Under this transaction, our shares in A-Life were sold to Ingenix for cash consideration of $23.8 million, of which $4.7 million will be held in escrow until March 2012. Additionally, during the fourth quarter 2010, we completed recapitalization transactions as described below changing our debt and equity structures. We expect to receive $19.1 million of cash in November 2010 in connection with the A-Life sale, and upon receipt we expect to have over $40 million in cash on-hand and approximately $285 million in debt.
     The effects on our capital structure are estimated to impact our financial position as follows:

	Historical	Effect of	Pro forma
	September 30,	Refinancing	September 30,
	2010	and Dividend	2010
	(in thousands)

Current portion of long-term debt and long term debt	$93,898	$191,102	$285,000

Shareholders’ equity (deficit)
Common stock	$237,993	$—	$237,993
Accumulated deficit	(108,659)	(176,500)	(285,159)
Accumulated other comprehensive income	2,510		2,510

Total shareholders’ equity (deficit)	$131,844	$(176,500)	$(44,656)

     On October 18, 2010 CBay Holdings filed a registration statement on Form S-1 with the SEC disclosing that it has entered into an agreement with certain of our noncontrolling shareholders that currently hold in the aggregate approximately 13% of our outstanding shares, pursuant to which those MedQuist Inc. shareholders will receive 4.2459 CBay Holdings shares for each MedQuist Inc. share exchanged (the MedQuist Exchange), subject to certain adjustments relating to the level of our net debt at closing of the MedQuist Exchange, and will enter into a stockholders agreement with CBay Holdings that, among other things, provides them with registration rights and contains provisions regarding their voting in the election of CBay Holdings’ directors. The closing under the MedQuist Exchange is conditioned upon the listing of CBay Holdings’ shares on the NASDAQ Stock Market, the completion by CBay Holdings of an initial public offering in the United States by January 31, 2011, the reincorporation of CBay Holdings as a Delaware corporation and other conditions, and would increase CBay Holdings’ ownership in MedQuist Inc. from 69.5% to 82.5%. We are not a party to the MedQuist Exchange.
     On October 18, 2010, CBay Holdings filed a registration statement on Form S-4 with the SEC relating to a proposed offer to those noncontrolling MedQuist Inc. shareholders who did not participate in the MedQuist Exchange, pursuant to which CBay Holdings expects to offer to exchange shares of CBay Holdings common stock for outstanding shares of MedQuist Inc. common stock. We will not be a party to the proposed exchange offer. The terms of the proposed exchange offer are described in such registrant statement. Assuming the MedQuist Exchange is consummated, a full exchange in the exchange offer would increase CBay Holdings’ ownership in MedQuist Inc. from 82.5% to 100.0%.
     On April 22, 2010, we and our majority shareholder, CBay Inc. (together with us, the Purchasers), completed the acquisition of substantially all of the assets of Spheris and certain of its affiliates (collectively with Spheris, the Sellers), pursuant to the terms of the Stock and Asset Purchase Agreement (the Purchase Agreement) entered into between the Purchasers and the Sellers on April 15, 2010. We believe the acquisition will provide significant improvement to our revenue growth and margins. See Note 2 to our consolidated financial statements for a description of the acquisition.
     Volume and Pricing Trends
     The vast majority of our revenue is generated by providing clinical documentation services to our customers. Our customers are generally charged a rate per character multiplied by the number of characters that we process. Our volume had been declining prior to CBay Inc.’s acquisition of a 69.5% ownership interest in us from Koniklijke Philips Electronics N.V. (Philips) in August 2008, and we have been able to reverse this trend by increasing our sales (through the acquisition of new accounts and additional work types from existing customers) and decreasing our losses of existing customers. We have reduced losses of our historical MedQuist customers primarily by improving our quality and improving our account management efforts.
     We base our pricing on various factors, principally market forces, the extent to which we can utilize our offshore production facilities, the extent to which customers utilize the ASR technology available in our solutions, the scope of services provided, and turnaround times requested by a particular customer. We work with our customers to evaluate how different solutions affect pricing and to determine what for them is an optimal mix of service level and price. Higher utilization of offshore production and ASR leads to lower costs for us, which permits us to offer better pricing to our customers while at the same time contributing to margin growth. We have successfully migrated a significant portion of our volume offshore and we will continue these efforts.
     As technological advances and increased use of offshore resources have driven down industry costs, the average price per character has also declined as healthcare providers have sought to participate in the economic gains. We intend to monitor and adjust our pricing accordingly to remain competitive as these industry trends continue.
     During the nine months ended September 30, 2010, our net revenues have increased versus the prior year period due primarily to the incremental Spheris acquisition volumes. The historical Spheris volumes had been declining prior to our acquisition of this business, and although we believe we have stabilized these volumes, the carryover impact of historical losses may impact us in future periods. These increases have been partially offset by the impact of pricing trends noted above, as well as lower non-core maintenance service revenues. The third quarter of 2010 was the first full quarter that included the impact from the acquired Spheris business in our consolidated statements of operations.
     Operating Improvements
     We have executed significant operational improvements since CBay Inc.’s acquisition of a 69.5% ownership interest in us from Philips in August 2008. Cost of revenue on a per unit basis has declined due to the increased utilization of ASR technology and the increased percentage of volume produced offshore. Our use of speech recognition technology has increased from 42% to 72% over the eight quarters ended September 30, 2010. Additionally we have increased our offshore production as a percentage of our volume from

9% to 34% for the same period. As we continue to increase the use of ASR technology and move volume offshore, we expect to continue to reduce costs.
     Some of our contracts specify lower prices for work performed offshore or using speech recognition technology. Therefore, our operating income will not increase by the full amount of the savings we realize. Additionally, management has been reducing support staff headcount in order to further reduce operating costs.
     These improvements have resulted in operating income margin percentages improvements for both the three and nine months ended September 30, 2010 compared to the same periods in 2009.
     Selling, General and Administrative Expense Savings
     We have made significant reductions in selling, general and administrative expenses since 2008. These savings were achieved primarily through headcount reductions and aggressive efforts to reduce other administrative expenses.
     In connection with the Spheris acquisition we have identified specific savings in the sales and marketing and general and administrative areas. We anticipate that these savings will be implemented throughout the remainder of 2010 and 2011.
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
     The preparation of our consolidated financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates and judgments. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable at such time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other independent sources. Actual results may ultimately differ from these estimates. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements as addressed in Note 1 to the consolidated financial statements included with our 2009 Form 10-K, areas that are particularly significant and critical include:
     Valuation of Long-Lived and Other Intangible Assets and Goodwill: In connection with acquisitions, we allocate portions of the purchase price to tangible and intangible assets, consisting primarily of acquired technologies, and customer relationships, with the remainder allocated to goodwill. In preparing such purchase price allocations we consider the report of an independent valuation firm. We assess the realizability of goodwill and intangible assets with indefinite useful lives at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We have determined that the reporting unit level is our sole operating segment.
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
     Additionally, we enter into medical transcription service contracts that may contain provisions for performance penalties in the event we do not meet certain required service levels, primarily related to turnaround time on transcribed reports. We reduce revenues for any such performance penalties and service level credits incurred and have included an estimate of such penalties and credits in our allowance for uncollectible accounts and in Accrued expenses.
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
Acquisition of Spheris Inc. Assets and Related Debt Incurred
     As mentioned under Recent Developments above, on April 22, 2010, we and our majority shareholder, CBay Inc., completed the acquisition of substantially all of the assets of Spheris. Spheris provided medical transcription services in the United States. This acquisition provided substantial incremental volume growth and also provided opportunities for operating efficiencies and operating margin expansion. See Note 7, Accrued Expenses for further discussion of our 2010 restructuring plan approved by management to realize some of these savings. Costs incurred for the Spheris acquisition and direct integration costs are included in the line item Acquisition and integration related charges in the accompanying consolidated statements of operations. The third quarter of 2010 was the first full quarter of inclusion of the impact from the acquired Spheris business in our consolidated results of operations.

     The following unaudited pro forma summary presents the consolidated information of the Company as if the business combination had occurred at the beginning of each period.

Pro Forma Three Months
Ended September 30, 2009
(in thousands, except per share amount)
Net revenues	$115,381
Net income	$9,147
Net income per share (Basic)	$0.24
Net income per share (Diluted)	$0.24

	Pro Forma Nine Months
	Ended September 30,
	2010	2009
	(in thousands, except per share amount)
Revenue	$317,813	$353,638
Net income	$20,909	$16,428
EPS Basic	$0.56	$0.44
EPS Diluted	$0.56	$0.44
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
     In the fourth quarter of 2009 and the first nine months of 2010, we incurred $1.2 million and $6.5 million, respectively, of acquisition and integration related charges. These expenses are recorded in the line item Acquisition and integration related charges on our consolidated statements of operations.
Debt Incurred

September 30, 2010
(in thousands)
Term loan due from 2010 to 2012, with interest at Prime plus 3.25%	$45,000
Revolving loan with interest at Prime plus 3% with a scheduled termination date of April 22, 2014	35,000
Subordinated Promissory Note due in 2015 with varying interest rates and provisions for early repayment	13,898

93,898
Less: Current maturities	(25,000)

Total long term debt	$68,898

     There was no debt outstanding at December 31, 2009.
     The entire amount of debt was refinanced in October 2010. See Note 4, Subsequent Events, to our consolidated financial statements included in Item 1 of this report.
     Basis of Presentation
     Sources of Net Revenues
     We derive revenues primarily from providing medical transcription services to health systems, hospitals and large group medical practices. Our customers are generally charged a rate times the volume of work that we transcribe or edit. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, digital dictation, speech recognition and electronic signature services. In addition, we provide maintenance services for our legacy dictation systems and products.
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
     Acquisition and integration related charges
     Acquisition and integration related charges include advisory, legal, counseling and travel costs related to the Spheris acquisition.
     Restructuring charges
     Restructuring charges are primarily employee severance and vacated facility costs.
     Consolidated Results of Operations
     The following tables set forth our consolidated results of operations for the periods indicated below:
Comparison of Three Months Ended September 30, 2010 and 2009

MedQuist Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended September 30,
	2010		2009			Change in
		% of Net		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues

Net revenues	$102,933	100.0%	$76,836	100.0%	$26,097	—

Operating costs and expenses:
Cost of revenues	68,427	66.5%	52,768	68.7%	15,659	(2.2%)
Selling, general and administrative	9,352	9.1%	7,930	10.3%	1,422	(1.2%)
Research and development	3,681	3.6%	2,439	3.2%	1,242	0.4%
Depreciation	2,822	2.7%	2,197	2.9%	625	(0.1%)
Amortization of intangible assets	3,394	3.3%	1,518	2.0%	1,876	1.3%
Cost of legal proceedings and settlements	631	0.6%	1,382	1.8%	(751)	(1.2%)
Acquisition and integration related charges	842	0.8%	—	—	842	0.8%
Restructuring charges	495	0.5%	481	0.6%	14	(0.1%)

Total operating costs and expenses	89,644	87.1%	68,715	89.4%	20,929	(2.3%)

Operating income	13,289	12.9%	8,121	10.6%	5,168	2.3%

Equity in income of affiliated company	70	0.1%	2,154	2.8%	(2,084)	(2.7%)
Interest expense	(2,927)	(2.8%)	(29)	(0.0%)	(2,898)	(2.8%)

Income before income taxes	10,432	10.1%	10,246	13.3%	186	(3.2%)

Income tax provision	1,461	1.4%	542	0.7%	919	0.7%

Net income	$8,971	8.7%	$9,704	12.6%	$(733)	(3.9%)

Net revenues
     Net revenues increased $26.1 million, or 34.0%, to $102.9 million for the three months ended September 30, 2010 compared with $76.8 million for the three months ended September 30, 2009. The acquisition of Spheris contributed $32.8 million in net revenues for the three months ended September 30, 2010 versus the same period in the prior year. This increase was offset by a decrease in legacy maintenance services revenues which were $4.1 million and $5.1 million for the three months ended September 30, 2010 and 2009, respectively. Current year net revenues were also unfavorably impacted by effects of lower average pricing realized for our transcription services.
Cost of revenues
     Cost of revenues were $68.4 million for the three months ended September 30, 2010 compared with $52.8 million for the three months ended September 30, 2009. As a percentage of net revenues, cost of revenues decreased to 66.5% for the three months ended September 30, 2010 from 68.7% for the same period in 2009 primarily due to increased utilization of speech recognition technologies, increased utilization of offshore resources, and other operating cost reduction initiatives. The increase in total dollars versus the prior year period was primarily due to direct incremental costs associated with the incremental Spheris volumes.
Selling, general and administrative
     SG&A expenses were 9.1% of net revenues for the three month period ended September 30, 2010 compared to 10.3% for the same period in the prior year. The improvement versus prior year is due to the impact of synergies realized from the Spheris acquisition and other cost savings initiatives.
Research & development

     R&D expenses as a percentage of net revenues were 3.6% for the three months ended September 30, 2010 and 3.2% for the three months ended September 30, 2009. This increase was due to the impact of the costs associated with the historical Spheris R&D activities, offset by the impact of synergies realized from the Spheris acquisition.
Depreciation
     Depreciation expense as a percentage of net revenues was 2.7% for the three months ended September 30, 2010 compared with 2.9% for the same period in 2009. This decrease is primarily due to lower capital spending in 2009.
Amortization
     Amortization expense as a percentage of net revenues was 3.3% for the three months ended September 30, 2010 compared with 2.0% for the same period in 2009. This increase was primarily due to amortization of acquired intangible assets associated with the acquisition of Spheris.
Cost of legal proceedings and settlements
     Costs of legal proceedings and settlements as a percentage of net revenues were 0.6% for the three month period ended September 30, 2010 compared to 1.8% for the same period in the prior year as the costs associated with defense of historical MedQuist litigation issues has continued to decline.
Acquisition and integration related charges
     We incurred Acquisition and integration related charges of $0.8 million for the Spheris acquisition for the three months ended September 30, 2010.
Restructuring charges
     During the three months ended September 30, 2010, we recorded net restructuring charges of $0.5 million related to employee severance. We expect that restructuring activities may continue in 2010 and 2011 as management identifies opportunities for synergies resulting from the acquisition of Spheris including the elimination of redundant functions. In the three months ended September 30, 2009 we incurred $0.5 million in restructuring charges, primarily due to severance.
Interest expense
     Interest expense during the three months ended September 30, 2010 was $2.9 million which is related to the debt incurred in connection with the Spheris acquisition and the amortization of debt issuance costs.
Income tax provision
     Income tax provision as a percentage of income before taxes was 14.0% for the three months ended September 30, 2010 as compared to 5.3% for the same period prior year. This increase in the effective tax rate was caused by the additional tax deductions for goodwill related to Spheris that are not expected to reverse on our books.
Comparison of Nine Months Ended September 30, 2010 and 2009

MedQuist Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited

	Nine Months Ended September 30,
	2010		2009
						Change in
		% of Net		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net revenues	$274,442	100.0%	$233,251	100.0%	$41,191	—

Operating costs and expenses:
Cost of revenues	185,350	67.5%	157,993	67.7%	27,357	(0.2%)
Selling, general and administrative	28,169	10.3%	25,819	11.1%	2,350	(0.8%)
Research and development	9,274	3.4%	7,235	3.1%	2,039	0.3%
Depreciation	7,518	2.7%	7,418	3.2%	100	(0.4%)
Amortization of intangible assets	8,229	3.0%	4,533	1.9%	3,696	1.1%
Cost of legal proceedings and settlements	2,783	1.0%	13,440	5.8%	(10,657)	(4.7%)
Acquisition and integration related charges	6,501	2.4%	—	—	6,501	2.4%
Restructuring charges	1,425	0.5%	481	0.2%	944	0.3%

Total operating costs and expenses	249,249	90.8%	216,919	93.0%	32,330	(2.2%)

Operating income	25,193	9.2%	16,332	7.0%	8,861	2.2%
Equity in income of affiliated company	616	0.2%	2,582	1.1%	(1,966)	(0.9%)
Interest income (expense)	(6,706)	(2.4%)	36	0.0%	(6,742)	(2.5%)

Income before income taxes	19,103	7.0%	18,950	8.1%	153	(1.2%)
Income tax provision	1,908	0.7%	1,556	0.7%	352	0.0%

Net income	$17,195	6.3%	$17,394	7.5%	$(199)	(1.2%)

Net revenues
     Net revenues increased $41.2 million, or 17.7%, to $274.4 million for the nine months ended September 30, 2010 compared with $233.3 million for the nine months ended September 30, 2009. The acquisition of Spheris contributed $58.2 million in net revenues for the nine months ended September 30, 2010 versus the same period in the prior year. This increase was offset by a decrease in legacy maintenance services revenues which were $12.9 million and $16.0 million for the nine months ended September 30, 2010 and 2009, respectively. Current year net revenues were also unfavorably impacted by effects of lower average pricing realized for our transcription services.
Cost of revenues
     Cost of revenues were $185.4 million for the nine months ended September 30, 2010 compared with $158.0 million for the nine months ended September 30, 2009. As a percentage of net revenues, cost of revenues decreased to 67.5% for the three months ended September 30, 2010 from 67.7% for the same period in 2009 primarily due to increased utilization of speech recognition technologies, increased utilization of offshore resources, and other operating cost reduction initiatives. The increase in total dollars versus the prior year period was primarily due to direct incremental costs associated with the incremental Spheris volumes as well as a nonrecurring $1.2 million credit during 2009 related to medical claims costs.
Selling, general and administrative

     SG&A expenses were 10.3% of net revenues for the nine month period ended September 30, 2010 compared to 11.1% for the same period in the prior year. The improvement versus prior year is due to the impact of synergies realized from the Spheris acquisition and other cost savings initiatives.
Research & development
     R&D expenses as a percentage of net revenues were 3.4% for the nine months ended September 30, 2010 and 3.1% for the nine months ended September 30, 2009. This increase was due to the impact of the costs associated with the historical Spheris R&D activities, offset by the impact of synergies realized from the Spheris acquisition.
Depreciation
     Depreciation expense as a percentage of net revenues was 2.7% for the nine months ended September 30, 2010 compared with 3.2% for the same period in 2009. This decrease is primarily due to lower capital spending in 2009.
Amortization
     Amortization expense as a percentage of net revenues was 3.0% for the nine months ended September 30, 2010 compared with 1.9% for the same period in 2009. This increase was primarily due to amortization of acquired intangible assets associated with the acquisition of Spheris.
Cost of legal proceedings and settlements
     Costs of legal proceedings and settlements as a percentage of net revenues were 1.0% for the nine month period ended September 30, 2010 compared to 5.8% for the same period in the prior year. This decrease is due to costs incurred in the 2009 period related to the Anthurium settlement of $5.8 million, related legal fees of $3.8 million and other legal fees of $2.0 million offset by current year charges of $0.9 million related to the Kaiser litigation which was settled in the current year.
Acquisition and integration related charges
     We incurred Acquisition and integration related charges of $6.5 million for the Spheris acquisition for the nine months ended September 30, 2010.
Restructuring charges
     During the nine months ended September 30, 2010, we recorded net restructuring charges of $1.4 million related to employee severance. We expect that restructuring activities may continue in 2010 and 2011 as management identifies opportunities for synergies resulting from the acquisition of Spheris including the elimination of redundant functions. In the nine months ended September 30, 2009 we incurred $0.5 million in restructuring charges, primarily due to severance.
Interest expense
     Interest expense during the nine months ended September 30, 2010 was $6.7 million which is related to the debt incurred in connection with the Spheris acquisition and the amortization of debt issuance costs, as well as expenses related to write-off of capitalized fees and early termination charges under our previous credit facility.
Income tax provision
     Income tax provision as a percentage of income before taxes was 10.0% for the three months ended September 30, 2010 as compared to 8.2% for the same period in the prior year. This increase in the effective tax rate was caused by the additional tax deductions for goodwill related to Spheris that are not expected to reverse on our books.
Liquidity and Capital Resources

     Our principal sources of liquidity include cash generated from operations, available cash on hand, and availability under our revolving credit facility. Cash provided by operating activities was $30.1 million for the nine months ended September 30, 2010 versus $33.0 million provided by operations for the same period prior year. Some of the significant items impacting operating cash flows during the current year period included:
•	Improvements in operating income, including the addition provided by the Spheris acquisition

•	Cash paid for acquisition and integration related charges of $6.1 million

•	Restructuring payments of $1.7 million

•	Accrued expenses reflected a use of $6.9 million made up primarily of a payment of $4.6 million for a related party liability assumed in connection with the acquisition of Spheris, and a $2.0 million payment to settle the Kaiser litigation
Additionally, during the nine month period ended September 30, 2010, we received $100.0 million in cash inflow from the GE credit facility which was utilized to fund the acquisition of Spheris and to fund debt issuance costs. We have made $20.0 million in principal payments on the GE debt facility through September 30, 2010. The entire amount of debt was refinanced in October 2010, see “Recapitalization Transactions” below.
     In September 2010, an Agreement and Plan of Merger was executed by A-Life to merge A-Life with Ingenix. The sale was completed on October 27, 2010. Under this transaction, our shares in A-Life were sold to Ingenix for cash consideration of $23.8 million, of which $4.7 million will be held in escrow until March 2012. Additionally, during the fourth quarter 2010, we completed recapitalization transactions as described below changing our debt and equity structures. We expect to receive $19.1 million of cash in November 2010 in connection with the A-Life sale, and upon receipt we expect to have over $40 million in cash on-hand and approximately $285 million in debt.
Recapitalization Transactions
     On October 1, 2010, we entered into definitive agreements relating to a $310 million financing consisting of a $225 million senior secured credit facility and the issuance of $85 million of 13% senior subordinated notes. The $225 million senior secured credit facility is led by General Electric Capital Corporation, as administrative agent, and SunTrust Bank, as syndication agent. The facility consists of a $200 million term loan and a $25 million revolving credit facility bearing an interest rate of LIBOR + 550 basis points and a LIBOR floor of 1.75%. In addition, the revolving credit facility bears a fee of 50 basis points on undrawn amounts. On October 14, 2010, we incurred $85.0 million of indebtedness through the issuance of the 13% senior subordinated notes due 2016 pursuant to a note purchase agreement. At our option, a portion of the interest is payable in the form of additional senior subordinated notes, in which event the interest rate would be 12% in cash and 2% in the form of additional notes. In addition, on October 14, 2010, we incurred $200.0 million of indebtedness under the term loan. Our 69.5% shareholder, CBay Inc., and CBay Holdings guaranteed our obligations under the senior secured credit facility and the senior subordinated notes.
     Proceeds from the financing were used to refinance the debt incurred in connection with the April 2010 acquisition of the assets of Spheris and to pay a special cash dividend of $176.5 million ($4.70 per share) to shareholders of record as of October 11, 2010.
     We believe our existing cash, cash equivalents, and cash to be generated from operations and available borrowings under our revolving credit facility will be sufficient to finance our operations for the next twelve months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our net revenues, or due to increased cash expenditures in excess of the net revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or selling additional equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all.

     Off-Balance Sheet Arrangements
     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15, Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.
     Based on management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Kaiser Litigation
     On September 6, 2008, plaintiffs Kaiser Foundation Health Plan, Inc. and affiliates (collectively, Kaiser) filed suit against us in the Superior Court of the State of California related to our billing practices.
     In July 2010, the parties reached a settlement of the litigation whereby we made a payment of $2.0 million to resolve all of Kaiser’s claims. Neither we, nor Kaiser, admitted to any liability or wrongdoing in connection with the Settlement.
Kahn Putative Class Action
     This action was initiated on January 22, 2008, when one of our shareholders filed a shareholder putative class action lawsuit against us, Koninklijke Philips Electronics N.V. (Philips), our former majority shareholder, and four of our former non-independent directors. The Action was venued in the Superior Court of New Jersey, Chancery Division, Burlington County. Thereafter, on June 12, 2008, plaintiff filed an amended class action complaint against us, eight of our then current and former directors, and Philips. In the amended complaint, plaintiff alleged that our then current and former directors breached their fiduciary duties of good faith, fair dealing, loyalty, and due care by not providing our public shareholders with the opportunity to decide whether they wanted to participate in a share purchase offer with non-party CBaySystems Holdings Limited. The share purchase offer would have allowed the public shareholders to sell their shares of our common stock for an amount above market price. Plaintiff further alleged that CBaySystems Holdings made the share purchase offer to Philips and that Philips breached its fiduciary duties by accepting CBaySystems Holdings’ offer. Based on these allegations, plaintiff sought declaratory, injunctive, and monetary relief from all defendants. Plaintiff claimed that we were only named as a party to the litigation for purposes of injunctive relief.
     On November 21, 2008, the Court dismissed plaintiff’s amended class action complaint with prejudice. Thereafter, on July 1, 2010, the New Jersey Appellate Division entered an Order and Opinion that affirmed the dismissal of the claims against MedQuist and two of the MedQuist director defendants. The Appellate Division reversed the dismissal of the claims against the remaining defendants — Philips and certain of our former directors — and remanded those claims back to the Chancery Division. We are no longer a defendant in this matter but we are monitoring the matter since it involves claims against our former directors.
Reseller Arbitration Demand
     On October 1, 2007, we received from counsel to nine current and former resellers of our products (Claimants), a copy of an arbitration demand filed by the Claimants, initiating an arbitration proceeding.
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
SEC Investigation of Former Officer
     With respect to our historical billing practices, the SEC is pursuing civil litigation against our former chief financial officer, whose employment with us ended in July 2004. Pursuant to our bylaws, we have been providing indemnification for the legal fees for our former chief financial officer.
Item 1A. Risk Factors
     Excluding the updates discussed below, there have been no other material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in the 2009 Form 10-K (as updated below as well as by the Q1 Form 10-Q and the Q2 Form 10-Q). You should carefully consider the risks described in our 2009 Form 10-K as well as in the Q1 Form 10-Q and the Q2 Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our 2009 Form 10-K (as updated below as well as by the Q1 Form 10-Q and the Q2 Form 10-Q) are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

     The risk factors in our 2009 Form 10-K entitled — “If the electronic health records (EHR) companies produce solutions acceptable to large hospital systems for the creation of electronic clinical documentation that are not based on the conversion of voice to text, the overall demand for medical transcription services could be reduced.” and “Our business, particularly our DEP and speech recognition software, depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, and Internet applications and related tools and functions.” and “Proposed legislation and possible negative publicity may impede our ability to utilize global service capacities.” — are hereby amended and restated as follows:
Our business is dependent upon the continued demand for transcription services. If EHR companies produce alternatives to medical transcription that reduce the need for transcription, the demand for our solutions could be reduced.
EHR companies’ solutions for the collection of clinical data typically require physicians to directly enter and organize patient information through “point-and-click” templates which attempt to reduce or eliminate the need for transcription. A second alternative to conventional transcription involves a physician dictating a record of patient encounters and receiving a speech-recognized draft of their dictation, which the physician can self-edit. There is significant uncertainty and risk as to the demand for, and market acceptance of, these solutions for the creation of electronic clinical documentation. In the event that these and other solutions are successful and gain wide acceptance, the demand for our solutions could be reduced and our business, financial condition and results of operations could be adversely affected.
Our business, particularly our DocQment(tm) Enterprise Platform (DEP) and our speech recognition software, depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, and Internet applications and related tools and functions.
A substantial portion of our business involves the transfer of large amounts of data to and from our DEP via the Internet. Also, we rely on a global enterprise software system to operate and manage our business. Our DEP, and its underlying technologies, are designed to operate and to be accessible to our customers 24 hours a day, seven days a week. Network and information systems, the Internet, and other technologies are critical to our business activities. Substantially all of our transcription services are dependent upon the use of network and information systems, including the use of our DEP and our speech recognition software, which is licensed from a third party. We have periodically experienced short term outages with our DEP that have not significantly disrupted our business. However, a long term outage could adversely affect our ability to provide service to our customers.
We also perform data center and/or hosting services for certain customers, including the storage of critical patient and administrative data. Failure of public power and backup generators, impairment of telecommunications lines, a “concerted denial of service cyber attack,” damage (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the customer data contained therein and/or the personnel trained to operate such facilities could cause a disruption in operations and negatively impact customers who depend on us for data center and system support services. Any interruption in operations at our data centers and/or customer support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new customers, result in revenue loss, create potential liabilities for our customers and us and increase insurance and other operating costs.
Proposed legislation and possible negative publicity may impede our ability to utilize global service capabilities.
Certain stated laws that have recently been enacted and bills introduced in recent sessions of the U.S. Congress have sought to restrict the transmission of personally identifiable information regarding a U.S. resident to any foreign affiliate, subcontractor, or unaffiliated third party without adequate privacy protections or without providing notice of the transmission and an opportunity to opt out. Some of the proposals would require patient consent. If enacted, these proposed laws would impose liability on healthcare business arising from the improper sharing or other misuse of personally identifiable information. Some proposals would create a private civil cause of action that would allow and injured party to recover damages sustained as a result of a violation of the new law. A number of states have also considered, or are in the process of considering, prohibitions or limitation s on the disclosure of medical or other information to individuals or entities located outside the U.S. Further, as a result of this negative publicity and concerns regarding the possible misuse of personally identifiable information, some of our customers have contractually limited our ability to use MTs located outside of the U.S. The effect of these proposals would be to limit our ability to utilize our lower-cost offshore production facilities for affected customers, which could adversely affect our operating margins.
     The risk factor added to the risk factors in our 2009 Form 10-K by the Q2 Form 10-Q are entitled — “Our ability to operate the business given our restrictions under the GE Credit Agreement.” — is hereby amended and restated as follows:
Our ability to operate the business given our restrictions under our new indebtedness agreements.
Our significant indebtedness could adversely affect our ability to raise additional capital to fund our business, harm our ability to react to changes in the economy or our business and prevent us from fulfilling our obligations under our indebtedness, including under our Senior Secured Credit Facility and the Senior Subordinated Notes. The Senior Secured Credit Facility contains usual and customary financial covenants, including covenants relating to reporting and notification, payment of indebtedness, taxes and other obligations, and compliance with applicable laws. There are also financial covenants, which include a Minimum Consolidated Fixed Charge Coverage Ratio, a Maximum Consolidated Senior Leverage Ratio and a Maximum Consolidated Total Leverage Ratio, as defined in the Senior Secured Credit Facility as well as certain restrictions on the acquisition of other companies. Amounts due under the Senior Secured Credit Facility may be accelerated upon an Event of Default (as defined in the Senior Secured Credit Facility), including failure to comply with obligations under the credit agreement, bankruptcy or insolvency, and termination of certain material agreements.
     We have also identified the following new risk factors, which should be considered in addition to the risk factors in our 2009 Form 10-K (as updated by the Q1 Form 10-Q and the Q2 Form 10-Q):
Our growth is dependent on the willingness of new customers to outsource and adopt our technology platforms.
We plan to grow, in part, by capitalizing on perceived market opportunities to provide our services to new customers. These new customers must be willing to outsource functions which may otherwise have been performed within their organizations, adopt new technologies and incur the time and expense needed to integrate those technologies into their existing systems. For example, the up-front cost and time involved in changing medical transcription providers or in converting from an in-house medical transcription department to an outsourced provider may be significant. Many customers may prefer to remain with their current provider or keep their transcription in-house rather than invest the time and resources required for the implementation of a new system. Also, as the maintenance of accurate medical records is a critical element of a healthcare provider’s ability to deliver quality care to its patients and to receive proper and timely reimbursement for the services it renders, potential customers may be reluctant to outsource or change providers of such an important function.
Our success will depend on our ability to support existing technologies as well as to adopt and integrate new technology into our workflow platforms.
Our ability to remain competitive in the clinical documentation industry is based, in part, on our ability to develop, utilize and support technology in the services and solutions that we provide to our customers. As our customers advance technologically, we must be able to effectively integrate our solutions with their systems and provide advanced data collection technology. We also may need to develop technologies to provide service systems comparable to those of our competitors as they develop new technology. If we are unable to effectively develop and integrate new technologies, we may not be able to compete effectively with our competitors. In addition, if the cost of developing and integrating new technologies is high, we may not realize our expected return on investment.
Technology innovations in the markets that we serve may create alternatives to our products and result in reduced sales.
Technology innovations to which our current and potential customers might have access could reduce or eliminate their need for our products. A new or other disruptive technology that reduces or eliminates the use of one or more of our products could negatively impact the sale of these products. Our failure to develop, introduce or enhance products able to compete with new technologies in a timely manner could have an adverse effect on our business, results of operation and financial condition.
Our common stock may be materially impacted by the exchange offering by CBay Holdings regardless of whether the exchange offering is completed.

Shares of our common stock will be subject to different risks as a result of CBay Holdings’ exchange offer to our noncontrolling shareholders who did not participate in the MedQuist Exchange filed with the SEC on Form S-4, in October 2010 (the CBay Offer) regardless of whether the CBay Offer is completed.
Following the consummation of the CBay Offer, an active, liquid trading market for our common stock may no longer exist and shares of our common stock may be subject to delisting from the NASDAQ in each case, which may adversely affect their liquidity and value for an indefinite period of time. If the number of shares materially decreases or if they are delisted, then equity research coverage of our common stock may be discontinued. In addition, depending on the number of holders of our common stock following the completion of the CBay Offer, we may deregister under the Exchange Act.
In addition, if following the consummation of the CBay Offer, if CBay Holdings holds more than 90%, but less than 100%, under New Jersey law, it may be able to force the merger of us with or into CBay Holdings or one of its affiliates, which would result in common stock being converted into the right to receive merger consideration and our shareholders will no longer hold an interest in our company.
If the CBay Offer is delayed or not completed, our common stock may be subject to material risks including the risk that the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the CBay Offer has been or will be completed.
Many of our customer contracts are terminable at will by our customers, and our ability to sustain and grow profitable operations is dependent upon the ability to retain customers.
Many of our contracts can be terminated at will by our customers. If a significant number of our customers were to cancel or materially change their commitments with us, we could have significantly decreased revenue, which would harm our business, operating results, and financial condition. We must, therefore, engage in continual operational support and sales efforts to maintain revenue stability and future growth with these customers. If a significant number of our customers terminate or fail to renew their contracts with us, our business could be negatively impacted if additional business is not obtained to replace the business which was lost.
Customer retention is largely dependent on providing quality service at competitive prices. Customer retention may be impacted by events outside of our control, such as changes in customer ownership, management, financial condition and competitors’ sales efforts. If we experience a higher than expected rate of customer attrition the resulting loss of business could adversely affect the results of operations and financial condition.
Our use of open source and third-party software could impose unanticipated conditions or restrictions on our ability to commercialize our solutions.
We incorporate open source software into our workflow solutions and platforms and other software solutions. Open source software is accessible, usable, and modifiable by anyone, provided that users and modifiers abide by certain licensing requirements. Under certain conditions, the use of some open source code to create derivative code may obligate us to make the resulting derivative code available to others at no cost. The circumstances under which our use of open source code would compel us to offer derivative code at no cost are subject to varying judicial interpretations, and we cannot guarantee that a court would not require certain of our core technologies be made available as open source code. The use of such open source code may also ultimately require us to take remedial action, such as replacing certain code used in our products, paying a royalty to use some open source code, making certain proprietary source code available to others or discontinuing certain products, any of which may divert resources away from our development efforts.
We may also find that we need to incorporate certain proprietary third-party technologies, including software programs, into our products in the future. Licenses to relevant third-party technologies may not be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed, or developed and integrated into our current products. Such delays could materially adversely affect our business, operating results and financial condition.
Security and privacy breaches in our systems may damage customer relations and inhibit our growth.

The uninterrupted operation of our hosted solutions and the confidentiality and security of third-party information is critical to our business. Any failures or perceived failures in our security and privacy measures could have a material adverse effect on our financial position and results of operations. If we are unable to protect, or our customers perceive that we are unable to protect, the security and privacy of our electronic information, our growth could be materially adversely affected. A security or privacy breach may, among other things, cause our customers to lose confidence in our solutions and harm our reputation, expose us to liability, and increase our expenses from remediation costs.
While we believe that we use proven applications designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to address the changing market conditions or the security and privacy concerns of existing and potential customers.
Any change in legislation, regulation, or market practices in the United States affecting healthcare or healthcare insurance may materially adversely affect our business and results if operations.
Over the past twenty years the U.S. healthcare industry has experienced a variety of regulatory and market driven changes to how it is operated and funded. Further changes, whether by government policy shift, insurance company changes or otherwise, may happen, and any such changes may adversely affect the U.S. healthcare information and services market. As business process outsourcing and “off-shoring” have grown in recent years, concerns have also grown about the impact of these phenomena on jobs in the United States. These concerns could drive government policy in a way which is disadvantageous to us. Further, if government regulation or market practices leads to fewer individuals seeking medical treatment, we could experience a decline in our processed volumes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

No.	Description
10.1 #	Amendment No. 1 to the Sales and Services Agreement, dated July 26, 2010 between MedQuist, Inc. and CBay Systems & Services, Inc.

10.2 #	Amendment No. 1 to the Subcontracting Agreement dated July 26, 2010, between MedQuist, Inc. and CBay Systems & Services, Inc.

10.3 (1)	Settlement Agreement and Release dated August 12, 2010 by and among MedQuist Inc. and MedQuist Transcriptions, Ltd., on the one hand, and Kaiser Foundation Health Plan, Inc., Kaiser Foundation Hospitals, The Permanente Medical Group, Inc., Southern California Permanente Medical Group, Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc., and Kaiser Foundation Health Plan of Colorado, on the other hand.

10.4	First Amendment to Norcross, Georgia Office Lease Agreement dated as of March 1, 2009.

10.5	Second Amendment to Norcross, Georgia Office Lease Agreement dated as of August 1, 2009.

No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No.	Description
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Portions of this Exhibit are omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 18, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST INC.
Date: November 9, 2010	/s/ Peter Masanotti
Peter Masanotti
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	/s/ Dominick Golio
Dominick Golio
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

No.	Description
10.1 #	Amendment No. 1 to the Sales & Services Agreement, dated July 26, 2010, between MedQuist, Inc. and CBay Systems & Services, Inc.

10.2 #	Amendment No. 1 to the Subcontracting Agreement , dated July 26, 2010, between MedQuist, Inc. and CBay Systems & Services, Inc.

10.4	First Amendment to Norcross, Georgia Office Lease Agreement dated as of March 1, 2009.

10.5	Second Amendment to Norcross, Georgia Office Lease Agreement dated as of August 1, 2009.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Portions of this Exhibit are omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.