Form 10-K
period 2010-12-31
MEDQUIST INC
filed 2011-03-16
CIK 884497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission file number 0-19941
MEDQUIST INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2531298
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
9009 Carothers Parkway, Franklin, TN 37067
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(866) 295-4600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2010, was $90,519,912. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Global Market of The NASDAQ Stock Market LLC .
     The number of registrant’s shares of common stock, no par value, outstanding as of March 14, 2011 was 37,555,893.
Documents incorporated by reference
     Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

MedQuist Inc.
Annual Report on Form 10-K

PART I

Item 1.	Business
Overview
We are a leading provider of integrated clinical documentation solutions for the U.S. healthcare system. Our end-to-end solutions convert physicians’ dictation of patient interactions, or the physician narrative, into a high quality and customized electronic record. These solutions integrate technologies and services for voice capture and transmission, automated speech recognition (ASR), medical transcription and editing, workflow automation, and document management and distribution to deliver a complete managed service for our customers. Our solutions enable hospitals, clinics, and physician practices to improve the quality of clinical data as well as accelerate and automate the documentation process, and we believe our solutions improve physician productivity and satisfaction, enhance revenue cycle performance, and facilitate the adoption and use of electronic health records.
We are the largest provider by revenue of clinical documentation solutions based on the physician narrative in the United States. The majority of lines we process are edited or transcribed by our approximately 5,600 medical transcriptionists (MTs) and medical editors (MEs). For the three months ended December 31, 2010, 76% was processed using ASR technology and 34% was produced offshore. Our size allows us to handle the clinical documentation requirements of many of the largest and most complex healthcare delivery networks in the United States, provides us with economies of scale, and enables us to devote significantly more resources to enhancing our solutions through research and development than most of our competitors.
We serve a large number of hospital and physician practices and the majority of the work is recurring.
We have realized significant increases in both revenue and profitability as the result of the acquisition of Spheris Inc. (Spheris), which we acquired in April 2010 as well as benefits realized from our scalable business model. From 2008 to 2010, our net revenue increased from $326.9 million to $375.2 million.
Our industry
Growth of clinical documentation in the United States
Over the past several decades, our industry has evolved from almost exclusively in-house production to outsourced services and from labor-intensive services to technologically-enabled solutions. The market opportunity for our solutions is driven by overall healthcare utilization and cost containment efforts in the United States. Numerous factors are driving increases in the demand for healthcare services including population growth, longer life expectancy, the increasing prevalence of chronic illnesses, and expanded coverage from healthcare reform. According to a September 2010 report by the U.S. Centers for Medicare and Medicaid Services, spending on healthcare grew from $1.2 trillion in 1998 to $2.3 trillion in 2008, representing a compound annual growth rate of 7.0%. It also projects that healthcare spending will grow to reach $4.2 trillion, or 19.3% of U.S. gross domestic product, by 2018, representing a compound annual growth rate of 6.3%. At the same time, U.S. healthcare providers remain under substantial pressure to reduce costs while maintaining or improving the quality of care.
Accurate and timely clinical documentation has become a critical requirement of the growing U.S. healthcare system. Medicare, Medicaid, and insurance companies demand extensive patient care documentation. The Health Information Technology for Economic and Clinical Health Act (HITECH Act), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (ARRA), includes numerous incentives to promote the adoption and meaningful use of electronic health records, or EHRs, across the healthcare industry. Consequently, healthcare providers are increasingly using EHRs to input, store, and manage their clinical data in a digital format. Healthcare providers that use EHRs require accurate, easy-to-use, and cost-effective means to input clinical data that are not disruptive to the physician workflow.
Importance of the physician narrative

Physicians generally use one of two methods to capture clinical data in a digital format: dictation and on-screen data entry. Dictation allows a physician to use his or her voice to document patient interactions, which is then converted into a text format or EHR record. On-screen data entry enables a physician to populate templates or drop-down menus in an EHR system, typically with a handheld or other hardware device.
In many hospital settings, dictation is the most popular method for capturing clinical data because of the many advantages it provides over on-screen data entry. From an efficiency standpoint, a physician’s time is typically the most expensive labor component of a clinical documentation process, and reducing the time required for data capture lowers costs. It is generally faster to dictate than enter data on-screen, and dictation frees up the physician to do other tasks in parallel. From a documentation standpoint, dictation allows for a flexible narration of patient interactions. Templates and drop-down menus typically restrict input to a structured format. While dictation can be converted into structured format later, it provides a more flexible method for data capture.
Market opportunity
The need to convert and manage the physician narrative represents a substantial market opportunity. Historically, in-house hospital labor was used to transcribe clinical reports using analog recordings from physicians. Later, healthcare providers began to outsource production to domestic providers and use digital formats. Today, advanced automation technologies, such as ASR and workflow platforms, and low-cost offshore resources are available to drive substantial improvements in productivity and cost.
Market segmentation and trends
While outsourcing provides many benefits, the landscape for outsourced service providers is highly fragmented with varying degrees of technological automation and offshore capabilities amongst providers. Thousands of local and regional providers offer limited services without technology offerings. A small set of national providers offer a combination of technology and services, but have varying degrees of technological sophistication and production capacity. Some vendors also focus more on pure technology, offering ASR software, with partnerships for third-party services, though most of these vendors lack production scale.
Over the last five years, technological automation and a rise in offshore capabilities have substantially decreased the cost of production and have further differentiated outsourcing providers. ASR has been a key technological driver of productivity gains. ASR converts the physician narrative into a text form which is available for editing. The effective use of this technology lowers the cost of production relative to conventional transcription services. Another key driver for cost reductions has been the increased use of offshore infrastructure and resources. Historically, most U.S. healthcare providers that outsourced their production did so to domestic service providers. With the advent of internet-based technologies and improvements in the quality and training of offshore personnel, the clinical documentation industry has seen a shift towards offshore resources to reduce costs. India is by far the most popular destination for outsourcing given relatively low wages and a highly educated English-speaking workforce.
As the industry’s cost of production has declined through increases in technological automation and offshore capabilities, the average market price for medical transcription services has also declined. This has allowed healthcare providers to participate in these economic gains. However, we believe that participants in our industry must expand their technology platforms and offshore capabilities to remain competitive.
Our competitive strengths
Our competitive strengths include:
■	Leader in a large, fragmented market — We are the largest provider by revenue of clinical documentation solutions based on the physician narrative in the United States. Our size enables us to meet the needs of large, sophisticated healthcare customers, provides economies of scale, and enables us to devote significantly more resources to research and development and quality assurance than many other providers.

■	Integrated solutions delivered as a complete managed service — We offer fully-integrated end-to-end managed services that capture and convert the physician narrative into a high quality customized electronic record. We integrate technologies and services for voice capture and transmission, ASR, medical transcription and editing, workflow automation, and document management and distribution. The end result is value-added clinical documentation with high accuracy and quick turn-around times.

■	Large and diversified customer base with long-term relationships — We serve a large number of hospital and physician practices and the majority of the work is recurring.

■	Highly-efficient operating model — Over the past two years, we have driven down our cost structure through leveraging our scalable infrastructure, standardizing processes, and increased utilization of ASR. Our use of ASR, which has grown from 39% of our volume in the fourth quarter of 2008 to 76% in the fourth quarter of 2010, has increased our productivity. Additionally, our expanding footprint in India through our relationship with MedQuist Holdings Inc.’s wholly owned subsidiary, CBay Systems and Services, Inc., our principal offshore labor provider has enabled us to increase our offshore production from 28% of our volume to 34% over this same period. The financial impact of these measures has been an improvement in gross margins during this timeframe from 34% to 36%.

■	Proven management team — We have assembled an outstanding senior leadership team with significant industry experience and domain expertise in both domestic and offshore operations. Our management team has delivered substantial results and brings an entrepreneurial spirit with proven experience in managing growth, driving operational improvements, and successfully integrating acquisitions.
Our strategy
Key elements of our strategy include:
■	Expand our customer base and increase existing customer penetration — We intend to grow our customer base by targeting three market segments: large healthcare providers still using in-house services, large healthcare providers currently using competing outsourced alternatives, and small to medium sized hospitals and physician practices. Given our market leadership, strong solution offerings, and low cost structure, we believe we are well positioned to both replace in-house solutions as well as displace competing outsourced alternatives for large healthcare providers. In order to increase penetration within our existing customer base, we intend to continue targeting additional healthcare clinical areas and facilities of our current customers. Additionally, as healthcare providers centralize their purchasing decisions, we believe that our ability to deliver outstanding services for large, complex requirements provides us with increasing access to new sales opportunities within our existing customer base and through existing customer relationships.

■	Continue to develop and enhance our integrated solutions — We seek to differentiate our integrated solutions through sophisticated technology and process improvement. We have approximately 90 employees dedicated to research and development. Over the last year, we launched numerous enhancements, including a front end speech platform for general medicine, additional EHR system integration, and advanced performance monitoring.

■	Enhance profitability through technical and operational expertise — We have made significant improvements in productivity through business process and infrastructure improvements. Notwithstanding reductions in customer pricing, our gross margins have expanded from 32% in the fourth quarter of 2008 to 36% in the fourth quarter of 2010. Our management team has proven its ability to implement continuous process improvements and we intend to further increase offshore production and our use of technological automation, including ASR, to lower costs and enhance our profitability.

■	Facilitate the adoption and promote meaningful use of EHR systems — Our integrated solutions provide a comprehensive, accurate and effective method to incorporate physician narrative into an EHR system. We interface with substantially all of the leading EHR vendors to integrate our clinical documentation solutions and to help our customers realize the full potential of their EHR systems through the use of the physician narrative. In our experience, when EHR is adopted, customers tend to consolidate their purchase decisions, which benefit us as a leading provider of clinical documentation solutions.

■	Pursue strategic acquisitions — We believe that there are significant opportunities available to create value through strategic acquisitions. We intend to seek appropriate opportunities to grow our customer base, enhance or expand our solutions, incorporate synergy opportunities, and expand our value proposition to our customers.
Our solutions
Clinical documentation solutions for healthcare providers
We provide enterprise-class solutions for healthcare providers ranging from fully-integrated end-to-end managed services to stand-alone offerings. These solutions represent the large majority of our revenues. Our solutions enable our customers to easily access advanced technologies with confidence that their clinical documentation requirements will be completed accurately and quickly. Our industry-leading solutions integrate voice capture and transmission, ASR, transcription/editing services, workflow management, and document management and distribution capabilities. In addition, we have coding technology and services to complement our clinical documentation offerings which enhance and improve the revenue cycle.
With proprietary and licensed technologies, we enable our customers to efficiently manage their narrative-based documentation through customizable workflows. A typical workflow includes the following steps:
■	Capture — As the first step in a workflow process, users can dictate into one of several input devices, including a variety of handheld dictation devices, Smartphone applications, proprietary handsets, standard telephones, or PC-based dictation stations. Users can also use PC-based speech recognition applications for those who prefer to edit their own files in real-time. By supporting a wide array of capture methods, we provide true choice to our customers to decide which workflow best suits their needs. Users can change as needed from real-time to batch-based workflows to maximize their productivity.

■	Manage — Captured voice files are merged with patient information from our customers’ information systems and EHRs where they are loaded into our enterprise platform for processing. The platform balances production resources across both in-house and outsourced personnel, and its web-based management capabilities allow administrators to easily manage workflows from anywhere at any time. We generate draft reports using speech recognition technology which are reviewed by our Medical Editors (MEs). We can also use conventional transcription services from our Medical Transcriptionists (MTs). To maintain high quality and efficiency, our platform automatically matches voice files from various specialties and acuity levels to the MTs or MEs with the appropriate skill sets. It also includes random quality checks to give timely feedback to our personnel. Turn-around time is an important metric for our customers, and so the system optimizes processing to ensure we fulfill our contracted service level agreements, which typically range from one hour to 48 hours. In addition, the platform provides real-time access for our customers to not only see into their work moving through the system, but provides dashboard metrics and reporting to help manage their enterprises.

■	Analyze — Completed reports are routed back to physicians or other healthcare professionals for review, final editing (as required), and authentication. These reports are then available to drive additional value added services, such as coding, data abstraction for analytics, measures reporting, and billing services. We provide customers with sophisticated reporting capabilities and integrated electronic signature solutions to simplify and accelerate the review of their clinical reports. We use Quantify™, our patent-pending natural language processing technology, to convert final reports into structured documentation formats. This technology allows us to scan health records for information needed by the customer to fulfill their regulatory and local reporting requirements. Healthcare entities are required to report the meaningful use of their EHRs by reporting on defined quality measures set down by the government. Using the CAA tool, customers can extract this information for these quality measures to make sure the reporting is complete and reduce the time and expense that associated with a manual abstraction process. It can take as much as 40 minutes to manually abstract a single medical record. CAA technology can dramatically reduce this time and improve the accuracy of the information reported. CAA can also be used, based on a set of rules, to deliver information to the customer for Clinical Documentation Improvement initiatives (CDI). In this case, the tool can tell the customer when a healthcare worker has not documented something needed to support measures reporting and reimbursement. Finally, this technology can also be used to structure documentation in the health record for use in populating EHRs and for data analysis. In this case, the unstructured transcribed text can be structured and parsed into the information that can be populated into the customer’s EHR systems at a discrete level. This allows the vital information located in the narrative part of the physician’s documentation to be used in the EHR to support continuity of medical care and provide again for measures reporting and reimbursement needs.

■	Distribute — After being approved by the physician, electronic records are distributed. We provide a fully featured distribution solution for printing, faxing and electronic distribution to referring physicians. We have developed thousands of interfaces with major, mid-level and proprietary hospital information systems, radiology information systems, health information repositories and EHR systems. Our solution supports HL7 and XML-based formats which further allows us to meet the needs of each individual customer. Throughout the entire workflow, our managed service platform maintains security measures and audit trails in full compliance with the Health Insurance Portability and Accountability Act of 1996 (HIPAA) privacy and security standards and regulations and the protection of the confidentiality of patient information.
In delivering these customized workflows, we offer a variety of software products. These can work either as stand-alone solutions or as integrated solutions with our other managed services. These solutions include:
■	DocQment Enterprise Platform (DEP) — Our core platform provides a powerful and flexible transcription solution that integrates the process of dictation, transcription, speech recognition, editing, and document delivery into a unified clinical information management workflow. We offer the platform typically as a managed service. For those customers that prefer to use their own services, we also offer it on a license basis. Our platform provides a high performance and highly customizable clinical documentation workflow. It integrates with every major hospital system vendor, such as Epic, Cerner, and Meditech, and we developed thousands of interfaces with customer systems.

■	SpeechQ — Our front-end speech recognition family of solutions enables physicians to dictate, edit, and sign their reports in real-time. With workflows customized for numerous medical practices, such as radiology and general medicine, SpeechQ offers end-to-end workflows that combine voice commands and dictation. SpeechQ integrates with our enterprise platform in scenarios where a physician prefers to send text to our editors for review. It interfaces with EHRs and other healthcare systems to allow patient demographic information to be automatically populated, updated, and distributed in real-time. Our newest SpeechQ offering, SpeechQDirect can voice-enable customer EHRs to drive greater adoption, which will assist them in realizing incentive funds from the government for that adoption. Healthcare providers can now use their voice in addition to keyboard and mouse to seamlessly interact with their desktop clinical applications, including the dictation of medical narrative and speech-based navigation within 3rd party applications. Using this solution, providers can improve documentation efficiency and avoid the trap of template-based point-and-click systems, augmenting discretely captured data with a narrative of the patient’s story.
■	CodeRunnerCAC — Our web-based workflow and workforce management system manages the entire coding process for our customers. Health records are fed into the system where natural language processing technology scans the information and delivers suggested codes to the hospital coding staff. This allows them to become more accurate, reduce turnaround time and increase productivity. All of these factors contribute to increased revenue and improved cash flow by shortening the revenue cycle and making fewer errors that can result in denials by payors.
■	DocQVoice — Our web-based enterprise digital voice capture and transport solution is deployed at the customer’s location and integrates with both our enterprise platform and legacy dictation systems.
Selling and marketing
We employ approximately 100 personnel in our sales force and account management organization. Our sales force is focused on new customer sales opportunities including both the conversion of customers that are using in-house solutions as well as the displacement of competitive offerings. This sales organization employs consultative sales techniques to deliver customized programs and solutions that respond to the customer’s unique requirements. Our account management organization is responsible for continuity of our current customer relationships and the expansion of those relationships to include additional services, facilities, or work types.
We complement our sales efforts with numerous marketing initiatives, including:
■	attending and sponsoring industry trade shows of national organizations, such as the American Health Information Management Association, Healthcare Information and Management Systems Society, Association for Healthcare Documentation Integrity, Radiological Society of North America, Society for Imaging Informatics in Medicine, and Medical Transcription Industry Alliance;
■	participating in work groups and leadership committees of the industry associations; and

■	advertising in trade journals related to our industry.
Operations
We serve our customers 24 hours a day, seven days a week with our integrated clinical documentation solutions. We use ASR in most of our production, which we complement with skilled, English-speaking MTs and MEs.
Technology
Technology development
We devote substantial resources to research and development to ensure that our solutions meet both current and future customer requirements. As of December 31, 2010, we employed a development staff of approximately 90 employees. Our development staff has expertise in multiple disciplines, including service oriented architectures, web-based clients, high volume transactional databases, data warehouses, web services and integration with third-party systems. We also utilize third party resources for some specific technologies, such as ASR, capture-assisted codes, encoders, databases, portal technologies and reporting. Much of the technology in our integrated solutions is proprietary. Our development personnel follow a rigorous development methodology that ensures repeatable, high quality and timely delivery of solutions.

ASR is a key component of our narrative-based solutions, and we license software for a portion of our ASR capabilities. We dual source some components of our ASR technologies.
Technology operations
Our clinical documentation solutions are hosted by us and accessed using high-speed internet connections or private network connections. We have devoted significant resources to producing software applications and managed services to meet the functionality and performance expectations of our customers. We use commercially available hardware and a combination of proprietary and commercially-available licensed software to provide our clinical documentation solutions.
Competition
Because we integrate technologies and services, we compete with companies in a number of different sectors. These competitors include:
■	in-house service departments of healthcare providers, which we believe produce the majority of clinical documentation today based on the physician narrative;

■	national medical transcription service providers, such as Focus Informatics, Inc. (a subsidiary of Nuance Communications, Inc. (Nuance)), Transcend Services, Inc., and Webmedex, Inc.;

■	local or regional medical transcription service organizations;

■	ASR software vendors, such as Nuance and Multimodal Technologies, Inc. (Multimodal), which market ASR as a means to reduce clinical documentation labor; and

■	EHR software vendors which promote their systems as a replacement to narrative-based input by using on-screen templates and drop-down boxes for data entry.
Competition for our integrated clinical documentation solutions is based primarily on the following factors:
■	accuracy and timeliness of documentation produced;

■	capacity to handle large volumes and complex workflows;

■	ability to provide fully-integrated end-to-end solutions;

■	ease of upgrades and ability to add complementary offerings;

■	physician acceptance and productivity;

■	pricing;

■	physician acceptance and productivity;

■	analytics provided to customers;

■	domestic or offshore production capabilities;

■	time to implement for new customers; and

■	financial stability.

We believe we compete effectively on all of the above criteria. We provide fully integrated end-to-end managed services that translate the physician narrative into a customized electronic record with high accuracy and low turn-around time. We believe that our production cost structure allows us to offer competitive prices while continuing to invest in the development of new technologies and services. We have the largest production capacity in our industry, which we believe strengthens our operational capabilities and assists us in meeting customer demands for timely implementation of our solutions for new accounts.
Government regulation
The provision of clinical documentation solutions is heavily regulated by federal and state statutes and regulations. We and our healthcare customers must comply with a variety of requirements, including HIPAA and other restrictions regarding privacy, confidentiality, and security of health information.
We have structured our operations to comply with HIPAA and other regulatory and contractual requirements. We have implemented appropriate safeguards related to the access, use, or disclosure of protected health information (PHI), to address the privacy and security of PHI consistent with our regulatory and contractual requirements. We also train our personnel regarding HIPAA and other requirements. We have made and continue to make investments in systems to support customer operations that are regulated by HIPAA and other regulations. Because these standards are subject to interpretation and change, we cannot predict the future impact of HIPAA or other regulations on our business and operations.
HIPAA and HITECH Act
HIPAA establishes a set of national privacy and security standards for protecting the privacy, confidentiality and security of PHI. Under HIPAA, health plans, healthcare clearinghouses, and healthcare providers, together referred to as covered entities for purposes of HIPAA, and their business associates must meet certain standards in order to protect individually identifiable health information. The HITECH Act which was enacted into law on February 17, 2009 as part of the ARRA, enhances and strengthens the HIPAA privacy and security standards and makes certain provisions of HIPAA applicable to business associates of covered entities.
As part of the operation of our business, our customers provide us with certain PHI, and we are considered to be a business associate of most of our customers for purposes of HIPAA. The provisions of HIPAA require our customers to have agreements in place with us whereby we are required to appropriately safeguard the PHI we create or receive on their behalf. As a business associate, we also have statutory and regulatory obligations under HIPAA. We are bound by our business associate agreements to use and disclose PHI in a manner consistent with HIPAA in providing services to those covered entities.
We and our customers are also subject to HIPAA security regulations that require the implementation of certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic protected health information (EPHI). We are required by regulation and contract to protect the security of EPHI that we create, receive, maintain or transmit for our customers consistent with these regulations. These requirements include implementing administrative, physical and technical safeguards that reasonably and appropriately protect the confidentiality, integrity and availability of such EPHI. To comply with our regulatory and contractual obligations, we may have to reorganize processes and invest in new technologies. On February 17, 2010, we became directly subject to HIPAA’s criminal and civil penalties for any breaches of our privacy and security obligations.
Other restrictions regarding privacy, confidentiality, and security of health information
In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to, confidentiality and security of PHI. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. In many cases, these state laws are not preempted by the HIPAA privacy and security standards.
Intellectual property
We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements, license agreements, contractual provisions and other measures to protect our proprietary rights. We have a number of registered trademarks in the United States and abroad, including MedQuist® and SpeechQ®. We have common law rights over a number of unregistered trademarks. We also own a limited number of United States and foreign patents and patent applications that relate to our products, processes and technologies.
We dual source some components of our ASR technologies.
We license speech recognition and processing software from Nuance, pursuant to a licensing agreement entered into in November 2009. Under our agreement with Nuance, we pay a licensing fee based upon a per line charge for each transcribed line of text processed using the software licensed from Nuance. Our licensing agreement with Nuance expires in June 2015. Thereafter, upon written notice to Nuance, we have the right to renew the licensing agreement for two successive periods of five years each on the same terms (except pricing) and conditions of the licensing agreement then in effect.
Nuance granted us co-ownership rights to and interests in its SpeechQ product in exchange for a fixed sum, pursuant to a supply agreement entered into in November 2009. The supply agreement also provides that we receive, in exchange for periodic fees, the exclusive right in the United States, Canada and certain Caribbean islands to sell, service and deliver SpeechQ. Our supply agreement with Nuance expires in June 2015. Upon written notice to Nuance, we have the right to renew the agreement for two successive terms of five years each on the same terms (except pricing) and conditions of the agreement then in effect.
We also license the speech recognition and processing software used for SpeechQ from Nuance, under a separate licensing agreement entered into in November 2009. Under this agreement, we pay a licensing fee based on total number of individual users or named-user licenses per customer order. This agreement expires in June 2015. Thereafter, upon written notice to Nuance, we have the right to renew the licensing agreement for two successive periods of five years each on the same terms (except pricing) and conditions of the licensing agreement then in effect.
We also license speech recognition and processing software from Multimodal. Our principal license agreement with Multimodal was entered into in March 2010. Under that licensing agreement, we pay Multimodal a monthly fee in exchange for a fixed number of minutes of recording. Each minute of recording that exceeds the fixed number is charged at a specified rate per minute. Our agreement with Multimodal expires in April 2013. Thereafter, the agreement automatically renews and is extended for up to seven additional successive one-year periods, unless we notify Multimodal in writing of our election not to extend at least sixty days prior to the last day of the term. We are in discussions with Multimodal regarding an amendment to the license agreement that would modify the structure of the term of the agreement. As part of that modified structure, we would have the ability to use the software licensed under the agreement through April 2021. In the event of a change of control that results in a direct competitor of Multimodal having, directly or indirectly, a 50% or greater ownership interest in us, or 50% or more of the voting control of us, or in the event we, through any acquisition of a direct competitor of Multimodal, begin selling or licensing a software product other than Multimodal’s that is directly competitive with such technology, Multimodal shall have the right to terminate its agreement with us.
Employees
As of December 31, 2010, we had approximately 6,500 employees in the United States. Most of our employees are MTs and MEs involved in the production and quality assurance of clinical documentation.
We believe we have good relationships with our employees. Our employees are not subject to collective bargaining agreements or union representation.
Corporate developments
Recapitalization transactions
On October 14, 2010, we incurred $85.0 million of indebtedness through the issuance of 13% senior subordinated notes due 2016, or the Senior Subordinated Notes, under a note purchase agreement, or the Note Purchase Agreement, and incurred $200.0 million of indebtedness under a term loan, or the Term Loan, under a $225.0 million credit facility, or the Senior Secured

Credit Facility. MedQuist Holdings Inc. (MedQuist Holdings) is a guarantor of both the Senior Subordinated Notes and the Senior Secured Credit Facility. We used the proceeds to repay $80.0 million of indebtedness under its prior credit facility, or the Acquisition Credit Facility, to repay $13.6 million of indebtedness under a subordinated promissory note, or the Acquisition Subordinated Promissory Notes, each issued in connection with the Spheris Acquisition, and to pay a $176.5 million special dividend to our stockholders. MedQuist Holdings received $122.6 million of this special dividend.
Majority Owner
On August 6, 2008, MedQuist Holdings, formerly CBaySystems Holdings Limited (CBaySystems Holdings), a company that is now publicly traded on The NASDAQ Global Market with a portfolio of investments in medical transcription, which includes a company that competes in the medical transcription market, healthcare technology, and healthcare financial services, acquired a large interest in us from Koninklijke Philips Electronics N.V. (Philips).
MedQuist Holdings — U.S. initial public offering
On January 27, 2011, MedQuist Holdings changed its name from CBaySystems Holdings Limited to MedQuist Holdings Inc. and re-domiciled from a British Virgin Islands company to a Delaware corporation and authorized 300 million shares of common stock par value at $0.10 per share and 25 million shares of preferred stock at $0.10 par value per share. In connection with MedQuist Holdings’ re-domiciliation, MedQuist Holdings adjusted the number of its shares outstanding through a reverse share split pursuant to which every 4.5 shares of its common stock outstanding prior to its re-domiciliation was converted into one share of MedQuist Holdings common stock upon its re-domiciliation. MedQuist Holdings’ re-domiciliation and reverse share split resulted in no change to its common stockholders’ relative ownership interests in MedQuist Holdings.
In February 2011, MedQuist Holdings completed its U.S. initial public offering of common stock selling 3.0 million of its shares of common stock and 1.5 million shares of its common stock owned by selling shareholders at an offer price of $8.00 per share, resulting in gross proceeds to MedQuist Holdings of $24.0 million and net proceeds to MedQuist Holdings after underwriting fees of $22.3 million. MedQuist Holdings’ common stock is listed on The NASDAQ Global Market under the symbol “MEDH.”
Private Exchange
Certain of our noncontrolling stockholders entered into an exchange agreement, or the Exchange Agreement, with MedQuist Holdings, whereby MedQuist Holdings issued 4.8 million shares of MedQuist Holdings’ common stock in exchange for their 4.8 million shares of MedQuist Inc. common stock. We refer to this transaction as the Private Exchange. The Private Exchange was completed on February 11, 2011 and increased MedQuist Holdings’ ownership in us from 69.5% to 82.2%.
Registered Exchange Offer
In addition to the Private Exchange referred to above, in February 2011, MedQuist Holdings commenced its public exchange offer, or Registered Exchange Offer, to those of our noncontrolling stockholders who did not participate in the Private Exchange to exchange shares of MedQuist Holdings’ common stock for shares of MedQuist Inc. common stock. The Registered Exchange Offer expired on March 11, 2011. MedQuist Holdings accepted for, and consummated the exchange of, all MedQuist Inc. shares of common stock that were validly tendered in the Registered Exchange Offer. As a result of the Registered Exchange Offer, MedQuist Holdings increased its ownership interest in us from 82.2% to approximately 97%.
Sale of A-Life Investment
During the three months ended December 31, 2010, we sold our approximately 32% interest in A-Life Medical, Inc., or A-Life, an equity method investment. The consideration to us for the sale of our A-Life investment was $23.6 million, of which $19.5 million was paid to us in cash and $4.1 million was paid into escrow, to be released in March 2012, subject to the satisfaction of indemnification obligations under the related merger agreement.
Available Information
     All periodic and current reports, registration statements, and other filings that we are required to file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Exchange Act), are available free of charge from the SEC’s website (www.sec.gov) or public reference room at 100 F Street N.E., Washington, DC 20549 (1-800-SEC-0330) or through our website at www.medquist.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, MedQuist Inc., 9009 Carothers Parkway Franklin, TN 37067. The website addresses included in this report are for identification purposes. The information contained therein or connected thereto are not intended to be incorporated into this report.
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
Risks related to our business
We compete with many others in the market for clinical documentation solutions which may result in lower prices for our services, reduced operating margins and an inability to maintain or increase our market share.
     We compete with other outsourced clinical documentation solutions companies in a highly fragmented market that includes national, regional and local service providers, as well as service providers with global operations. These companies have services that are similar to ours, and certain of these companies have substantially larger or have significantly greater financial resources than we do. We also compete with the in-house medical transcription staffs of our customers and potential customers. There can be no assurance that we will be able to compete effectively against our competitors or timely implement new products and services. Many of our competitors attempt to differentiate themselves by offering lower priced alternatives to our outsourced medical transcription services and customers could elect to utilize less comprehensive solutions than the ones we offer due to the lower costs of those competitive products. Some competition may even be willing to accept less profitable business in order to grow revenue. Increased competition and cost pressures affecting the healthcare markets in general may result in lower prices for our services, reduced operating margins and the inability to maintain or increase our market share.
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
     Many of our contracts can be terminated at will by our customers. If a significant number of our customers were to cancel or materially change their commitments with us, we could have significantly decreased revenue, which would harm our business, operating results and financial condition. We must, therefore, engage in continual operational support and sales efforts to maintain revenue stability and future growth with these customers. If a significant number of our customers terminate or fail to renew their contracts with us, our business could be negatively impacted if additional business is not obtained to replace the business which was lost.
     Customer retention is largely dependent on providing quality service at competitive prices. Customer retention may be impacted by events outside of our control, such as changes in customer ownership, management, financial condition and competitors’ sales efforts. If we experience a higher than expected rate of customer attrition the resulting loss of business could adversely affect results of operations and financial condition.

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our growth strategy or to react to changes in the economy or our industry, and our debt obligations include restrictive covenants which may restrict our operations or otherwise adversely affect us.
     As of December 31, 2010 we had approximately $285.0 million of indebtedness outstanding, consisting of $200.0 million of Term Loan debt under our Senior Secured Credit Facility and $85.0 million of Senior Subordinated Notes. We may incur additional indebtedness in the future. For each of the years 2011 through 2014, assuming no change in our indebtedness following this offering, we will have scheduled payment obligations of approximately $20.0 million for the principal amount of our indebtedness. Our net interest expense for the year ended December 31, 2010 was $13.4 million. Our variable rate indebtedness bears interest at LIBOR plus 5.50% with a LIBOR floor of 1.75%. Because the LIBOR floor is currently in effect, a 1.25% increase in LIBOR above current LIBOR levels would not increase our effective interest rate. A 1.0% increase in the interest rate above this floor would impact our interest expense by approximately $2.0 million. This indebtedness could have important negative consequences to our business, including:
■	increasing the difficulty of our ability to make payments on our outstanding debt;

■	increasing our vulnerability to general economic and industry conditions because our debt payment obligations may limit our ability to use our cash to respond to or defend against changes in the industry or the economy;

■	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

■	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

■	limiting our ability to pursue our growth strategy; and

■	placing us at a disadvantage compared to our competitors who are less leveraged and may be better able to use their cash flow to fund competitive responses to changing industry, market or economic conditions.
     In addition, under our debt financing agreements, we must abide by certain financial and other restrictive covenants that, among other things, require us to maintain a minimum consolidated interest coverage ratio, a maximum total leverage ratio and a maximum consolidated senior leverage ratio. Upon a breach of any of the covenants in our debt financing agreements, the lenders could declare us to be in default and could further require any outstanding borrowings to be immediately due and payable, and terminate all commitments to extend further credit.
We are dependent on third party speech recognition software incorporated in certain of our technologies, and the inability to maintain, support or enhance such third party software over time could harm our business.
     We license speech recognition software from third parties, both of which are competitors that we incorporate into several of our key products and solutions. Our ability to continue to sell and support these products and solutions depends on continued support from these licensors. If we were to experience the loss of one of these licenses, the portion of our business that relies on this software would be adversely affected while we transitioned it to the software provided under our other license. If we were to experience the loss of both of these licenses at any one time, our business would be adversely affected until we identify, license and integrate, or develop and integrate equivalent software, which we may be unable to do. There can be no assurance that such third party licensors will continue to invest the appropriate levels of resources in the software to maintain and enhance the capabilities of the software and if such third party licensors do not continue to develop their products, the development of our solutions to meet the requirements of our customers and potential customers could be adversely affected.

Our use of open source and third-party software could impose unanticipated conditions or restrictions on our ability to commercialize our solutions.
     We incorporate open source software into our workflow solutions platforms and other software solutions. Open source software is accessible, usable and modifiable by anyone, provided that users and modifiers abide by certain licensing requirements. Under certain conditions, the use of some open source code to create derivative code may obligate us to make the resulting derivative code available to others at no cost. The circumstances under which our use of open source code would compel us to offer derivative code at no cost are subject to varying judicial interpretations, and we cannot guarantee that a court would not require certain of our core technology be made available as open source code. The use of such open source code may also ultimately require us to take remedial action, such as replacing certain code used in our products, paying a royalty to use some open source code, making certain proprietary source code available to others or discontinuing certain products, any of which may divert resources away from our development efforts.
     We may also find that we need to incorporate certain proprietary third-party technologies, including software programs, into our products in the future. Licenses to relevant third-party technologies may not be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed and integrated into our current products. Such delays could materially adversely affect our business, operating results and financial condition.
If we fail to comply with contractual obligations and applicable laws and regulations governing the handling of patient identifiable medical information, we could suffer material losses or be adversely affected by exposure to material penalties and liabilities.
     As part of the operation of our business, our customers provide us with certain patient identifiable medical information. Although many regulatory and governmental requirements do not directly apply to our operations, we and our hospital and other healthcare provider customers must comply with a variety of requirements related to the handling of patient information, including laws and regulations protecting the privacy, confidentiality and security of protected health information, or PHI. Most of our customers are covered entities under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and, in many of our relationships, we function as a business associate. The provisions of HIPAA require our customers to have business associate agreements with us under which we are required to appropriately safeguard the PHI we create or receive on their behalf. Further, we and our customers are required to comply with HIPAA security regulations that require us and them to implement certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic PHI, or EPHI. We are required by regulation and contract to protect the security of EPHI that we create, receive, maintain or transmit for our customers consistent with these regulations. To comply with our regulatory and contractual obligations, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding HIPAA requirements. If we, or any of our MTs, MEs or subcontractors, are unable to maintain the privacy, confidentiality and security of the PHI that is entrusted to us, we and/or our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers.
     We are bound by business associate agreements with covered entities that require us to use and disclose PHI in a manner consistent with HIPAA in providing services to those covered entities. The HITECH Act, which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009, or ARRA, enhances and strengthens the HIPAA privacy and security standards and makes certain provisions applicable to “business associates” of covered entities. As of February 17, 2010, some provisions of HIPAA apply directly to us. In addition, the HITECH Act creates new security breach notification requirements. The direct applicability of the new HIPAA Privacy and Security provisions will require us to incur additional costs and may restrict our business operations. In addition, these new provisions will result in additional regulations and guidance issued by the United States Department of Health and Human Services and will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers.
     As of February 17, 2010, we are directly subject to HIPAA’s criminal and civil penalties for breaches of our privacy and security obligations.

Security and privacy breaches in our systems may damage customer relations and inhibit our growth.
     The uninterrupted operation of our hosted solutions and the confidentiality and security of third-party information is critical to our business. Any failures or perceived failures in our security and privacy measures could have a material adverse effect on our financial position and results of operations. If we are unable to protect, or our customers perceive that we are unable to protect, the security and privacy of our electronic information, our growth could be materially adversely affected. A security or privacy breach may:
■	cause our customers to lose confidence in our solutions;

■	harm our reputation;

■	expose us to liability; and

■	increase our expenses from potential remediation costs.
     While we believe that we use proven applications designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to address changing market conditions or the security and privacy concerns of existing and potential customers.
Our business depends on the reliable and secure operation of our computer hardware, software, Internet applications and data centers.
     A substantial portion of our business involves the transfer of large amounts of data to and from our workflow platforms. These workflow platforms, and their underlying technologies, are designed to operate and to be accessible by our customers 24 hours a day, seven days a week. Network and information systems, the Internet and other technologies are critical to our business activities. We have periodically experienced short term outages with our workflow platforms that have not significantly disrupted our business. However, a long term outage could adversely affect our ability to provide service to our customers.
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
Recent and proposed legislation and possible negative publicity may impede our ability to utilize offshore production capabilities.
     Certain state laws that have recently been enacted and bills introduced in recent sessions of the U.S. Congress seek to restrict the transmission of personally identifiable information regarding a U.S. resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice of the transmission and an opportunity to opt out. Some of the proposals would require patient consent. If enacted, these proposed laws would impose liability on healthcare businesses arising from the improper sharing or other misuse of personally identifiable information. Some proposals would create a private civil cause of action that would allow an injured party to recover damages sustained as a result of a violation of the new law. A number of states have also considered, or are in the process of considering, prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the U.S. Further, as a result of concerns regarding the possible misuse of personally identifiable information, some of our customers have contractually limited our ability to use MTs and MEs located outside of the U.S. The effect of these proposals would be to limit our ability to utilize our lower-cost offshore production facilities for affected customers, which could adversely affect our operating margins.

Any change in legislation, regulation or market practices in the United States affecting healthcare or healthcare insurance may materially adversely affect our business and results of operations.
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
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions in India.
     A significant portion of our operations are performed in India through our arrangements with MedQuist Holdings’ wholly-owned subsidiary, CBay Systems & Services, Inc. Multiple factors relating to our Indian operations could have a material adverse effect on our business, financial condition and results of operations. These factors include:
■	changes in political, regulatory, legal or economic conditions;

■	governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments;

■	civil disturbances, including terrorism or war;

■	political instability;

■	public health emergencies;

■	changes in employment practices and labor standards;

■	local business and cultural factors that differ from our customary standards and practices; and

■	changes in tax laws.
     In addition, the Indian economy may differ favorably or unfavorably from other economies in several respects, including the growth rate of GDP, the rate of inflation, resource self-sufficiency and balance of payments position. The Indian government has traditionally exercised and continues to exercise a significant influence over many aspects of the Indian economy. Further actions or changes in policy, including taxation, of the Indian central government or the respective Indian state governments could have a significant effect on the Indian economy, which could adversely affect private sector companies, market conditions and the success of our operations.
We are highly dependent on certain key personnel and the loss of any or all of these key personnel may have an adverse impact upon future performance.
     Our operations and future success are dependent upon the existence and expertise in this sector of certain key personnel. The loss of services of any of these individuals for any reason or our inability to attract suitable replacements would have a material adverse effect on the financial condition of our business and operations.
We have grown, and may continue to grow, through acquisitions, which could dilute existing stockholders and could involve substantial integration risks.
     As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. We may issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur additional debt in connection with future acquisitions, which may place additional restrictions on the ability to operate the business. Furthermore, prior acquisitions have required substantial integration and management efforts. Acquisitions involve a number of risks, including:
■	difficulty in integrating the operations and personnel of the acquired businesses, including different and complex accounting and financial reporting systems;

■	potential disruption of ongoing business and distraction of management;

■	potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of finance and accounting systems;

■	difficulty in incorporating acquired technology and rights into products and technology;

■	unanticipated expenses and delays in completing acquired development projects and technology integration;

■	management of geographically remote offices and operations;

■	impairment of relationships with partners and customers;

■	customers delaying purchases or seeking concessions pending resolution of integration between existing and newly acquired services or technology platforms;

■	entering markets or types of businesses in which management has limited experience; and

■	potential loss of customers or key employees of the acquired company.
     As a result of these and other risks, we may not realize anticipated benefits from acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could materially and adversely affect our business and results of operations.
Our ability to use our net operating loss carryforwards may be limited.
     As of December 31, 2010, we had approximately $78 million of federal net operating loss, or NOL, carryforwards to offset future taxable income, which will begin to expire in 2026 if not utilized, and approximately $216 million of state NOLs. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes limitations on a company’s ability to use NOL carryforwards if such company experiences a more-than-50-percent ownership change, or an ownership shift, over a three-year testing period. We believe that, as a result of the initial public offering or as a result of future issuances of capital stock related to our principal shareholder, MedQuist Holdings, it is possible that such an ownership change may occur. If we experience an ownership change, our ability to use our United States federal and state NOL carryforwards in any future periods may be restricted. If we are limited in our ability to use our NOL carryforwards, we will pay more taxes than if we were able to utilize such NOL carryforwards fully. As a result, any inability to use our NOL carryforwards could adversely affect our financial condition and results of operations.
Our largest stockholder will exercise significant control over our company.
     Following the Registered Exchange Offer, MedQuist Holdings owns approximately 97% of our outstanding common stock. MedQuist Holdings has the ability to cause the election of all of the members of our board of directors, the appointment of new management and the approval of actions requiring the approval of our shareholders, including amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. The directors elected by MedQuist Holdings will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. The interests of MedQuist Holdings could conflict with our interests and the interests of our other shareholders.

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
     Our success depends, in part, upon our ability to effectively manage our domestic production capacity including our ability to attract and retain qualified MTs and MEs who can provide accurate medical transcription. There is currently a shortage of qualified MTs and MEs in the U.S., and an increasing need for more real-time turnaround of transcribed reports has created industry-wide demand for quality MTs and MEs. As a result, competition for skilled MTs and MEs is intense. We have active programs in place to attract domestic MTs and MEs. We must also effectively manage our only current offshore transcription labor partner, CBay Systems & Services, Inc. However, this strategy may not alleviate any issues caused by the shortage. Because medical transcription is a skilled position in which experience is valuable, we require that our MTs and MEs have substantial experience or receive substantial training before being hired. Competition may force us to increase the compensation and benefits paid to our MTs and MEs, which could reduce our operating margins and profitability. In addition, failure to recruit and retain qualified MTs and MEs may have an adverse effect on our ability to service our customers, manage our production capacity and maintain our high standards of quality service. An inability to hire and retain a sufficient number of qualified MTs and MEs in the U.S. could have a negative impact on our ability to grow.
Shares of our common stock will be subject to different risks as a result of the Registered Exchange Offer.
     As a result of the completion of the Registered Exchange Offer, an active, liquid trading market for our common stock no longer exists and shares of our common stock may be subject to delisting from NASDAQ, which may adversely affect the liquidity and value of shares our common stock for an indefinite period of time. If our common stock is delisted from NASDAQ, then equity research coverage of our common stock may be discontinued. In addition, we may deregister under the Exchange Act.
     Section 14A:10A of the New Jersey Business Corporation Act, or the NJBCA, prohibits certain business combinations involving New Jersey corporations and an interested stockholder. An “interested stockholder” is defined generally as a stockholder who is the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding stock of the corporation. The NJBCA prohibits business combinations subject to the NJBCA for a period of five years after the date the interested stockholder acquired its stock, unless the transaction was approved by the corporation’s board of directors prior to the time the interested stockholder acquired its shares. After the five year period expires, the prohibition on business combinations with an interested stockholder continues unless: (i) the business combination is approved by the board of directors of the target corporation; (ii) the business combination is approved by a vote of two-thirds of the voting stock not owned by the interested stockholder; or (iii) the stockholders of the corporation receive a price in accordance with a fair price formula set forth in the NJBCA.
     In August 2008, MedQuist Holdings, through its subsidiary, CBay Inc., a Delaware corporation, acquired over 10% of the outstanding shares of MedQuist, Inc. from Royal Philips Electronics. Our board of directors of did not approve future business combinations with MedQuist Inc. or CBay Inc. prior to that acquisition for purposes of the provisions of NJBCA Section 14A:10A.
     MedQuist Holdings may be able to utilize a short-form back-end merger through Section 267 of the Delaware General Corporation Law, or the DGCL. Under Section 267 of the DGCL, if (i) at least 90% of the outstanding shares of each class of stock of a corporation is owned by an entity, (ii) one of the entities is a Delaware corporation and (ii) the entity that is not a Delaware corporation is an entity of a state, the laws of which do not forbid such merger, the entity having such stock ownership may either merge the entity into itself and assume all of its obligations, or merge itself into the other entity.
     In addition, Section 267 of the DGCL would permit MedQuist Holdings to merge us into MedQuist Holdings or CBay Inc. without our shareholder approval if such merger is not forbidden by the laws of New Jersey. Section 14A:10-7(4) of the NJBCA governs short-form mergers involving a New Jersey corporation. This provision allows a non-New Jersey corporation owning at least 90% of the outstanding shares of each class and series of a New Jersey corporation to merge the other corporation into itself, or merge itself into any subsidiary corporation, without approval of the shareholders of either corporation, though the board of the parent corporation must approve a plan of merger. However, the New Jersey courts have not interpreted Section 14A: 10-7(4) in the context of Section 14A:10A.
     In connection with the proposed settlement of the Shareholder Litigation described in Item 3. Legal proceedings, MedQuist Holdings has agreed with plaintiffs that MedQuist Holdings will conduct a short-form merger under the NJBCA to acquire the remaining shares of our common stock that MedQuist Holdings does not currently own at the same exchange ratio applicable under the Registered Exchange Offer. The settlement of the Shareholder Litigation is conditioned upon, among other things, execution of a final Stipulation of Settlement, notice to all class members, a fairness hearing and final approval of the settlement by the court. The proposed settlement in this matter will be a class settlement that will require notice to all class members, an opportunity to object and a fairness hearing to review the terms of the settlement. There is a risk that a shareholder could object to the settlement and the court could ultimately approve the settlement, approve it in part and disapprove it in part, or disapprove the settlement altogether.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease 34 facilities in the U.S. and India representing approximately 677,550 square feet including our administrative headquarters for our United States operations, which is located in an approximately 48,000 square foot facility in Franklin, Tennessee and our sales, administrative and research and development office, which is located in an approximately 19,500 square foot facility in Norcross, Georgia.
Item 3. Legal proceedings
We have been involved in a number of legal matters, including customer and stockholder issues and regulatory investigations. Substantially all of these legal matters have been resolved. As of December 31, 2010, one legal matter remains open related to our billing practices. The SEC is pursuing civil litigation against our former chief financial officer, whose employment with us ended with in July 2004. Pursuant to our by-laws, we have been providing indemnification for the legal fees of this individual. In February 2011, we entered into a settlement agreement with our former chief financial officer and such settlement agreement is dependent on the individual settling with the SEC.
Shareholder Litigation
     On February 8, 2011 and February 10, 2011, plaintiffs Victor N. Metallo and Joseph F. Lawrence, respectively, filed purported shareholder class action complaints in the Superior Court of New Jersey, Burlington County (Chancery Division) (the Shareholder Litigation). In their complaints, the plaintiffs purported to be shareholders of MedQuist Inc. and sought to represent a class of our minority shareholders in pursuit of claims against us, the members of our board of directors and MedQuist Holdings.
     Plaintiffs alleged that the defendants breached certain fiduciary duties they owed to minority shareholders of MedQuist Inc. in connection with the structuring and disclosure of the Registered Exchange Offer. Among other things, the plaintiffs alleged that (a) the Registered Exchange Offer is procedurally and financially unfair, (b) the January 21, 2011 and February 16, 2011 Schedules 14D-9 that we filed with the SEC and the February 3, 2011 Prospectus that MedQuist Holdings filed with the SEC are materially misleading and incomplete, and (c) the Registered Exchange Offer was structured by the defendants in order to circumvent the provisions of the New Jersey Shareholders’ Protection Act. Plaintiffs sought, among other things, preliminary and permanent injunctive relief enjoining consummation of the Registered Exchange Offer, unspecified damages, pre- and post-judgment interest and attorneys’ fees and costs. The two Plaintiff actions were consolidated on February 22, 2011 under the caption In Re: MedQuist Inc. Shareholder Litigation, Docket Number C-018-11.
     On March 4, 2011, the parties entered into a memorandum of understanding (the MOU) that outlined the material terms of the Shareholder Litigation. Under the terms of the MOU, we agreed to extend the expiration of the Registered Exchange Offer until 5:00 p.m., New York City time, on Friday, March 11, 2011 and further agreed that if, as a result of the Registered Exchange Offer, MedQuist Holdings obtained ownership of at least 90% of the outstanding common stock of MedQuist Inc., MedQuist Holdings will conduct a short-form merger under applicable law to acquire the remaining shares of MedQuist Inc. common stock that MedQuist Holdings does not currently own at the same exchange ratio applicable under the Registered Exchange Offer. We agreed to make certain supplemental disclosures concerning the Registered Exchange Offer, which were contained in an amendment to Schedule 14D-9 that we filed with the SEC on March 7, 2011. The settlement of the Shareholder Litigation is conditioned upon, among other things, execution of a Stipulation of Settlement, notice to all class members, a fairness hearing and final approval of the settlement by the court.
From time to time, we are involved in legal proceedings or regulatory investigations arising in the ordinary course of our business. We are not currently a party to any material legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Removed and Reserved

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
     Our common stock began trading on the Global Market of The NASDAQ Stock Market LLC under the ticker symbol “MEDQ” effective on July 17, 2008. Prior to that, our common stock traded on the Pink Sheets under the symbol “MEDQ.PK”. Set forth below are the high and low closing bid quotations for those periods our stock was traded on the Pink Sheets (as reported by the Pink Sheets LLC) and the high and low sales prices for those periods our stock was quoted on NASDAQ (as reported by NASDAQ) for each quarter of 2008, 2009, 2010 and the first quarter through March 14, 2011. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect the prices for actual transactions.

	High	Low
2008
First Quarter	$10.75	$8.05
Second Quarter	$9.50	$6.60
Third Quarter	$8.00	$4.35
Fourth Quarter	$4.97	$1.92
2009
First Quarter	$2.75	$0.87
Second Quarter	$6.88	$2.12
Third Quarter	$9.32	$5.04
Fourth Quarter	$7.89	$5.74
2010
First Quarter	$9.00	$6.61
Second Quarter	$9.77	$7.46
Third Quarter	$8.76	$7.31
Fourth Quarter	$12.04	$8.14
2011
First Quarter (through March 14, 2011)	$10.04	$8.19
Holders
     On March 14, 2011, the closing price of our common stock (as reported by NASDAQ) was $8.73 and we had 438 shareholders of record.
Dividends
     In October 2010, we announced a special dividend of $4.70 per share of our common stock which was paid on October 14, 2010. This dividend resulted in the use of $176.5 million of cash. On September 2, 2009, we announced a dividend of $1.33 per share of our common stock which was paid on September 15, 2009 to shareholders of record as of the close of business on September 9, 2009. This resulted in the use of approximately $49.9 million of cash. On July 14, 2008, we announced a dividend of $2.75 per share of our common stock which was paid on August 4, 2008 to shareholders of record as of the close of business on July 25, 2008. This resulted in the use of approximately $103.3 million of cash. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and other factors that our board of directors may deem relevant.

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2010		2009		2008		2007		2006
	($ in thousands, except per share data)
Statement of Operations Data:
Net revenues	$375,240	(7)	$307,200		$326,853		$340,342		$358,091	(1)

Net income (loss)	$31,051	(2)(3)(4)	$23,291	(2)(3)(4)	$(68,795	)(2)(4)(5)	$(15,206	)(2)(4)	$(16,942	)(2)(4)
Net income (loss) per share — Basic	$0.83		$0.62		$(1.83)		$(0.41)		$(0.45)
Net income (loss) per share — Diluted	$0.83		$0.62		$(1.83)		$(0.41)		$(0.45)

	As of December 31,
	2010		2009		2008		2007	2006
Balance Sheet Data:
Total assets	$323,918	(7)	$174,661		$202,205	(5)	$417,772	$441,139
Total non-current liabilities	$272,508	(7)	$5,088		$2,832		$17,294	$18,492
Total shareholder’s (deficit) equity	$(30,601	)(6)	$114,748	(6)	$140,352	(6)	$314,644	$327,519

(1)	Reflects a reduction in net revenues of $10,402 in 2006, related to accommodation offers made to certain of our customers.

(2)	In 2010, 2009, 2008, 2007, and 2006, we recorded a charge, net of insurance recoveries, of $3,603, $14,843, $19,738, $6,083, and $13,001, respectively, for costs associated with our review of certain of our historical line billings, our review of past allegations of improper billing practices, as well as legal fees, settlement costs and other costs associated with these matters.

(3)	In 2010 and 2009, we recorded charges of $7,007 and $1,263, respectively, related to the Spheris acquisition and related integration charges.

(4)	In 2010, 2009, 2008, 2007 and 2006, we recorded restructuring charges of $2,829, $2,727, $2,055, $2,756 and $3,422, respectively.

(5)	In 2008, we recorded a goodwill impairment charge of $82,233 and recognized a deferred tax benefit of $18,470 primarily related to the reversal of deferred tax liabilities associated with indefinite life intangible assets.

(6)	In 2010, 2009 and 2008, we paid cash dividends of $4.70, $1.33 and $2.75 per share, respectively, of our common stock which resulted in the use of approximately $176,513, $49,949 and $103,279, respectively, of cash.

(7)	In April 2010, we acquired Spheris for $112.4 million, financed principally through debt.

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
Executive Overview
Overview
     We are a leading provider of integrated clinical documentation solutions for the U.S. healthcare system. Our end-to-end solutions convert physicians’ dictation of patient interactions, or the physician narrative, into a high quality and customized electronic record. These solutions integrate technologies and services for voice capture and transmission, ASR, medical transcription and editing, workflow automation, and document management and distribution to deliver a complete managed service for our customers. Our solutions enable hospitals, clinics, and physician practices to improve the quality of clinical data as well as accelerate and automate the documentation process, and we believe our solutions improve physician productivity and satisfaction, enhance revenue cycle performance, and facilitate the adoption and use of electronic health records.
Key factors affecting our performance
     In 2010, we completed the acquisition of Spheris which materially impacted our financial results. In addition our results have also been impacted by volume changes and pricing impacts as we move to ASR and offshore production, as well as operating improvements and selling, general and administrative expense savings leveraging from our scalable platform. These are discussed below.
     Volume and pricing trends
     The vast majority of our revenue is generated by providing clinical documentation services to our customers. Medical transcription and medical editing by our MTs and MEs, respectively, accounted for 89.5% of our net revenues in 2010. Product sales and related maintenance contracts and other made up the balance of our net revenues. Our customers are generally charged a rate per character multiplied by the number of characters that we process. Our transcription volume had been declining prior to 2008, and we have been able to reverse this trend through the Spheris acquisition, new accounts and additional work types from existing customers and decreasing our losses of existing customers. We have reduced losses of our customers primarily by improving our quality and improving our account management efforts.
     We base our pricing on various factors, principally market forces, the extent to which we can utilize our offshore production facilities, the extent to which customers utilize the ASR technology available in our solutions, the scope of services provided, and turn-around times requested by a particular customer. We work with our customers to evaluate how different solutions affect pricing and to determine what for them is an optimal mix of service level and price. Higher utilization of offshore production and ASR leads to lower costs for us, which permits us to offer better pricing to our customers while at the same time contributing to margin growth. We have successfully migrated a significant portion of our volume offshore and we will continue these efforts.
     As technological advances and increased use of offshore resources have driven down industry costs, the average price per character has also declined as healthcare providers have sought to participate in the economic gains. We intend to monitor and adjust our pricing accordingly to remain competitive as these industry trends continue.

     Operating improvements
     We have executed significant operational improvements since 2008. Cost of revenues on a per unit basis has declined due to the increased percentage of volume produced offshore and the increased utilization of ASR technology. Our use of ASR technology has increased from 47% to 76% over the eight quarters ended December 31, 2010. We have increased our offshore production as a percentage of our volume from 11% to 34% for the same period. As we continue to increase the use of ASR technology and move volume offshore, we expect to continue to reduce costs.
     Some of our contracts specify lower prices for work performed offshore or using speech recognition technology. Therefore, our operating income will not increase by the full amount of the savings we realize. Additionally, management has been reducing support staff headcount as we shift volumes to India in order to further reduce operating costs.
     Selling, general and administrative expense savings
     We have made significant reductions in selling, general and administrative expenses since 2008. Such expenses were 14.5% of net revenues in 2008 compared to 9.9% of net revenues for 2010. These savings were achieved primarily through headcount reductions and aggressive efforts to reduce other administrative expenses.
     In connection with the Spheris acquisition we have identified potential specific savings in the sales and marketing and general and administrative areas. We also expect to consolidate facilities in 2011. We anticipate that these savings will be implemented throughout 2011.
     Significant developments in the clinical documentation industry:
     Although we remain one of the leading providers of medical transcription services in the U.S., we experience competition from many other providers at the local, regional and national level. The medical transcription industry remains highly fragmented, with hundreds of small companies in the U.S. performing medical transcription services.
     We believe the outsourced portion of the medical transcription services market will increase due in part to the majority of healthcare providers seeking the following:
•	Reductions in overhead and other administrative costs;

•	Improvements in the quality and delivery speed of transcribed medical reports;

•	Access to leading technologies, such as speech recognition technology, without development and investment risk;

•	Implementation and management of a medical transcription system tailored to the providers’ specific requirements;

•	Access to skilled MTs and MEs;

•	Solutions for compliance with governmental and industry mandated privacy and security requirements; and

•	Product offerings that interface with EHR initiatives.
     We evaluate our operating results based upon the following factors:
•	Production volumes;

•	adjusted EBITA (Adjusted earnings before interest, depreciation, amortization taxes, and other items)

•	Net cash provided by operating activities.

     Our goal is to execute our strategy to yield growth in net revenues, operating income, and net cash flow.
     Network and information systems, the Internet and other technologies are critical to our business activities. Substantially all of our transcription services are dependent upon the use of network and information systems, including the use of our DEP and our license to use speech recognition secured from a third party. If information systems including the Internet or our DEP are disrupted, we could face a significant disruption of services provided to our customers. We have periodically experienced short term outages with our DEP, which have not significantly disrupted our business and we have a disaster recovery program in place for our information systems and our DEP.
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
     Revenue recognition. We recognize clinical documentation services revenues when there is persuasive evidence that an arrangement exists, the price is fixed or determinable, services have been rendered and collectability is reasonably assured. These services are recorded using contracted rates and are net of estimates for customer credits. Historically, our estimates have been adequate. If actual results are higher or lower than our estimates, we would have to adjust our estimates and financial statements in future periods.
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
Basis of Presentation
     Net revenues
     We derive revenues primarily from providing clinical documentation services to integrated delivery networks, academic centers, group practices and community hospital. Our customers are generally charged a rate times the volume of work that we transcribe or edit. In the clinical documentation workflow, we provide, in addition to medical transcription technology and services, maintenance services, digital dictation, speech recognition and electronic signature services.
     Net revenues from customers in the U.S. were $368.9 million, $301.1 million, and $321.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net revenues from customers outside the U.S. were $6.3 million, $6.1 million, and $5.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.
     Cost of revenues
     Cost of revenues includes compensation of our U.S. based employee MTs and MEs and our subcontractor MTs and MEs, other production costs (primarily related to operational and production management, quality assurance, quality control and customer and field service personnel), and telecommunication and facility costs. Cost of revenues also includes the direct cost of technology products sold to customers. MT and ME costs are directly related to medical transcription and medical editing, respectively, revenues and are based on lines transcribed or edited multiplied by a specific rate.

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
Consolidated Results of Operations
     The following tables set forth our consolidated results of operations for the periods indicated below:

Comparison of Years Ended December 31, 2010 and 2009

	Years Ended December 31,
	2010		2009			Change in
		% of Net		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net revenues	$375,240	100.0%	$307,200	100.0%	$68,040	—

Operating costs and expenses:
Cost of revenues	249,571	66.5%	206,265	67.1%	43,306	(0.6%)
Selling, general and administrative	37,070	9.9%	33,441	10.9%	3,629	(1.0%)
Research and development	12,813	3.4%	9,604	3.1%	3,209	0.3%
Depreciation and amortization	21,989	5.9%	15,672	5.1%	6,317	0.8%
Cost of legal proceedings and settlements	3,603	1.0%	14,843	4.8%	(11,240)	(3.8%)
Acquisition and integration related charges	7,007	1.9%	1,263	0.4%	5,744	1.5%
Restructuring charges	2,829	0.8%	2,727	0.9%	102	(0.1%)

Total operating costs and expenses	334,882	89.2%	283,815	92.4%	51,067	(3.2%)

Operating income	40,358	10.8%	23,385	7.6%	16,973	3.2%

Gain on sale of investment	9,911	2.6%	—	—	9,911	2.6%
Equity in income of affiliated company	693	0.2%	2,015	0.7%	(1,322)	(0.5%)
Loss on extinguishment of debt	(5,811)	(1.5%)	—	—	(5,811)	(1.5%)
Interest expense, net	(13,429)	(3.6%)	(134)	0.0%	(13,295)	(3.6%)

Income before income taxes	31,722	8.5%	25,266	8.2%	6,456	0.3%

Income tax provision	671	0.2%	1,975	0.6%	(1,304)	(0.4%)

Net income	$31,051	8.3%	$23,291	7.6%	$7,760	0.7%

Net revenues
     Net revenues recorded for the year ended December 31, 2010 were $375.2 million, an increase of $68.0 million or 22.2% when compared to the prior year net revenue amount of $307.2 million. The Spheris acquisition contributed $88.1 million in incremental revenue in 2010, which was partially offset by a decrease in legacy maintenance services revenues from $22.3 million in 2009 to $17.7 million in 2010. Current year net revenues were also unfavorably impacted by effects of lower average pricing realized for our transcription services.
Cost of revenues
     As a percentage of net revenues, cost of revenues decreased to 66.5% for the year ended December 31, 2010 compared to 67.1% in 2009 primarily due to increased utilization of offshore resources, increased utilization of automated speech recognition technologies, and other operating cost reduction initiatives. The increase in total cost versus the prior year period was primarily due to direct incremental costs associated with the Spheris acquisition as well as a nonrecurring $1.2 million credit during 2009 related to medical claim costs.
Selling, general and administrative
     SG&A expenses as a percentage of net revenues, improved to 9.9% of net revenues in 2010 compared with 10.9% for the 2009, due to synergies and other cost reduction initiatives.

Research and development
     R&D expenses as a percentage of net revenues were 3.4% for the year ended December 31, 2010 compared with 3.1% for the same period in 2009. This increase was attributable to costs associated with the historical Spheris research and development activities partially offset by synergies realized.
Depreciation and amortization
     Depreciation and amortization expense as a percentage of net revenues was 5.9% for the year ended December 31, 2010 compared with 5.1% for the same period in 2009. The increase was primarily due to the amortization of acquired intangible assets associated with the Spheris acquisition.
Cost of legal proceedings and settlements
     In 2010 we settled the Kaiser litigation which resulted in us recording a charge of $0.9 million. Costs in 2009 related to the Anthurium settlement of $5.9 million, related legal fees of $3.8 million and other legal fees of $1.2 million.

	2010	2009
Legal and professional fees	$2,693	$8,593
Settlements	910	6,250

Total	$3,603	$14,843

Restructuring charges
     For the years ended December 31, 2010 and 2009, we recorded restructuring charges of $2.8 million and $2.7 million for employee severance obligations. We expect that restructuring activities will continue in 2011 as management identifies opportunities for synergies related to the Spheris acquisition, including the elimination of redundant functions and locations.
Gain on sale of investment
     In October 2010, we sold our investment in A-Life and recognized a pre-tax gain of $9.9 million.
Loss on extinguishment of debt
     In October 2010, we refinanced our credit facilities and incurred $5.8 million in debt extinguishment costs.
Interest expense, net
     Interest expense, net increased $13.3 million to $13.4 million for the year ended December 31, 2010 compared with $0.1 million for the year ended December 31, 2009. The increase was due to the debt incurred in connection with the Spheris acquisition and the refinancing in October 2010, which increased our debt to $285 million.
Income tax provision
     Income taxes were $0.7 million in 2010 and $2.0 million in 2009. The effective tax rates were 2.1% and 7.8% for years ended 2010 and 2009. The decrease in the 2010 effective tax rate from prior year is due primarily to the reduction of the valuation allowance associated with foreign source NOL’s based on management’s assessment of future earnings available to utilize these deferred tax assets, along with the reduction in various tax reserves related to settlements in certain state jurisdictions and the reduction in the deferred tax liability related to the sale of our investment in A-Life, offset by an increase in the tax reserve for various uncertain tax positions taken in 2010. The low effective tax rate relative to statutory rates for the two years is primarily due to the release of valuation allowances established against net operating losses in past years that were used to offset current earnings. The 2010 tax expense includes an increase in the deferred tax liabilities associated with indefinite life intangible assets related to goodwill.

Comparison of Years Ended December 31, 2009 and 2008

	Years Ended December 31,
	2009		2008
						Change in
		% of Net		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net revenues	$307,200	100.0%	$326,853	100.0%	$(19,653)	—

Operating costs and expenses:
Cost of revenues	206,265	67.1%	230,375	70.5%	(24,110)	(3.4%)
Selling, general and administrative	33,441	10.9%	47,520	14.5%	(14,079)	(3.6%)
Research and development	9,604	3.1%	15,848	4.8%	(6,244)	(1.7%)
Depreciation and amortization	15,672	5.1%	17,504	5.4%	(1,832)	(0.3%)
Cost of legal proceedings and settlements	14,843	4.8%	19,738	6.0%	(4,895)	(1.2%)
Acquisition and integration related charges	1,263	0.4%	—	—	1,263	0.4%
Goodwill impairment charge	—	—	82,233	25.2%	(82,233)	(25.2%)
Restructuring charges	2,727	0.9%	2,055	0.6%	672	0.3%

Total operating costs and expenses	283,815	92.4%	415,273	127.1%	(131,458)	(34.7%)

Operating income (loss)	23,385	7.6%	(88,420)	(27.1%)	111,805	34.7%

Equity in income of affiliated company	2,015	0.7%	236	0.1%	1,779	0.6%
Other income	—	—	438	0.1%	(438)	(0.1%)
Interest income (expense), net	(134)	0.0%	2,438	0.7%	(2,572)	(0.7%)

Income (loss) before income taxes	25,266	8.2%	(85,308)	(26.1%)	110,574	34.3%

Income tax provision (benefit)	1,975	0.6%	(16,513)	(5.1%)	18,488	5.7%

Net income (loss)	$23,291	7.6%	$(68,795)	(21.0%)	$92,086	28.6%

Net revenues
     Net revenues recorded for the year ended December 31, 2009 were $307.2 million, a decline of $19.7 million or 6.0% when compared to the prior year net revenue amount of $326.9 million. The revenue decline was primarily due to:
•	lower prices for our transcription service related revenues, net of revenues realized from higher year over year transcription volume;

•	declining product and legacy maintenance revenues totaling $6.8 million largely related to customers not renewing maintenance contracts for legacy systems.
     Pricing for our transcription services remains under pressure as many customers seek to reduce their costs by using more offshore labor and increasing productivity with expanded use of speech recognition.
Cost of revenues
     Cost of revenues as a percentage of net revenues improved to 67.1% in 2009, compared to 70.5% in 2008. The improvement was attributable to the following:
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

Selling, general and administrative
     SG&A expenses in total as a percentage of net revenues were 10.9% for the year ended December 31, 2009 compared with 14.5% for in the year 2008. This improvement was the result of company-wide cost reduction initiatives that included a $3.7 million decrease in compensation costs due to reductions in workforce and a $6.6 million decrease in legal and other professional fees. The remaining cost savings covered employee stock option related expenses of $0.8 million, a reduction in employee retention costs resulting from the change in control of our majority shareholder of $0.5 million, lower advertising and marketing costs of $0.6 million, lower rent expenses of $0.4 million, reduced bad debt expense of $0.4 million, lower travel and entertainment of $0.3 million, and a decrease in all other SG&A categories of $0.8 million.
Research and development
     R&D expenses as a percentage of net revenues were 3.1% for the year ended December 31, 2009 compared with 4.8% for the same period in 2008. This improvement was attributable to reduced compensation expense of $3.3 million; a decrease in consulting expense of $1.1 million; an increase in the amount capitalized for software development of $0.6 million; a decrease of $0.4 million in stock option compensation as a result of immediate vesting of previously unvested stock options due to the change in control of our majority shareholder; a decrease in retention bonus for certain key employees during the change in control of $0.4 million; and a decrease in all other R&D expenses of $0.4 million.
Depreciation and amortization
     Depreciation and amortization expense as a percentage of net revenues was 5.1% for the year ended December 31, 2009 compared with 5.4% for the same period in 2008. The higher expenses in 2009 were the result of software capitalization in 2009 and 2008.
Cost of legal proceedings and settlements
     The 2009 settlements related to the Anthurium litigation and reseller arbitration. For the year ended December 31, 2008, legal and professional fees were $12.3 million and settlement costs were $7.4 million. The settlement was for the Department of Justice investigation related to our historical billing practices.

	2009	2008
Legal and professional fees	$8,593	$12,313
Settlements	6,250	7,425

Total	$14,843	$19,738

Goodwill impairment charge
     In 2008 we recorded a goodwill impairment charge of $82.2 million. In 2009 the fair value substantially exceeded carrying value.
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

Income tax provision (benefit)
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
Liquidity and Capital Resources
     Our principal sources of liquidity include cash generated from operations, available cash on hand, and availability under our Senior Secured Credit Facility, as described below.
     Available cash at December 31, 2010 was $41.3 million compared to $25.2 million at December 31, 2009. During 2010, we received $100.0 million in cash inflow from our Acquisition Credit Facility which was utilized to fund the Spheris acquisition. In October 2010 we refinanced our debt and we received $285.0 million in cash inflow which was used to pay off $93.6 million in debt, and pay a dividend of $4.70 per share ($176.5 million). Additionally, several other items impacted cash flows for the year ended December 31, 2010, resulting in a net increase of $16.0 million, including:
•	addition of cash flows provided by Spheris operations;

•	cash used to pay financing costs associated with the Acquisition Credit Facility (as defined below);

•	cash payments related to debt

•	acquisition-related charges associated with the Spheris acquisition;

•	cash received from the sale of A-Life

•	restructuring payments; and

•	other working capital changes.
     We believe our existing cash, cash equivalents, cash to be generated from operations and available borrowings under our revolving credit facility will be sufficient to finance our operations for the next twelve months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our net revenues, or due to increased cash expenditures in excess of the net revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all.
Prior to the Corporate Refinancing in October 2010
In connection with the Spheris acquisition, in April 2010, we and certain of our subsidiaries entered into a credit agreement, or the Acquisition Credit Facility, with General Electric Capital Corporation, CapitalSource Bank, and Fifth Third Bank. The Acquisition Credit Facility provided for up to $100.0 million in senior secured credit facilities, consisting of a $50.0 million term loan, and a revolving credit facility of up to $50.0 million. The credit facilities were secured by a first priority lien on substantially all of the property of the borrowers. Borrowings under the revolving credit facility were able to be made from time to time, subject to availability under such facility, until the fourth anniversary of the closing date. Amounts borrowed under the Acquisition Credit Facility bore interest at a rate we selected equal to the Base Rate or the Eurodollar Rate (each as defined in the Acquisition Credit Facility agreement) plus a margin. The Acquisition Credit Facility was repaid in full on October 14, 2010.
     In connection with the Spheris acquisition, we also issued a promissory note, or the Acquisition Subordinated Promissory Note, to Spheris. The Acquisition Promissory Note was to mature in five years from the date of the Spheris acquisition. The Acquisition Subordinated Promissory Note had a principal amount of $17.5 million with provisions for prepayment at discounted amounts, ranging from 77.5% of the principal if paid within six months, 87.5% from six to nine months, 97.5% from nine to twelve months, 102.0% between the first and second year, 101.0% between the second and third year and 100.0% thereafter. The Acquisition Subordinated Promissory Note bore interest at 8.0% for the first six months. The Acquisition Subordinated Promissory Note was repaid at 77.5% of the face amount on October 14, 2010 in connection with our October 2010 refinancing described below.
Subsequent to the Corporate Refinancing in October 2010
     In October 2010, we, MedQuist Transcriptions, Ltd., our wholly owned subsidiary, and MedQuist Holdings, as co-borrowers and guarantors, entered into the Senior Secured Credit Facility, with General Electric Capital Corporation, as administrative agent, and the parties thereto, consisting of (i) a $200.0 million term loan and (ii) a $25.0 million revolving credit facility. The Senior Secured Credit Facility is secured by a first priority lien on substantially all existing and after-acquired property of the borrowers and the guarantors. The term loan is repayable in equal quarterly installments of $5.0 million commencing on the first fiscal quarter after the closing date, with the balance payable 5 years from the closing date. The term loan interest rate is LIBOR plus 5.50% with a LIBOR floor of 1.75% and is payable monthly. We may structure borrowing using the prime rate in the United States or as Eurodollar loans based upon LIBOR . Currently, the LIBOR floor is in effect. We may prepay the term loan without significant penalties. Mandatory prepayments are required when we generate excess cash flows as defined under the Senior Secured Credit Facility. Under the Senior Secured Credit Facility, we are required to maintain (i) a minimum consolidated interest coverage ratio, initially, of 2.75x and increasing over the term of the facility to 4.00x, (ii) a maximum total leverage ratio, initially of 4.00x and declining over the term of the facility to 1.50x and (iii) a maximum consolidated senior leverage ratio, initially of 3.00x and declining over the term of the facility to 1.00x. At December 31, 2010 the interest rate on the term loan was 7.25%.
     In addition to the Senior Secured Credit Facility, in September 2010, we, as issuer, MedQuist Transcriptions, Ltd. and MedQuist Holdings as co-issuers and guarantors, and certain of our other subsidiaries, as guarantors, entered into a Note Purchase Agreement, or the Senior Subordinated Notes, for the issuance of $85.0 million aggregate principal amount of 13% Senior Subordinated Notes due 2016 to BlackRock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A., and THL Credit, Inc. Interest on the notes is payable in quarterly installments at the issuers’ option at either (i) 13% in cash or (ii) 12% in cash plus 2% in the form of additional senior subordinated notes.
     Closing and funding of the Senior Secured Credit Facility and the Senior Subordinated Notes occurred on October 14, 2010.
     Proceeds from the Senior Secured Credit Facility and the Senior Subordinated Notes were used to repay the Acquisition Credit Facility in full, to pay the Acquisition Subordinated Promissory Note in full and to pay a $176.5 million special dividend to our shareholders.
Operating activities
     Cash flow provided by operating activities was $34.0 million for the year ended December 31, 2010 and $44.5 million for the same period in 2009. In 2008 cash used for operating activities was $8.8 million. Net income was $31.1 million in 2010 and $23.3 million in 2009 and a net loss of $68.8 million in 2008. The significant non-cash adjustments to reconcile net income to cash provided by operating activities include $22.0 million, $15.7 million, and $17.5 million of depreciation and amortization in 2010, 2009, and 2008, respectively; $5.8 million non-cash loss on debt extinguishment in 2010, gain on sale and equity in income of affiliated company (A-Life) of $10.6 million and $2.0 million in 2010 and 2009, respectively; non-cash interest expense of $4.1 million in 2010, and a non-cash impairment charge of $82.2 million in 2008. Deferred taxes were a benefit of $0.2 million in 2010, a charge of $1.9 million in 2009 and a benefit of $17.1 million in 2008.
     Working capital changes that impacted cash flow from operations in 2010 included (a) $11.4 million higher accounts receivable balance due to the timing of collections, (b) $5.1 million lower accrued compensation balance due to a change in timing of payroll payments, and (c) $3.0 million reduction in accrued expenses including a $4.6 million payment to a related party under the acquisition, $2.0 million settlement of Kaiser litigation, additional expenditures related to the acquisition, offset by an increase in interest accrued of $5.6 million.

Investing activities
     Cash used in investing activities was $90.2 million and $8.4 million in 2010 and 2009, respectively. In 2010 $98.7 million of cash was used for the Spheris acquisition, $11.0 million for capital spending and capitalized software offset by $19.5 million in proceeds related to the sale of our investment in A-Life. During 2009 we spent $7.5 million for capital spending and capitalized software and $0.9 million as an additional investment in A-Life. In 2008 investments of $9.2 million were made for property and equipment and capitalized software.
Financing activities
     Cash provided by financing activities in 2010 included $385.0 million in borrowings, offset by $113.6 million in debt repayments, a use of $176.5 million for dividends, and $21.6 million used for debt issuance costs. In 2009, cash used in financing activities were principally due to $49.9 million of dividends paid. In 2008 we paid a dividend of $103.3 million.
Off-Balance Sheet Arrangements
     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors except as follows. In 2010 we sold our investment in A-Life and the amounts held in escrow through April 2012, $4.1 million, have not been recorded on our balance sheet.
Quantitative and qualitative disclosures about market risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Contractual Obligations
     The following table summarizes our obligations to make future payments under current contracts as of December 31, 2010 (in thousands):

	Payment Due By Period
		Less
		than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$19,023	$4,947	$9,345	$3,586	$1,145
Purchase Obligations(1)	21,311	8,567	11,820	924	—
Severance and Other Guaranteed Payment Obligations	3,944	3,207	471	266	—
Long Term Debt including current maturities	285,000	20,000	40,000	140,000	85,000

Total Contractual Obligations	$329,278	$36,721	$61,636	$144,776	$86,145

(1)	Purchase obligations are for ASR agreements ($12,150), telecommunication contracts ($8,636), software development ($275) and other recurring purchase obligations ($250).
     We have agreements with certain of our named executive officers that provide for severance payments to the employee in the event the employee is terminated without cause. The maximum cash exposure under these agreements was approximately $2.5 million as of December 31, 2010.

Recent Accounting Pronouncements
     In September 2009, the Financial Accounting Standards Board ratified two consensuses affecting revenue recognition:
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
     The Consensuses are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The standards were adopted in the first quarter of 2011 and did not have a material impact on our results of operations or our financial position.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
Interest rate sensitivity
     We earn interest income from our balances of cash and cash equivalents. This interest income is subject to market risk related to changes in interest rates, which affects primarily our investment portfolio. We invest in instruments that meet high credit quality standards, as specified in our investment policy.
     The Term Loan of our Senior Secured Credit Facility bears interest at LIBOR plus 5.50% with a LIBOR floor of 1.75%. Our interest expense associated with this loan will increase if LIBOR increases. Because the LIBOR floor is currently in effect, a 1.25% increase in LIBOR above current LIBOR levels would not increase our effective interest rate. A 1% increase in LIBOR would result in an approximate $2.0 million annual increase in our interest expense.
     In January 2011, as required under our Credit Agreement, we entered into Interest Rate Cap Contracts (for $60.0 million notional amounts which will amortize over time) to provide coverage for fluctuation in interest rates.
Item 8. Financial Statements And Supplementary Data
     Our consolidated financial statements and supplementary data required by this item are attached to this report beginning on page F-1.
Item 9. Changes in And Disagreements With Accountants On Accounting And Financial Disclosure
     None.

Item 9A. Controls And Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, our disclosure controls and procedures were effective as of December 31, 2010.
(b) Management’s Report on Internal Control over Financial Reporting as of December 31, 2010
     Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
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
     In accordance with the internal control reporting requirements of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective. Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2010. This report is included on page F-2 of our consolidated financial statements included as part of this Annual Report on Form 10-K.
(c) Changes in Internal Control Over Financial Reporting
     There have been no changes in internal control over financial reporting for the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     (3) Exhibits. See (b) below.
(b) Exhibits:

No.	Description
3.1(1)	Certificate of Incorporation of MedQuist Inc. (as amended)

3.2(6)	Second Amended and Restated By-Laws, as amended, of MedQuist Inc.

4.1(1)	Specimen Stock Certificate

10.1*(1)	1992 Stock Option Plan of MedQuist Inc., as amended

10.2*(1)	Nonstatutory Stock Option Plan for Non-Employee Directors of MedQuist Inc.

No.	Description
10.3*(1)	MedQuist Inc. 2002 Stock Option Plan

10.4*(1)	Form of Award Agreement under the MedQuist Inc. 2002 Stock Option Plan

10.5*(1)	1996 Employee Stock Purchase Plan

10.6*(1)	MedQuist Inc. Executive Deferred Compensation Plan

10.7*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Michael Clark

10.8*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Mark Sullivan

10.10*(1)	Letter Agreement, dated as of November 10, 2006, by and between MedQuist Inc. and James Brennan

10.11(1)	Licensing Agreement, dated as of May 22, 2000, between MedQuist Inc. and Philips Speech Processing GmbH

10.11.1(1)	Amendment No. 1 to Licensing Agreement, dated as of January 1, 2002, between MedQuist Inc. and Philips Speech Processing GmbH

10.11.2#(1)	Amendment No. 2 to Licensing Agreement, dated as of December 10, 2002, between MedQuist Inc. and Philips Speech Processing GmbH

10.11.3#(1)	Amendment No. 3 to Licensing Agreement, dated as of August 10, 2003, between MedQuist Inc. and Philips Speech Processing GmbH

10.11.4#(1)	Amendment No. 4 to Licensing Agreement, dated as of September 1, 2004, between MedQuist Inc. and Philips Speech Processing GmbH

10.11.5#(1)	Amendment No. 5 to Licensing Agreement, dated as of December 30, 2005, between MedQuist Transcriptions, Ltd. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH

10.11.6#(1)	Amendment No. 6 to Licensing Agreement, dated as of February 13, 2007, between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH

10.11.7(17)	Amendment No. 7 to Licensing Agreement, dated as of November 10, 2009, between MedQuist Inc. and Nuance Communications, Inc. as the successor-in-interest to Philips Speech Recognition Systems GmbH

10.12##(17)	Third Amended and Restated OEM Supply Agreement dated November 10, 2009, between MedQuist Inc. and Nuance Communications, Inc. as the successor-in-interest to Philips Speech Recognition Systems GmbH

10.13*(1)	MedQuist Inc. Board of Directors Deferred Compensation Plan

10.14*(2)	Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers

10.14.1*(7)	First Amendment to the Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers

10.15*(4)	Indemnification Agreement, dated as of February 21, 2008 between MedQuist Inc. and Warren Pinckert

10.16*(8)	Employment Agreement by and between Peter Masanotti and MedQuist Inc., dated September 3, 2008

10.17#(9)	Transcription Services Agreement by and between MedQuist Transcriptions, Ltd. and CBay Systems & Services, Inc. dated April 3, 2009

No.	Description
10.18*(10)	Indemnification Agreement dated November 21, 2008 between MedQuist Inc. and Peter Masanotti

10.19*(11)	Amended and Restated Stock Option Agreement by and between Peter Masanotti and MedQuist Inc., dated March 2, 2009

10.21*(12)	Employment Agreement by and between Dominick Golio and MedQuist Inc. dated April 9, 2009

10.22*(9)	Employment Agreement by and between Kevin Piltz and MedQuist Inc. dated May 18, 2009

10.23(9)	Settlement and License Agreement by and between Anthurium Solutions, Inc. and MedQuist Inc. dated June 19, 2009

10.24*(13)	MedQuist Inc. Long-Term Incentive Plan adopted on August 27, 2009

10.25(13)	Credit Agreement by and among MedQuist Inc. and its subsidiaries, and Wells Fargo Foothill, LLC as the arranger and administrative agent and lender dated August 31, 2009

10.26(14)	Services Agreement by and between MedQuist Inc. and CBay Inc. dated September 19, 2009

10.27##(17)	Licensing Agreement by and between Nuance Communications, Inc. and MedQuist Inc. dated November 10, 2009

10.28(15)	Transcription Services Subcontracting Agreement by and between MedQuist Inc. and CBay Systems & Services, Inc. dated March 31, 2009

10.29(19)	Credit Agreement dated as April 22, 2010 among MedQuist Transcriptions, Ltd. as Borrower, MedQuist Inc. as Holdings, the Lenders and L/C Issuers party thereto, and General Electric Capital Corporation as Administrative Agent and Collateral Agent, CapitalSource Bank as Syndication Agent, and Fifth Third Bank as Documentation Agent.

10.30(20)	MedQuist Transcriptions, Ltd. Subordinated Promissory Note dated April 22, 2010

10.31##(20)	Sales & Services Agreement dated March 9, 2010 between MedQuist, Inc. and CBay Systems & Services, Inc.

10.32(21)	Employment Agreement between Anthony D. James and MedQuist, Inc. for the position of Co-Chief Operating Officer dated June 24, 2010

10.33##(24)	Amendment No. 1 to the Sales and Services Agreement, dated July 26, 2010 between MedQuist, Inc. and CBay Systems & Services, Inc.

10.34##(24)	Amendment No. 1 to the Subcontracting Agreement dated July 26, 2010, between MedQuist, Inc. and CBay Systems & Services, Inc.

10.35(22)	Settlement Agreement and Release dated August 12, 2010 between MedQuist Inc. and Kaiser Foundation Health Plan, Inc.

No.	Description
10.36(24)	First Amendment to Norcross, Georgia Office Lease Agreement dated as of March 1, 2009

10.37(24)	Second Amendment to Norcross, Georgia Office Lease Agreement dated as of August 1, 2009

10.38(23)	Senior Subordinated Note Purchase Agreement, dated September 30, 2010, between CBay Inc., CBay, the Company, MedQuist Transcriptions, Ltd., Blackrock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit, Inc. as Purchasers.

10.39(23)	Credit Agreement, dated October 1, 2010, between CBay Inc., the Company and MedQuist Transcriptions, Ltd., CBay, the lenders and L/C issuers, General Electric Capital Corporation, as administrative agent and collateral agent

10.40(25)	Appointed Anthony D. James as Chief Financial Officer of MedQuist Inc., dated November 22, 2010

10.41(26)	Licensing Agreement of Trade Name, dated as of Nov. 23, 2010, between MedQuist Inc. and CBaySystems Holdings Limited

10.42.1	Office Lease, dated June 2006, between Ford Motor Land Development Corporation and Spheris Operations Inc.

10.42.2	Amendment to Office Lease Agreement, dated March 27, 2009, between Carothers Office Acquisition LLC and Spheris Operations, Inc.

10.42.3	Assignment, Assumption and Agreement to Relinquish Office Space and Amendment to Office Lease Agreement, dated April 22, 2010 between Carothers Office Acquisition LLC and MedQuist Transcriptions, Ltd.

10.43(24)	First Amendment to Lease Agreement, dated March 1, 2009, by and between Atlanta Lakeside Real Estate, L.P. and MedQuist Transcriptions, Ltd.

10.44(24)	Second Amendment to Lease Agreement, effective August 1, 2009, by and between Atlanta Lakeside Real Estate, L.P. and MedQuist Transcriptions, Ltd.

21(1)	Subsidiaries of MedQuist Inc.

23	Consent of KPMG LLP

24	Power of Attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order for confidential treatment from SEC.

##	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on July 5, 2007

(2)	Incorporated by reference to our Current Report on Form 8-K filed on August 28, 2007

(3)	Incorporated by reference to our Current Report on Form 8-K filed on September 25, 2007

(4)	Incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008

(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008

(6)	Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2008

(7)	Incorporated by reference to our Current Report on Form 8-K filed on August 25, 2008

(8)	Incorporated by reference to our Current Report on Form 8-K filed on September 9, 2008

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on July 30, 2009

(10)	Incorporated by reference to our Current Report on Form 8-K filed on November 28, 2008

(11)	Incorporated by reference to our Current Report on Form 8-K filed on March 6, 2009

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 15, 2009

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2009

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 24, 2009

(15)	Incorporated by reference to our Current Report on Form 8-K filed on April 6, 2009

(16)	Incorporated by reference to our Current Report on Form 8-K filed on February 4, 2010

(17)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 12, 2010

(18)	Incorporated by reference to our Current Report on Form 8-K filed on April 21, 2010

(19)	Incorporated by reference to our Current Report on Form 8-K filed on April 28, 2010

(20)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2010

(21)	Incorporated by reference to our Current Report on Form 8-K filed on June 30, 2010

(22)	Incorporated by reference to our Current Report on Form 8-K filed on August 18, 2010

(23)	Incorporated by reference to our Current Report on Form 8-K filed on October 6, 2010

(24)	Incorporated by reference to our Quarterly Report on Form 8-Q filed on November 9, 2010

(25)	Incorporated by reference to our Current Report on Form 8-K filed on November 29, 2010

(26)	Incorporated by reference to our Current Report on Form 8-K filed on December 1, 2010

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedQuist Inc.
By:	/s/ PETER MASANOTTI
Peter Masanotti
President and Chief Executive Officer

Date: March 16, 2011
     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
     Each person, in so signing also makes, constitutes, and appoints Peter Masanotti and Anthony James, and each of them acting alone, as his or her true and lawful attorneys-in-fact, with full power of substitution, in his or her name, place, and stead, to execute and cause to be filed with the SEC any or all amendments to this report.

Signature	Capacity	Date

/s/ PETER MASANOTTI Peter Masanotti	President and Chief Executive Officer (Principal Executive Officer)	March 16. 2011

/s/ ANTHONY JAMES Anthony James	Chief Financial Officer (Principal Financial Officer)	March 16. 2011

/s/ JAMES BRENNAN James Brennan	Principal Accounting Officer	March 16. 2011

/s/ ROBERT AQUILINA Robert Aquilina	Non-Executive Chairman of the Board of Directors	March 16. 2011

/s/ FRANK BAKER Frank Baker	Director	March 16. 2011

/s/ PETER E. BERGER Peter E. Berger	Director	March 16. 2011

/s/ JOHN F. JASTREM John F. Jastrem	Director	March 16. 2011

/s/ COLIN J. O’BRIEN Colin J. O’Brien	Director	March 16. 2011

/s/ WARREN E. PINCKERT, II Warren E. Pinckert II	Director	March 16. 2011

/s/ MICHAEL SEEDMAN Michael Seedman	Director	March 16. 2011

/s/ ANDREW E. VOGEL Andrew E. Vogel	Director	March 16. 2011

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of MedQuist Inc.:
We have audited MedQuist Inc.’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MedQuist Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as of December 31, 2010. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, MedQuist Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MedQuist Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ (deficit) equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of MedQuist Inc.:
We have audited the accompanying consolidated balance sheets of MedQuist Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ (deficit) equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedQuist Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MedQuist Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2011

MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31 ,
	2010	2009	2008
Net revenues	$375,240	$307,200	$326,853

Operating costs and expenses:
Cost of revenues	249,571	206,265	230,375
Selling, general and administrative	37,070	33,441	47,520
Research and development	12,813	9,604	15,848
Depreciation and amortization	21,989	15,672	17,504
Cost of legal proceedings and settlements	3,603	14,843	19,738
Acquistion and integration related charges	7,007	1,263	—
Goodwill impairment charge	—	—	82,233
Restructuring charges	2,829	2,727	2,055

Total operating costs and expenses	334,882	283,815	415,273

Operating income (loss)	40,358	23,385	(88,420)

Gain on sale of investment	9,911	—	—
Equity in income of affiliated company	693	2,015	236
Other income	—	—	438
Loss on extinguishment of debt	(5,811)	—	—
Interest income (expense), net	(13,429)	(134)	2,438

Income (loss) before income taxes	31,722	25,266	(85,308)

Income tax provision (benefit)	671	1,975	(16,513)

Net income (loss)	$31,051	$23,291	$(68,795)

Net income (loss) per share:
Basic	$0.83	$0.62	$(1.83)

Diluted	$0.83	$0.62	$(1.83)

Weighted average shares outstanding:
Basic	37,556	37,556	37,549

Diluted	37,556	37,556	37,549

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$41,265	$25,216
Accounts receivable, net of allowance of $3,142 and $3,159, respectively	76,155	43,627
Income tax receivable	—	772
Other current assets	9,780	4,940

Total current assets	127,200	74,555

Property and equipment, net	14,135	11,772
Goodwill	88,982	40,813
Other intangible assets, net	79,860	36,307
Deferred income taxes	3,000	1,396
Other assets	10,741	9,818

Total assets	$323,918	$174,661

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long term debt	$20,000	$—
Accounts payable	6,785	8,687
Accrued expenses	27,106	21,490
Accrued compensation	11,136	12,432
Current portion of lease obligations	758	—
Related party payable	5,386	1,362
Deferred revenue	10,840	10,854

Total current liabilities	82,011	54,825
Long term debt	265,000	—

Deferred income taxes	6,066	3,240
Other non-current liabilities	1,442	1,848

Commitments and contingencies (Note 10)

Shareholders’ (deficit) equity:
Common stock — no par value; authorized 60,000 shares; 37,556 and 37,556 shares issued and outstanding, respectively	238,042	237,848
Accumulated deficit	(271,316)	(125,854)
Accumulated other comprehensive income	2,673	2,754

Total shareholders’ (deficit) equity	(30,601)	114,748

Total liabilities and shareholders’ (deficit) equity	$323,918	$174,661

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$31,051	$23,291	$(68,795)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	21,989	15,672	17,504
Loss on extinguishment of debt	5,811	—	—
Gain on sale and equity in income of affiliated company	(10,604)	(2,015)	(236)
Goodwill impairment charge	—	—	82,233
Deferred income taxes	(189)	1,857	(17,091)
Stock option expense	194	193	1,427
Non-cash interest expense	4,132	—	—
Provision for doubtful accounts	1,326	2,306	3,073
Loss on disposal of property and equipment	5	133	571
Changes in operating assets and liabilities:
Accounts receivable	(11,421)	4,529	(5,781)
Income tax receivable	769	(616)	661
Other current assets	(815)	3,391	(154)
Other non-current assets	(326)	25	134
Accounts payable	760	1,038	(5,557)
Accrued expenses	(3,014)	(1,198)	(12,701)
Accrued compensation	(5,126)	1,192	(3,559)
Deferred revenue	(91)	(4,939)	(272)
Other non-current liabilities	(493)	(307)	(211)

Net cash provided by (used in) operating activities	33,958	44,552	(8,754)

Investing activities:
Purchase of property and equipment	(5,824)	(4,932)	(6,574)
Proceeds from sale of investments	—	—	692
Capitalized software	(5,208)	(2,582)	(3,411)
Proceeds from sale of invest in affiliated company	19,469	—	—
Investment in affiliated company	—	(852)	—
Acquisitions, net of cash acquired	(98,661)	—	—

Net cash used in investing activities	(90,224)	(8,366)	(9,293)

Financing activities:
Net borrowings	385,000	—	—
Repayment of debt	(113,570)	—	—
Dividends paid	(176,513)	(49,949)	(103,279)
Debt issuance costs	(21,607)	(1,201)	—
Payments on lease obligations	(1,097)	—	68

Net cash provided by (used in) financing activities	72,213	(51,150)	(103,211)

Effect of exchange rate changes	102	262	(406)

Net increase (decrease) in cash and cash equivalents	16,049	(14,702)	(121,664)

Cash and cash equivalents — beginning of period	25,216	39,918	161,582

Cash and cash equivalents — end of period	$41,265	$25,216	$39,918

Supplemental cash flow information:

Cash paid for interest	$9,297	$—	$—

Cash paid for income taxes	$290	$234	$210

Accommodation payments paid with credits	$—	$103	$740

Non-cash debt incurred in connection with the Spheris acquisition	$13,570	$—	$—

Assets acquired using debt	$1,152	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Shareholders’ (Deficit) Equity and Other Comprehensive Income (Loss)
Years ended December 31, 2010, 2009 and 2008
(In thousands)

				Accumulated
			Retained	Other	Total
	Common Stock		Earnings	Comprehensive	Shareholders’
	Shares	Amount	(Deficit)	Income	(Deficit) Equity

Balance, January 1, 2008	37,544	$236,412	$72,876	$5,356	$314,644
Comprehensive loss:
Net loss	—	—	(68,795)	—	(68,795)
Foreign currency translation adjustments	—	—	—	(3,713)	(3,713)

Total comprehensive loss					(72,508)
Stock-based compensation expense	—	1,427	—	—	1,427
Cash dividend	—	—	(103,279)	—	(103,279)
Exercise of stock options	12	68	—	—	68

Balance, December 31, 2008	37,556	$237,907	$(99,198)	$1,643	$140,352

Comprehensive income:
Net income	—	—	23,291	—	23,291
Foreign currency translation adjustments	—	—	2	1,111	1,113

Total comprehensive income					24,404
Stock-based compensation expense	—	193	—	—	193
Cash dividend	—	—	(49,949)	—	(49,949)
Dilution of affiliated company	—	(252)	—	—	(252)

Balance, December 31, 2009	37,556	$237,848	$(125,854)	$2,754	$114,748

Comprehensive income:
Net income	—	—	31,051	—	31,051
Foreign currency translation adjustments	—	—		(81)	(81)

Total comprehensive income					30,970
Stock-based compensation expense	—	194	—	—	194
Cash dividend	—	—	(176,513)	—	(176,513)

Balance, December 31, 2010	37,556	$238,042	$(271,316)	$2,673	$(30,601)

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Description of the Business and Recent Developments
     We are a leading provider of integrated clinical documentation solutions for the U.S. healthcare system. Our end-to-end solutions convert physicians’ dictation of patient interactions, or the physician narrative, into a high quality and customized electronic record. These solutions integrate technologies and services for voice capture and transmission, automated speech recognition (ASR), medical transcription and editing, workflow automation, and document management and distribution to deliver a complete managed service for our customers. Our solutions enable hospitals, clinics, and physician practices to improve the quality of clinical data as well as accelerate and automate the documentation process, and we believe our solutions improve physician productivity and satisfaction, enhance revenue cycle performance, and facilitate the adoption and use of electronic health records.
Majority Owner
     On August 6, 2008, MedQuist Holdings Inc. (MedQuist Holdings), formerly CBaySystems Holdings Limited (CBaySystems Holdings), a company that is now publicly traded on The NASDAQ market with a portfolio of investments in medical transcription, which includes a company that competes in the medical transcription market, healthcare technology, and healthcare financial services, acquired a large interest in us from Koninklijke Philips Electronics N.V. (Philips).
     The Company’s consolidated financial statements do not include any components of purchase accounting, which was recorded at the MedQuist Holdings reporting level, and are presented on the historical basis of accounting.
     We paid cash dividends of $4.70 per share in 2010 and $1.33 per share in 2009.
Recent developments of Our Majority Owner
U.S. initial public offering
     On January 27, 2011, it changed its name from CBaySystems Holdings Limited to MedQuist Holdings Inc. and re-domiciled from a British Virgin Islands company to a Delaware corporation and authorized 300 million shares of common stock par value at $0.10 per share and 25 million shares of preferred stock at $0.10 par value per share. In connection with MedQuist Holdings’ re-domiciliation, MedQuist Holdings adjusted the number of its shares outstanding through a reverse share split pursuant to which every 4.5 shares of its common stock outstanding prior to its re-domiciliation was converted into one share of MedQuist Holdings’ common stock upon its re-domiciliation.
     In February 2011, MedQuist Holdings completed its U.S. initial public offering of common stock selling 3.0 million of its shares of common stock and 1.5 million shares of its common stock owned by selling shareholders at an offer price of $8.00 per share, resulting in gross proceeds to MedQuist Holdings of $24.0 million and net proceeds to MedQuist Holdings after underwriting fees of $22.3 million. MedQuist Holdings’ common stock is listed on The NASDAQ Global Market under the symbol “MEDH.”
Private Exchange
     Certain of our noncontrolling stockholders entered into an exchange agreement with MedQuist Holdings, whereby MedQuist Holdings issued 4.8 million shares of its common stock in exchange for 4.8 million shares of MedQuist Inc. common stock. This transaction is referred to as the Private Exchange. The Private Exchange was completed on February 11, 2011 and increased MedQuist Holdings’ ownership in MedQuist Inc. from 69.5% to 82.2%.
Registered Exchange Offer
In addition to the Private Exchange referred to above, in February 2011, MedQuist Holdings commenced its public exchange offer, or Registered Exchange Offer, to those of our noncontrolling stockholders who did not participate in the Private Exchange to exchange shares of MedQuist Holdings’ common stock for shares of MedQuist Inc. common stock. The Registered Exchange Offer expired on March 11, 2011. MedQuist Holdings accepted for, and consummated the exchange of, all MedQuist Inc. shares of common stock that were validly tendered in the Registered Exchange Offer. As a result of the Registered Exchange Offer, MedQuist Holdings increased its ownership interest in us from 82.2% to approximately 97%.
2. Significant Accounting Policies
     Principles of Consolidation
     Our consolidated financial statements include the accounts of MedQuist Inc. and its subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
     Revenue Recognition
     The majority of our revenues are derived from providing medical transcription and editing services. Revenues for medical transcription and editing services are recognized when the services are rendered. These services are based on contracted rates. The remainder of our revenues is derived from the sale of voice-capture and document management products including software, hardware and implementation, training and maintenance service related to these legacy products.
     We recognize software-related revenues using the residual method when vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more delivered elements. We allocate revenues to each undelivered element based on its respective fair value determined by the price charged when that element is sold separately or, for elements not yet sold separately, the price established by management if it is probable that the price will not change before the element is sold separately. We defer revenues for the undelivered elements including maintenance which is recognized over the contract period. Provided that the arrangement does not involve significant production, modification, or customization of the software, revenues are recognized when all of the following four criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.
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
     We periodically evaluate currently available information and adjust our accrued restructuring reserve as necessary. Changes in estimates are accounted for as restructuring costs or credits in the period identified.
     Research and Development Costs
     Research and development costs are expensed as incurred.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
     As of December 31, 2010, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $145 which is expected to be recognized over a weighted-average period of 1 year.
     We did not grant any stock options for years ended December 31, 2010 or 2009. In accordance with the terms of our Chief Executive Officer’s option agreement, in December 2010, the Compensation Committee approved an adjustment to the exercise price of our Chief Executive Officer’s options to account for the payment of extraordinary dividends in 2010 and 2009 to our shareholder’s.
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
     The table below reflects basic and diluted net income (loss) per share for the years ended December 31:

	2010	2009	2008
Net income (loss)	$31,051	$23,291	$(68,795)

Weighted average shares outstanding:
Basic	37,556	37,556	37,549
Effect of dilutive stock	—	—	—

Diluted	37,556	37,556	37,549

Net income (loss) per share:
Basic	$0.83	$0.62	$(1.83)
Diluted	$0.83	$0.62	$(1.83)
     The computation of diluted net income (loss) per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net loss per share. During 2008 we had a net loss. As a result, any assumed conversions would result in reducing the net loss per share and, therefore, are not included in the calculation. Shares having an anti-dilutive effect on net loss per share and, therefore, excluded from the calculation of diluted net loss per share, totaled 1,501 for the year ended December 31, 2008. For the years ended December 31. 2010, and 2009, 692, and 1,208 options, respectively, were excluded from the computation of diluted earnings per share as the options exercise price was greater than the average market price of the common stock during the respective period.
     Advertising Costs
     Advertising costs are expensed as incurred and for the years ended December 31, 2010, 2009 and 2008 were $918, $613 and $1,256, respectively.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     Cash and Cash Equivalents
     We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Our cash management and investment policies dictate that cash equivalents be limited to investment grade, highly liquid securities. We place our temporary cash investments with high-credit rated, quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Consequently, our cash equivalents are subject to potential credit risk. As of December 31, 2010 and 2009, cash equivalents consisted of money market investments. The carrying value of cash and cash equivalents approximates fair value.
     Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are recorded at the invoiced amount and do not bear interest. The carrying value of accounts receivable approximates fair value. The allowance for doubtful accounts is our best estimate for losses inherent in our accounts receivable portfolio.
     We estimate uncollectible amounts based upon our historical write-off experience, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic conditions. Historically, these estimates have been adequate to cover our accounts receivable exposure. We change the allowance if circumstances or economic conditions change.
     Product revenues for sales to end-user customers and resellers are recognized upon passage of title if all other revenue recognition criteria have been met. End-user customers generally do not have a right of return. We provide certain of our resellers and distributors with limited rights of return of our products. We reduce revenues for rights to return our products based upon our historical experience and have included an estimate of such credits in our allowance for doubtful accounts.
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
     Valuation of Long-Lived and Other Intangible Assets and Goodwill.
     In connection with acquisitions, we allocate portions of the purchase price to tangible and intangible assets, consisting primarily of acquired technologies, and customer relationships, agreements, with the remainder allocated to goodwill. We assess the realizability of goodwill and intangible assets with indefinite useful lives at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We have determined that the reporting unit level is our sole operating segment.
     Software Development Costs
     Software costs incurred in creating a computer software product are charged to expense when incurred as research and development until technical feasibility has been established. Technical feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. The time between attaining technological feasibility and completion of software development has been short.
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

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     Intangible assets include certain assets (primarily customer lists) obtained from business acquisitions and are being amortized using the straight-line method over their estimated useful lives which range from three to 20 years.
     Foreign Currency
     Our operating subsidiaries in the United Kingdom and Canada use the local currency as their functional currency. We translate the assets and liabilities of those entities into U.S. dollars using the month-end exchange rate. We translate revenues and expenses using the average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded in accumulated other comprehensive income within shareholders’ equity. Gains and losses from foreign currency transactions are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations, and were not material for the years ended December 31, 2010, 2009 and 2008, respectively.
     Business Enterprise Segments
     We operate in one reportable operating segment which is clinical documentation technology and services.
     Concentration of Risk, Geographic Data and Enterprise-wide Disclosures
     No single customer accounted for more than 10% of our net revenues in any period. There is no single geographic area of significant concentration other than the United States.
     The following table summarizes the net revenues by the categories of our products and services as a percentage of our total net revenues.

	2010	2009	2008
Medical transcription	89.5%	85.7%	84.9%
Other	10.5%	14.3%	15.1%

Total	100.0%	100.0%	100.0%

     Other includes product, maintenance, medical coding, application service provider and other miscellaneous revenues.
     Fair Value of Financial Instruments
     Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt are reflected in the accompanying consolidated balance sheets at carrying values which approximate fair value.
     Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of Net income (loss) and Other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments. Other comprehensive income (loss) and comprehensive income (loss) are displayed separately in the Consolidated Statements of Shareholders’ (Deficit) Equity and Other Comprehensive Income (Loss).
     Acquisition and Integration related charges
     We expense costs incurred for acquisitions and related integration activities in the period incurred. This includes legal, investment banking, accounting, tax and other consulting, as well as any internal costs.
     Recent Accounting Pronouncements
     In September 2009, the Financial Accounting Standards Board ratified two consensuses affecting revenue recognition:
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

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
     The second consensus, Software-Revenue Recognition addresses the accounting for transactions involving software to exclude from its scope tangible products that contain both software and non-software and not-software components that function together to deliver a products functionality.
     The consensuses are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The standards were adopted in the first quarter of 2011 and will not have a material impact on our results of operations or our financial position.
3. Acquisition of Spheris Assets in the United States
     On April 22, 2010, we and our majority shareholder, MedQuist Holdings, completed the acquisition of substantially all of the assets of Spheris and certain of its affiliates, pursuant to the terms of a Stock and Asset Purchase Agreement. This acquisition provided substantial incremental volume growth and also provided opportunities for operating efficiencies and operating margin expansion. See Note 9, Accrued Expenses for further discussion of our 2010 restructuring plan approved by management to realize some of these savings. The acquisition was funded from the proceeds of credit facilities entered into in connection with the acquisition.
     The following unaudited pro forma summary presents the consolidated information of the Company as if the business combination had occurred at the beginning of each period.

	Pro Forma Year Ended
	December 31,
	2010	2009
Net revenues	$418,611	$463,796
Net income	$35,594	$24,369
Net income per share (Basic)	$0.95	$0.65
Net income per share (Diluted)	$0.95	$0.65
     These amounts have been calculated after applying our accounting policies and adjusting the results of Spheris to reflect the additional amortization of intangibles that would have been charged assuming the fair value adjustments to intangible assets had been applied from the beginning of the annual period being reported on, and the additional interest expense assuming the acquisition related debt had been incurred at the beginning of the period being reported on and including the related tax effects. The acquired business contributed net revenues of $88.1 million for the period April 22, 2010 to December 31, 2010.
     The following table summarizes the consideration transferred by us to acquire the domestic assets of Spheris, and the amounts of identified assets acquired and liabilities assumed at the acquisition date.

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

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The related amortization period is shown below:

Amortization
Period
Developed technology	9 years
Customer relationships	8 years
Trademarks and trade names	4 years
Goodwill	indefinite
     The amounts and lives of the identified intangibles other than goodwill were valued at fair value. The analysis included a combination of the cost approach and an income approach. We used discount rates from 15% to 17%. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to occur after the Spheris acquisition. The goodwill and intangible assets are deductible for tax purposes. We have performed a review of Spheris’s accounting policies and procedures. As a result of that review, we did not identify any differences between the accounting policies and procedures of the two companies that, when conformed, would have a material impact on the future operating results.
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
4. Debt
     Debt consisted of the following:

December 31,
2010
Senior Secured Credit Facility consisting of:
Term loan	$200,000
Revolving credit facility	—
Senior Subordinated Notes	85,000

285,000
Less current portion	(20,000)

Long term debt	$265,000

     There was no debt outstanding at December 31, 2009.
     On October 1, 2010, we entered into a senior secured credit facility (the Senior Secured Credit Facility), with certain lenders and General Electric Capital Corporation, as Administrative Agent. The Senior Secured Credit Facility contains a number of significant covenants and consists of $225.0 million in senior secured credit facilities comprised of:

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
•	a $200.0 million term loan, advanced in one drawing on October 14, 2010 (the Closing Date), with a term of five years, repayable in equal quarterly installments of $5.0 million, commencing on the first day of the first fiscal quarter beginning after the Closing Date, with the balance payable at maturity; and

•	a $25.0 million revolving credit facility under which borrowings may be made from time to time during the period from the Closing Date until the fifth anniversary of the Closing Date. The revolving facility includes a $5.0 million letter of credit sub-facility and a $5.0 million swing line loan sub-facility.
     The borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the co-borrowers’ option, either (a) a base rate determined by reference to the highest of (1) the rate last quoted by the Wall Street Journal as the “Prime Rate” in the United States, (2) the federal funds rate plus 1/2 of 1% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) the higher of (1) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs and (2) 1.75%. The applicable margin is 4.50% with respect to base rate borrowings and 5.50% with respect to LIBOR borrowings. At December 31, 2010 the borrowings had an interest rate of 7.25%.
     The loans are secured by substantially all of our assets and are guaranteed by MedQuist Holdings. The agreements contain customary covenants, including reporting and notification and acquisitions. The financial covenants are calculated on a consolidated basis for MedQuist Holdings. and its subsidiaries (including us), and include a Senior Leverage Ratio, Total Leverage Ratio, and an Interest Coverage Ratio. As of December 31, 2010 we believe we were in compliance. The loans have customary cross default provisions.
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
     Proceeds from the Senior Secured Credit Facility and the Senior Subordinated Notes were used to repay $80.0 million of our indebtedness under the GE Credit Agreement, as defined below, plus interest, to repay $13.6 million of our indebtedness under the Subordinated Promissory Note, as defined below, plus interest, and to pay a $176.5 million special cash dividend to our shareholders.
     We incurred $15.5 million of costs in connection with the financing, and there were remaining unamortized costs from the prior financing. In connection with the refinancing, we evaluated whether the prior facilities had been modified or extinguished. We recorded an extinguishment loss of $5.8 million. At December 31, 2010, we had remaining deferred costs of $10.2 million recorded in other noncurrent assets and $3.1 million recorded in other current assets.
     In connection with the Spheris acquisition in April 2010, MedQuist Transcriptions, Ltd., a subsidiary of MedQuist Inc. (MedQuist Transcriptions), and certain other subsidiaries of MedQuist Inc. (collectively, the Loan Parties) entered into a credit agreement (the GE Credit Agreement) with General Electric Capital Corporation, CapitalSource Bank, and Fifth Third Bank. The GE Credit Agreement provided for up to $100.0 million in senior secured credit facilities, consisting of a $50.0 million term loan, and a revolving credit facility of up to $50.0 million. The credit facilities were secured by a first priority lien on substantially all of the property of the Loan Parties. Amounts borrowed under the GE Credit Agreement incurred interest at a rate selected by MedQuist Transcriptions equal to the Base Rate or the Eurodollar Rate (each as defined in the GE Credit Agreement) plus a margin, all as more fully set forth in the GE Credit Agreement. We incurred $6.1 million in costs in connection with the GE Credit Agreement of which $4.8 million had not been amortized by the time of the refinance in October 2010.
     When we entered into the GE Credit Agreement, we terminated the five-year $25.0 million revolving credit agreement with Wells Fargo Foothill, LLC (the Wells Credit Agreement) that we entered into on August 31, 2009. We never borrowed under the Wells

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Credit Agreement. In 2010, we wrote off deferred financing fees of $1.1 million and incurred termination fees of $0.6 million in connection with the termination of this facility. Such costs are included in interest expense in the accompanying consolidated statements of operations.
     In connection with the Spheris acquisition, we entered into a subordinated promissory note with Spheris (the Spheris Subordinated Promissory Note). The loan was scheduled to mature in five years from the date of the acquisition. The face amount of the Spheris Subordinated Promissory Note totaled $17.5 million with provisions for prepayment at discounted amounts, ranging from 77.5% of the principal if paid within six months, 87.5% from six to nine months, 97.5% from nine to twelve months, 102.0% by year two, 101.0% by year three and 100.0% thereafter. For purposes of the purchase price allocation, the note was discounted at 77.5% of the principal ($13.6 million). This note was a non-cash transaction. The fair value of the note was determined through the use of a Monte Carlo model which is Level 3 in the Fair Value hierarchy based upon significant unobservable inputs. The Subordinated Promissory Note was paid in full as noted above.
     The Spheris Subordinated Promissory Note had stated interest rates of 8.0% for the first six months, 9.0% from six to nine months, and 12.5% thereafter of which 2.5% may be paid by increasing the principal amount. Payments of interest are made semi-annually on each six month anniversary of the acquisition. For financial statement purposes the interest has been calculated using the average interest rates over the term of the Subordinated Promissory Note. As discussed above, we paid off all amounts outstanding, at 77.5% of the face value, plus accrued interest under the Subordinated Promissory Note thus extinguishing the note.
     The aggregate maturities of long-term obligations are as follows:

2011	$20,000
2012	$20,000
2013	$20,000
2014	$20,000
2015	$120,000
2016	$85,000

$285,000

     In January 2011 we made an optional prepayment of $20.0 million in addition to the $5.0 million due under the Senior Secured Credit Facility.
5. Allowance for Doubtful Accounts

	Balance at	Charges to	Doubtful	Balance at
	Beginning	Revenues and	Accounts	End of
	of Period	and Expenses	Written Off	Period
December 31, 2008	$4,359	3,073	(2,630)	$4,802
December 31, 2009	$4,802	2,306	(3,949)	$3,159
December 31, 2010	$3,159	1,326	(1,343)	$3,142
     Substantially all of the charges relate to revenues.
6. Property and Equipment
     Property and equipment consisted of the following as of December 31:

	2010	2009
Computer equipment	$37,729	$32,404
Communication equipment	5,914	5,447
Software	20,994	18,743
Furniture and office equipment	1,674	1,357
Leasehold improvements	5,368	2,703

Total property and equipment	71,679	60,654
Less: accumulated depreciation	(57,544)	(48,882)

Property and equipment, net	$14,135	$11,772

     Depreciation expense was $10.1 million in 2010, $9.5 million in 2009 and $12.0 million in 2008.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
7. Goodwill and Other Intangible Assets
Goodwill
     The changes in the carrying amount of goodwill for the year ended December 31, 2010 and 2009 are as follows:

	2010	2009
Balance as of January 1,
Goodwill	$123,046	$122,778
Accumulated impairment losses	(82,233)	(82,233)

	40,813	40,545
Goodwill from Spheris acquisition	48,165
Foreign currency adjustments	4	268

Balance at December 31,

Goodwill	171,215	123,046
Accumulated impairment losses	(82,233)	(82,233)

Goodwill at December 31,	$88,982	$40,813

     We tested goodwill for impairment during the fourth quarter of 2010 and 2009 and determined that the fair value of the reporting unit substantially exceeded the carrying value based upon our market capitalization. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the discounted cash flow analyses were based on our internal business model for 2010 and, for years beyond 2010 the growth rates we used were an estimate of the future growth in the industry in which we participate. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated cost of capital, which we determined based on our estimated cost of capital relative to our capital structure. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. In 2008, our analysis indicated that the reporting unit fair value was below our book value. The test for impairment of goodwill is a two-step process:
•	First, we compare the carrying amount of our reporting unit, which is the book value of our entire company, to the fair value of our reporting unit. If the carrying amount of our reporting unit exceeds its fair value, we have to perform the second step of the process. If not, no further testing is needed. In the fourth quarter of 2008 we determined that the carrying amount of our reporting unit exceeded the fair value and accordingly performed the second step in the analysis.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
•	If the second part of the analysis is required, we allocate the fair value of our reporting unit to all assets and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. We then compare the implied fair value of our reporting unit’s goodwill to its carrying amount. If the carrying amount of our goodwill exceeds its implied fair value, we recognize an impairment loss in an amount equal to that excess. In the fourth quarter of 2008, the carrying value of goodwill exceeded its implied fair value and accordingly we recorded a non-cash, pre-tax impairment charge of $82.2 million.
Other Intangible Assets
     Some of the events that we consider as impairment indicators for our long-lived assets are:
•	our net book value compared to our fair value;

•	significant adverse economic and industry trends;

•	significant decrease in the market value of the asset;

•	the extent that we use an asset or changes in the manner that we use it;

•	significant changes to the asset since we acquired it; and

•	other changes in circumstances that potentially indicate all or a portion of the company will be sold.
     During 2010, 2009 and 2008 we reviewed the carrying value of our long lived assets other than goodwill and determined that the carrying amounts of such assets was less than the undiscounted cash flows and accordingly no impairment charge was recorded.
     As of December 31, other intangible asset balances were:

	2010
		Accumulated	Net book
	Cost	Amortization	Value
Customer lists	$114,525	$(54,780)	$59,745
Trademarks and trade names	1,640	(283)	1,357
Internal use software	15,839	(7,598)	8,241
Acquired technology	11,390	(873)	10,517

Total	$143,394	$(63,534)	$79,860

	2009
		Accumulated	Net book
	Cost	Amortization	Value
Customer lists	$77,277	$(46,836)	$30,441
Internal use software	10,625	(4,759)	5,866

Total	$87,902	$(51,595)	$36,307

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     The estimated useful life and the weighted average remaining lives of the intangible assets as of December 31, 2010 were as follows:

	Estimated	Weighted Average
	Useful Life	Remaining Lives
Customer lists	10-20 years	8 years
Trademarks and trade names	4 years	3 years
Capitalized software	3 years	2 years
Estimated annual amortization expense for intangible assets is as follows:

2011	$14,780
2012	12,713
2013	10,447
2014	9,268
2015	8,768
Thereafter	23,884

Total	$79,860

     Amortization of intangible assets was $11.9 million in 2010, $6.2 million in 2009 and $5.6 million in 2008.
8. Contractual Obligations
     Leases
     Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent and landlord incentives. Rental expense for operating leases for the years ended December 31, 2010, 2009 and 2008 was $3,645, $2,991 and $3,201, respectively. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2010 were:

Total
2011	$4,947
2012	4,848
2013	4,497
2014	2,464
2015 and thereafter	2,267

Total minimum lease payments	$19,023

     Other Contractual Obligations
     The following summarizes our other contractual obligations as of December 31, 2010:

			Severance and Other
	Total	Purchase	Obligations
2011	$11,774	$8,567	$3,207
2012	8,248	8,013	235
2013	4,042	3,807	235
2014	1,170	924	246
2015 and thereafter	21	—	21

Total	$25,255	$21,311	$3,944

     Purchase obligations represent telecommunication contracts, software development and other recurring purchase obligations.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     We have agreements with certain of our executive officers that provide for severance payments to the employee in the event the employee is terminated without cause. The maximum cash exposure under these agreements was approximately $2.5 million at December 31, 2010.
9. Accrued Expenses
     Accrued expenses consisted of the following as of December 31:

	2010	2009
Customer Accommodations	$10,387	$11,635
Accrued Interest	5,593	—
Restructure	2,214	2,063
Other (No item exceeds 5% of current liabilities)	8,912	7,792

Total accrued expenses	$27,106	$21,490

     In November 2003, one of our employees raised allegations that we had engaged in improper billing practices. In response, our board of directors undertook an independent review of these allegations (Review). In response to our customers’ concern over the public disclosure of certain findings from the Review, we took action in the fourth quarter of 2005 to avoid unnecessary litigation, which preserved and solidified our customer business relationships by offering a financial accommodation to certain of our customers
     In connection with our decision to offer financial accommodations to certain of our customers (Accommodation Customers), we analyzed our historical billing information and the available report-level data (Management’s Billing Assessment) to develop individualized accommodation offers to be made to Accommodation Customers (Accommodation Analysis). Based on the Accommodation Analysis, our board of directors authorized management to make cash or credit accommodation offers to
     Accommodation Customers. By accepting our accommodation offer, the customer agreed, among other things, to release us from any and all claims and liability regarding the billing related issues.
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
     The following is a summary of the financial statement activity related to the customer accommodation.

	2010	2009
Beginning balance	$11,635	$12,055
Payments and other adjustments	(1,248)	(317)
Credits	—	(103)

Ending balance	$10,387	$11,635

10. Commitments and Contingencies
Kaiser Litigation
     On June 6, 2008, plaintiffs Kaiser Foundation Health Plan, Inc. and affiliates (collectively, Kaiser) filed suit against us in the Superior Court of the State of California related to our billing practices.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
          In July 2010, the parties reached a settlement of the litigation whereby we made a payment of $2.0 million to resolve all of Kaiser’s claims. Neither we, nor Kaiser, admitted to any liability or wrongdoing in connection with the settlement. Of this amount, $1.1 million was included in accrued expenses at December 31, 2009 and we expensed an additional $0.9 million during 2010.
Kahn Putative Class Action
          In 2008, one of our shareholders filed a shareholder putative class action lawsuit against us, Koninklijke Philips Electronics N.V. (Philips), our former majority shareholder and four of our former non-independent directors. We are no longer a defendant in this matter, but we are monitoring the matter since it involves claims against our former directors.
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
Shareholder Litigation
     On February 8, 2011 and February 10, 2011, plaintiffs Victor N. Metallo and Joseph F. Lawrence, respectively, filed purported shareholder class action complaints in the Superior Court of New Jersey, Burlington County (Chancery Division) (the Shareholder Litigation). In their complaints, the plaintiffs purported to be shareholders of MedQuist Inc. and sought to represent a class of our minority shareholders in pursuit of claims against us, the members of our board of directors and MedQuist Holdings.
     Plaintiffs alleged that the defendants breached certain fiduciary duties they owed to minority shareholders of MedQuist Inc. in connection with the structuring and disclosure of the Registered Exchange Offer. Among other things, the plaintiffs alleged that (a) the Registered Exchange Offer is procedurally and financially unfair, (b) the January 21, 2011 and February 16, 2011 Schedules 14D-9 that we filed with the SEC and the February 3, 2011 Prospectus that MedQuist Holdings filed with the SEC are materially misleading and incomplete, and (c) the Registered Exchange Offer was structured by the defendants in order to circumvent the provisions of the New Jersey Shareholders’ Protection Act. Plaintiffs sought, among other things, preliminary and permanent injunctive relief enjoining consummation of the Registered Exchange Offer, unspecified damages, pre- and post-judgment interest and attorneys’ fees and costs. The two Plaintiff actions were consolidated on February 22, 2011 under the caption In Re: MedQuist Inc. Shareholder Litigation, Docket Number C-018-11.
     On March 4, 2011, the parties entered into a memorandum of understanding (the MOU) that outlined the material terms of the Shareholder Litigation. Under the terms of the MOU, we agreed to extend the expiration of the Registered Exchange Offer until 5:00 p.m., New York City time, on Friday, March 11, 2011 and further agreed that if, as a result of the Registered Exchange Offer, MedQuist Holdings obtained ownership of at least 90% of the outstanding common stock of MedQuist Inc., MedQuist Holdings will conduct a short-form merger under applicable law to acquire the remaining shares of MedQuist Inc. common stock that MedQuist Holdings does not currently own at the same exchange ratio applicable under the Registered Exchange Offer. We agreed to make certain supplemental disclosures concerning the Registered Exchange Offer, which were contained in an amendment to Schedule 14D-9 that we filed with the SEC on March 7, 2011. The settlement of the Shareholder Litigation is conditioned upon, among other things, execution of a Stipulation of Settlement, notice to all class members, a fairness hearing and final approval of the settlement by the court.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
SEC Investigation of Former Officer
     With respect to our historical billing practices, the SEC is pursuing civil litigation against our former chief financial officer, whose employment with us ended in July 2004. Pursuant to our bylaws, we have been providing indemnification for the legal fees for our former chief financial officer. In February 2011, we entered into a settlement agreement with our former chief financial officer and such settlement agreement is dependent on the individual settling with the SEC. In February 2010, one of our current employees, who was our former Controller but who does not currently serve in a senior management or financial reporting oversight role, reached a settlement agreement with the SEC in connection with the civil litigation that the SEC had brought against him in connection with our historical billing practices.
11. Stock Option Plans
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
     Information with respect to our common stock options is as follows:

		Weighted	Weighted Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding, January 1, 2008	2,359	$31.08
Granted	296	$11.20
Exercised	(12)	$2.71
Forfeited	(827)	$29.10

Outstanding, December 31, 2008	1,816	$23.34
Granted	—	$—
Exercised	—	$—
Forfeited	(553)	$22.57

Outstanding, December 31, 2009	1,263	$24.47	3.3	$—

Granted	—	$—
Exercised	—	$—
Forfeited	(261)	$44.84

Outstanding, December 31, 2010	1,002	$17.39	3.0	$1,902

Exercisable, December 31, 2010	903	$19.05	2.5	$1,268

Options vested and expected to vest as of December 31, 2010	1,002	$17.39	3.0	$1,902
          The computation of diluted net income (loss) per share does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on diluted net income (loss) per share. For the years ended December 31. 2010, and 2009, 692 and 1,262 options, respectively, were excluded from the computation of diluted earnings per share as the options exercise price was greater than the average market price of the common stock during the respective period. During 2008 we had a net loss. As a result, any assumed conversions would result in reducing the net loss per share and, therefore, are not included in the calculation. Shares having an anti-dilutive effect on net loss per share and, therefore, excluded from the calculation of diluted net loss per share, totaled 1,501 for the year ended December 31, 2008.
     The aggregate intrinsic value is calculated using the difference between the closing stock price on the last trading day of 2010 and the option exercise price, multiplied by the number of in-the-money options. As of December 31, 2010, 296 options were in the money.
     There were no options granted or exercised in 2010 or 2009. There were 296 options granted and 12 options exercised in 2008. In the first quarter of 2009, we modified the options previously granted in the third quarter of 2008 to our Chief Executive Officer. The grant price was increased from $4.85 per share to $8.25 per share by a committee of our Board of Directors. There was no incremental cost of the modification. We estimated fair value for the modified option grant as of the date of the modification by applying the Black-Scholes option pricing valuation model. The application of this model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The key assumptions used in determining the fair value of the options modified in the

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
first quarter of 2009 were:

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
     In the fourth quarter of 2010, in accordance with the terms of the option, the Compensation Committee approved an adjustment to the exercise price of the Chief Executive Officer’s option from $8.25 per share to $2.22 per share to account for the payment of an extraordinary dividend of $1.33 per share in September 2009 and $4.70 per share in October 2010 to our shareholders. There was no incremental cost of the adjustment.
     The weighted average grant date fair value of options modified in the fourth quarter of 2010 was $7.28 per share.
     A summary of outstanding and exercisable options as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(in years)	Price	of Shares	Price
$2.22-$10.00	296	7.8	$2.22	197	$2.22
$10.01-$20.00	222	1.6	$17.16	222	$17.16
$20.01-$30.00	452	0.8	$26.29	452	$26.29
$30.01-$40.00	29	0.0	$32.36	29	$32.36
$40.01-$70.00	3	0.1	$44.21	3	$44.21

	1,002	3.0	$17.39	903	$19.05

     No options were granted or exercised in 2010 or 2009. There were 12 options exercised in 2008.
     The total fair value of shares vested during 2010 and 2009 was $193 and $193, respectively. The change in ownership which occurred on August 6, 2008 was a change in control as defined in the employment agreements for certain option holders. This resulted in the immediate vesting of previously unvested stock options. All previously unamortized stock option compensation expense related to such stock options was recognized as of August 6, 2008 resulting in a charge of approximately $1,060. Also recorded in 2008 was stock option compensation expense of $367, not related to the change in control.
     As of December 31, 2010, there were 994 additional options available for grant under our stock option plans.
     For the years ended December 31, 2010, 2009 and 2008, $194, $193 and $937, respectively, was included as selling, general and administrative expenses and $0, $0 and $402 was included in research and development expenses in the accompanying consolidated statements of operations related specifically to these options granted to certain executive officers.
     On August 27, 2009, our board of directors, upon the recommendation of its compensation committee, approved the MedQuist Inc. Long-Term Incentive Plan. The Incentive Plan is designed to encourage and reward the creation of long-term equity value by certain members of our senior management team. The executives and key employees will be selected by the Compensation Committee

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
and will be eligible to participate in the Incentive Plan. During the third quarter of 2010, the Compensation Committee awarded grants under the Long Term Incentive Plan. In December 2010, the Compensation Committee approved the terms and conditions of the plan. As of December 2010 no amounts have been recorded as compensation expense under the Long Term Incentive Plan as the amounts were not material.
12. Income Taxes
     The sources of income (loss) before income taxes and the income tax provision (benefit) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Income (loss) before income taxes:
Domestic	$30,278	$24,314	$(83,876)
Foreign	1,444	952	(1,432)

Income (loss) before income taxes	$31,722	$25,266	$(85,308)

Current income tax provision:
Federal	$(12)	$(660)	$107
State and local	296	131	216
Foreign	576	647	255

Current income tax provision	860	118	578

Deferred income tax provision (benefit):
Federal	858	1,724	(15,694)
State and local	630	235	(2,379)
Foreign	(1,677)	(102)	982

Deferred income tax provision (benefit)	(189)	1,857	(17,091)

Income tax provision (benefit)	$671	$1,975	$(16,513)

     The reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	1.7	0.9	3.9
Valuation allowance	(35.9)	(29.8)	(10.4)
Goodwill impairment	—	—	(7.6)
Impact of foreign operations	2.5	3.2	(0.4)
Adjustments to tax reserves	(1.3)	(0.3)	0.2
Permanent differences	0.1	(0.9)	(0.3)
Other	—	(0.3)	(1.0)

Effective income tax rate	2.1%	7.8%	19.4%

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2010, 2009 and 2008 were as follows:

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2010	2009	2008
Deferred tax assets:
Foreign net operating loss carry forwards	$1,659	$1,957	$1,892
Domestic net operating loss carry forwards	38,336	48,397	47,694
Accounts receivable	1,227	1,226	1,859
Property and equipment	2,093	2,020	1,563
Intangibles	11,308	12,784	20,976
Employee compensation and benefit plans	2,823	1,555	1,149
Deferred compensation	—	—	168
Customer accommodation	3,470	4,515	4,668
Accruals and reserves	2,250	2,805	3,613
Other	5,107	2,554	2,129

Total gross deferred tax assets	68,273	77,813	85,711
Less: Valuation allowance	(63,268)	(74,641)	(81,785)

Total deferred tax assets	5,005	3,172	3,926

Deferred tax liabilities:
Intangibles	(5,731)	(3,925)	(2,907)
Other	(1,189)	(1,095)	(1,265)

Total deferred tax liabilities	(6,920)	(5,020)	(4,172)

Net deferred tax liability	$(1,915)	$(1,848)	$(246)

     As of December 31, 2010, we had federal net operating loss carry forwards of approximately $78 million which will begin to expire in 2026 and 2028.
     As of December 31, 2010 and 2009, we had state net operating loss (NOL) carry forwards of approximately $216 million and $225 million, respectively, which will expire between 2011 and 2029. In addition, we have foreign NOL carry forwards of approximately $10 million, which do not expire. Utilization of the NOL carry forwards will be subject to an annual limitation in future years as a result of the change in ownership as defined by Section 382 of the Internal Revenue Code and similar state provisions. We performed an analysis on the annual limitation as a result of the ownership change that occurred in 2008. As a result of this analysis, the annual limitation in future years would not prevent us from using the federal NOL carry forwards before their respective expiration periods.
     During 2010, we reduced a portion of our valuation allowance against our deferred tax assets generated in foreign tax jurisdictions based on management’s assessment of future earnings available to utilize these deferred tax assets. As a result of the release of the valuation allowance, we recognized a foreign deferred tax benefit of $1,310.
     After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that a majority of the domestic deferred tax assets would not be realized. As of December 31, 2010, this valuation allowance has been decreased from $73.3 million to $63.3 million. Although management currently believes that a valuation allowance is required at December 31, 2010, it is at least reasonably possible that this belief could change in the near term, resulting in the release of all or a substantial portion of the valuation allowance.
     Domestic net deferred tax assets were recognized to the extent that objective positive evidence existed with respect to their future utilization. The objective positive evidence included the potential to carry back any losses generated by the deferred tax assets in the future as well as income expected to be recognized due to the reversal of deferred tax liabilities as of December 31, 2010. In analyzing deferred tax liabilities as a source for potential income for purposes of recognizing deferred tax assets, the deferred tax liabilities related to excess book basis in goodwill over tax basis in goodwill were considered a source of future income for benefiting deferred tax assets with indefinite lives only due to the indefinite life and uncertainty of reversal of these liabilities during the same period as the non-indefinite life deferred tax assets.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Our consolidated income tax expense for the years ended December 31, 2010 and December 31, 2009 consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable year as well as state and foreign income taxes. Our consolidated income tax benefit for the year ended December 31, 2008 consists primarily of the reversal of $18.5 million of deferred tax liabilities associated with indefinite life intangible assets related to goodwill which was impaired in 2008, offset by state and foreign income tax expense.
     We provide reserves for income taxes in accordance with the guidance contained in ASC 740 for uncertainty in taxes. ASC 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return and utilizes a two-step approach for evaluating uncertain tax positions. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.
     The total amount of unrecognized tax benefits as of December 31, 2010 was $4,657 which includes $116 of accrued interest related to unrecognized income tax benefits which we recognize as a component of the provision for income taxes. Of the $4,657 unrecognized tax benefits, $4,152 relates to tax positions which if recognized would impact the effective tax rate, not considering the impact of any valuation allowance. Of the $4,152, $3,503 is attributable to uncertain tax positions with respect to certain deferred tax assets which if recognized would currently be offset by a full valuation allowance due to the fact that at the current time it is more likely than not that these assets would not be recognized due to a lack of sufficient projected income in the future.
     We file income tax returns in the U.S. federal jurisdiction, all U.S. states which require income tax returns, and foreign jurisdictions. Due to the nature of our operations, no state or foreign jurisdiction is individually significant. With limited exceptions we are no longer subject to examination by U.S. federal or states jurisdictions for years prior to 2007. The Internal Revenue Service concluded its federal tax audit for years 2003 through 2006 with no material adjustments. We are no longer subject to examination by the UK federal jurisdiction for years prior to 2008. We do have various state tax audits and appeals in process at any given time.
     The following is a roll-forward of the changes in our unrecognized tax benefits:

Total unrecognized tax benefits as of January 1, 2010	$4,831
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	(2)

Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	—

Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	575

Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(826)
Reduction to unrecognized tax benefits as a result of a lapse of applicable statute of limitations	(38)

Total unrecognized tax benefits as of December 31, 2010	$4,540

Total unrecognized tax benefits that would impact the effective tax rate if recognized	$4,152

Total amount of interest and penalties recognized in the accompanying consolidated statement of operations for the year ended December 31, 2010	$(239)

Total amount of interest and penalties recognized in the accompanying consolidated balance sheet as of December 31, 2010	$116

     We anticipate decreases in unrecognized tax benefits of approximately $118 related to state statutes of limitations expiring during 2011. Our unrecognized tax benefits are expected to change in 2011. However, we do not anticipate any significant increases or decreases within the next twelve months.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
13. Employee Benefit Plans
  401(k) Plan
     We maintain a tax-qualified retirement plan named the MedQuist 401(k) Plan (401(k) Plan) that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Our 401(k) Plan allows eligible employees to contribute up to 25% of their annual eligible compensation on a pre-tax basis, subject to applicable Internal Revenue Code limits. Elective deferral contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directives. Employee elective deferrals are 100% vested at all times. Our 401(k) Plan provides that we may make a discretionary matching contribution to the participants in the 401(k) Plan. We did not match the employee contributions for the years ended December 31, 2010, 2009 and 2008.
14. Related-Party Transactions
     MedQuist Holdings had an approximately 69.5% ownership interest in us at December 31, 2010.
     We have an agreement with a wholly-owned subsidiary of MedQuist Holdings, CBay Systems & Services, Inc. (CBay Services), under which we outsource medical transcription services. We incurred expenses of $34,038, $6,798 and $283 for the years ended December 31, 2010, 2009 and 2008. All medical transcription expenses were recorded in Cost of revenues in the accompanying consolidated statements of operations. We recorded other expense of $541 in 2010 recorded in research and development.
     We also have a subcontracting agreement (Subcontracting Agreement) with CBay Services, pursuant to which CBay Services subcontracts medical transcription, editing and related services to us. For the years ended December 31, 2010, 2009 and 2008, we recorded revenue of $2,292, $1,483, and $0, respectively.
     We have a Management Services Agreement with CBay Inc, pursuant to which certain senior executives and directors of CBay Inc. provide certain advisory and consulting services. The Management Services Agreement provides that, in consideration of the management services rendered by CBay Inc. to us since July 1, 2009 we pay CBay Inc. a quarterly services fee equal to $350, payable in arrears. For the years ended December 31, 2010 and 2009, and 2008, we incurred $1.4 million, $1.4 million, and $0 in services expenses with CBay Inc. All Management Services Agreement costs incurred have been recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.
     The Related party payable of $5.4 million and $1.4 million at December 31, 2010 and 2009, respectively, primarily represent amounts payable to MedQuist Holdings for transcription and other services provided. We paid MedQuist Holdings $4.6 million for a related party liability assumed in the Spheris acquisition. MedQuist Holdings provided guarantees related to our Senior Secured Credit Facility.
     As of December 31, 2010 and 2009, Accounts receivable in the accompanying consolidated balance sheets included $753 and $710, respectively, for amounts due from MedQuist Holdings.
     On May 4, 2010 we recorded a $1.5 million success-based transaction fee, which was included in acquisition related charges, to SAC Private Capital Group, LLC (SAC) for work performed on the Spheris acquisition. SAC owns a majority interest in MedQuist Holdings.
     Prior to August 6, 2008, Koninklijke Philips Electronics N.V. (Philips) had approximately a 69.5% ownership interest in us. There were no amounts due to or from Philips on our balance sheets at December 31, 2010 or 2009. Prior to August 6, 2008 we incurred $4,479 in expenses to Philips, which were recorded primarily in cost of revenues.
15. Cost of Legal Proceedings and Settlements
     For the years ended December 31, 2010, 2009 and 2008, we recorded charges of $3,603, $14,843 and $19,738, respectively, for costs associated with legal proceedings and settlements. The following is a summary of the amounts recorded in the accompanying consolidated statements of operations:

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2010	2009	2008
Legal fees	$2,693	$8,593	$12,313
Settlements	910	6,250	7,425

Total	$3,603	$14,843	$19,738

The amounts included in settlements for 2010 represent an additional charge of $0.9 related to our settlement with Kaiser Foundation Health Plan, Inc., and affiliates. The amounts included in settlements for 2009 represent the settlement of a patent litigation matter. The 2008 amount of $7,425 was for the settlements of all claims related to the consolidated medical transcriptionists putative class action and the Department of Justice (DOJ) investigation.
16. Restructuring Charges
2010 Restructuring Plan
     Management’s ongoing cost reduction initiatives, including process improvement, combined with the acquisition of Spheris, resulted in a restructuring plan involving staff reductions and other actions designed to maximize operating efficiencies. The affected employees are entitled to receive severance benefits under existing established severance policies. The employees affected were primarily in the operations and administrative functions. Management approved the initial actions under the plan during 2010.

Beginning balance	$—
Charge	3,460
Cash paid	(1,421)

Ending balance	$2,039

     The Company expects that restructuring activities may continue in 2011 as management identifies opportunities for synergies resulting from the acquisition of Spheris including the elimination of redundant functions and locations.
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

	For the twelve months ended
	December 31,
	2010	2009
Beginning balance	$2,064	$—
Charge (reversal)	(631)	2,810
Cash paid	(1,258)	(746)

Ending balance	$175	$2,064

     We expect the remaining balance to be paid in 2011.
17. Investment in A-Life Medical, Inc. (A-Life)
     We previously had an investment of $8,864 in A-Life, a privately held entity which provides advanced natural language processing technology for the medical industry that was recorded under the equity method of accounting. In October 2010 we sold our shares in A-Life for cash consideration of $23.6 million, of which $4.1 million will be held in escrow until March 2012. We recorded a pretax gain of $9.9 million. For the year ended December 31, 2009, our investment increased by $2,015 related to our share

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
of A-Life’s net income, primarily related to a gain resulting from an acquisition, additional cash investments in A-Life of $852 offset by $255 for a dilution, which was recorded in shareholders’ equity in our consolidated balance sheet. Our investment in A-Life had been recorded in Other assets in the accompanying consolidated balance sheets. We will record the remaining gain, if any, in 2012 when escrow is released.
18. Quarterly Data (unaudited)

	1st	2nd		3rd	4th
	Quarter	Quarter		Quarter	Quarter
2010
Net revenues	$73,981	$97,528	(4)	$102,933	$100,798

Cost of revenues	$49,833	$67,090		$68,427	$64,221

Net income	$7,344	$880	(3)	$8,971	$13,856	(5)

Net income per share:
Basic	$0.20	$0.02		$0.24	$0.37
Diluted	$0.20	$0.02		$0.24	$0.37

Weighted average shares outstanding:
Basic	37,556	37,556		37,556	37,556
Diluted	37,556	37,556		37,556	37,590

2009
Net revenues	$78,944	$77,471		$76,836	$73,949

Cost of revenues	$53,868	$51,357		$52,768	$48,272

Net income	$6,854	$836	(1)	$9,704	$5,897	(2)

Net income per share:
Basic	$0.18	$0.02		$0.26	$0.16
Diluted	$0.18	$0.02		$0.26	$0.16

Weighted average shares outstanding:
Basic	37,556	37,556		37,556	37,556
Diluted	37,556	37,556		37,560	37,556

(1)	Includes $5,750 recorded in cost of legal proceedings and settlements, related to the settlement of all claims related a patent litigation settlement.

(2)	Includes $500 recorded in cost of legal proceedings and settlements, related to the settlement of all claims related to a reseller arbitration settlement.

(3)	Includes $4.8 million of acquisition and related integration charges, and $1.1 million in cost of legal proceedings and settlements.

(4)	Includes the results of operations of Spheris from the date of acquisition in April 2010.

(5)	In October 2010, we recorded a pre-tax gain of $9.9 million on the sale of our investment in A-Life and we recorded a loss on extinguishment of debt of $5.8 million.

EXHIBIT INDEX

No.	Description

23	Consent of KPMG LLP

24	Power of Attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.