Form 10-K/A
period 2010-12-31
MEDQUIST INC
filed 2011-05-02
CIK 884497

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
incorporation or organization)
9009 Carothers Parkway, Suite C-2, Franklin, TN 37067
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(615) 261-1500
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2010, was $90,519,912. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Global Market of The NASDAQ Stock Market LLC on June 30, 2010.
     The number of registrant’s shares of common stock, no par value, outstanding as of April 26, 2011 was 37,555,893.
Documents incorporated by reference
     None

Explanatory Note
          MedQuist Inc. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 to amend and restate Items 10 through 14 to include the information intended to be incorporated therein by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for 2011, which information was previously intended to be filed with the Securities and Exchange Commission (SEC) within 120 days following the end of our fiscal year ended December 31, 2010. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including certain currently dated certifications. The remainder of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC) on March 16, 2011 remains unchanged.
          In March 2011, MedQuist Holdings Inc. (MedQuist Holdings) completed a public exchange offer (Public Exchange) for shares of our common stock which resulted in MedQuist Holdings now beneficially owning approximately 97% of the issued and outstanding shares of our common stock. In accordance with the terms of a Stipulation of Settlement entered into in connection with the settlement of litigation brought by certain of our shareholders in connection with the Public Exchange, and subject to final approval of the settlement by the court presiding over the shareholder litigation, the remaining issued and outstanding shares of our common stock are expected to be exchanged on the same terms as the Public Exchange in a short-form merger by the end of the third quarter of 2011. In connection with this expected short-form merger and to immediately reduce duplicate costs of being a public company, On March 24, 2011, we gave formal written notice to NASDAQ of our intent to voluntarily delist our shares traded under the ticker symbol, MEDQ, and the delisting from NASDAQ became effective on or about April 14, 2011. Shares of our common stock have ceased trading on NASDAQ and are currently trading on the Pink Sheets (as reported by the Pink Sheets LLC) under the symbol “MEDQ.PK”.
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
     Robert Aquilina, 55, has served as chairman of our board of directors since August 2008 and currently serves as chairman of the Compensation Committee. Mr. Aquilina has served as an Executive Partner, a senior operating consultant role, to Siris Capital Group, LLC since March 2011 and to S.A.C. Private Capital Group, LLC (SAC PCG) from 2007 to March 2011. Previously, he served as an Industrial Partner at Ripplewood Holdings LLC (Ripplewood), held the role of Co-Chairman of Flag Telecom Group Ltd. and was a board member of Japan Telecom Inc. Prior to these positions, Mr. Aquilina was a senior operating executive of

AT&T, Inc. with a 21-year career. His last post at AT&T was as Co-President of AT&T Consumer Services and a member of the Chairman’s Operating Group. Previously within AT&T, Mr. Aquilina held a variety of senior positions including President of Europe, Middle East & Africa, Vice Chairman of AT&T Unisource, Vice Chairman of WorldPartners, Chairman of AT&T-UK, and General Manager of Global Data Services. Mr. Aquilina holds an M.B.A. from The University of Chicago and a Bachelors of Engineering degree from The Cooper Union for the Advancement of Science & Art in New York (Cooper Union). Mr. Aquilina has been a Member of Cooper Union’s Board of Trustees since 2000 and is currently chairing Cooper Union’s audit committee. Mr. Aquilina also currently serves as the chairman of the board of directors of MedQuist Holdings Inc., formerly CBay Systems Holdings Ltd. (MedQuist Holdings), which is a public company listed on the NASDAQ Global Market and which currently beneficially owns approximately 97% of us.
     Mr. Aquilina’s extensive executive and senior management experience, and prior board service, enable him to provide leadership and support to the Company in the areas of operations, strategic and financial planning and compensation matters, and render him well-suited to lead our Compensation Committee.
     Frank Baker, 39, has served as a member of our board of directors since August 2008 and currently serves as a member of the Compensation Committee and of the Nominating Committee. Mr. Baker is a Managing Director and co-founder of Siris Capital Group, LLC, which was established in March 2011. Mr. Baker was also a Managing Director and co-founder of SAC PCG from 2007 to March 2011. Prior to establishing SAC PCG in 2007, Mr. Baker was a Managing Director at Ripplewood and RHJ International where he was responsible for making various private equity investments and taking RHJ International public on the Brussels Stock Exchange. He joined Ripplewood’s New York office in 1999 and transferred to Ripplewood Japan, Inc. in 2002. Prior to joining Ripplewood, Mr. Baker spent more than three years in investment banking as an Associate at J.P. Morgan Securities Inc. in the Capital Markets Group and as an Analyst at Goldman Sachs & Co. in the Mergers and Acquisitions Group. Mr. Baker has a B.A. in Economics from the University of Chicago and an M.B.A. from Harvard Business School. Mr. Baker is also currently on the board of directors of MedQuist Holdings.
     Mr. Baker’s vast experience in private equity capital markets, his background in mergers and acquisitions and corporate finance matters, and his entrepreneurial and leadership skills enable him to provide leadership and support to the Company areas of operations, financial planning, and assessing strategic opportunities
     Peter E. Berger, 61, has served as a member of our board of directors since August 2008 and currently serves as a member of the Compensation Committee and as chairman of both the Audit Committee and Nominating Committee. Mr. Berger is a Managing Director and co-founder of Siris Capital Group, LLC, which was established in March 2011. Mr. Berger was also a Managing Director and co-founder of SAC PCG from 2007 to March 2011. From 1995-1998 and 2000-2006, Mr. Berger, a founding member of Ripplewood, served as both a Managing Director of Ripplewood and as a Special Senior Advisor to the board of directors of RHJ International. Prior to joining Ripplewood, Mr. Berger was a senior partner and global head of the Corporate Finance Group at Arthur Andersen & Co., where he began his career in 1974. From 1989-1991, he served as a Managing Director in investment banking at Bear Stearns Companies. From 1999-2000, Mr. Berger was Managing Director and Chief Executive Officer of Mediacom Ventures LLC, a boutique investment advisory firm. He also served as non-executive Chairman of the Board of Kepner-Tregoe, Inc., a management consulting company. Mr. Berger has a B.Sc. from Boston University and an M.B.A. from Columbia University Graduate School of Business. Mr. Berger is also currently on the board of directors of MedQuist Holdings.
     Mr. Berger’s investment banking background, experience in private equity capital markets, deep professional background and experience, and current and previously held senior-executive leadership positions enable him to provide valuable leadership and support to the Company in the areas of financial and strategic planning.
Governance of the Company
     Our business, property and affairs are managed by, or under the direction of, our board of directors, which currently consists of 3 directors. We currently have 2 vacancies on our board of directors. Our board of directors maintains an Audit Committee, a Nominating Committee and a Compensation Committee, each of which is discussed in detail below.
Independence of Directors
     Our common stock was listed on the Global Market of The NASDAQ Stock Market LLC (NASDAQ) from July 17, 2008 through April 14, 2011. Following the completion of the Public Exchange and our board of directors’ unanimous decision to voluntarily delist from NASDAQ, our former independent directors, Warren E Pinckert II, Andrew E. Vogel, Colin J. O’Brien and John F. Jastrem resigned from our board of directors on March 25, 2011, and former director, Michael Seedman resigned on March 31, 2011. On April 27, 2011, the remaining members of our board of directors set the size of the board at 5 directors.
     Until our delisting from NASDAQ, we qualified as a “controlled company” as defined in Rule 5615(c)(1) of the Marketplace Rules (Marketplace Rules) of NASDAQ because more than 50% of our voting power was controlled by a single shareholder, MedQuist Holdings. As a controlled company, we were exempt from the requirements of Rule 5605(b), (d) and (e) of the Marketplace Rules with respect to our board of directors being comprised of a majority of “independent directors” and the related rules covering the independence of directors serving on the Compensation Committee and the Nominating Committee of our board of directors. The controlled company exemption did not modify the independence requirements of the Audit Committee, which requires three independent directors. Prior to their March 25, 2011 resignations, our Audit Committee consisted of four independent directors (Messrs. Jastrem, O’Brien, Vogel and Pinckert). Our Audit Committee currently consists of three directors (Messrs. Berger (Chair), Aquilina and Baker), none of whom qualify as independent directors.
     As required by the rules of the Securities and Exchange Commission (SEC), our board of directors used the independence requirements of NASDAQ (the Independence Requirements) to assess the independence of each of its members. Our board of directors determined that, prior to their resignations, Messrs. Pinckert, Jastrem, O’Brien and Vogel were “independent” in accordance with the Independence Requirements. In making its determinations, our board of directors did not consider any related party transactions that are not discussed under Item 13, below the heading “Related Party Transactions.”
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
Audit Committee
     The Audit Committee oversees our corporate accounting and financial reporting process. The responsibilities of the Audit Committee, which are set forth in a written charter adopted by our board of directors and available on our website at www.medquist.com, include:
•	review and assess the adequacy of the Audit Committee charter at least annually;

•	evaluate, determine the selection of, and if necessary, the replacement/rotation of, our independent registered public accounting firm;

•	ensure timely rotation of lead and concurring audit partner of our independent registered public accounting firm;

•	review our annual audited consolidated financial statements as well as our quarterly consolidated financial statements which are not audited;

•	review whether interim accounting policies and significant events or changes in accounting estimates were considered by our independent registered public accounting firm to have affected the quality of our financial reporting;

•	discuss with the independent registered public accounting firm certain matters required to be discussed relating to the conduct of our audits;

•	discuss with management and the independent registered public accounting firm significant regulatory and financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	review with management and our independent registered public accounting firm their judgments about the quality of disclosures in our consolidated financial statements;

•	review and discuss the reports prepared by the internal auditor and management’s responses to such reports;

•	obtain from our independent registered public accounting firm its recommendation regarding our internal control over financial reporting and review and discuss with the internal auditor and the independent registered public accounting firm management’s report on its assessment of the design and effectiveness of our internal control over financial reporting;

•	review our major financial risk exposures;

•	pre-approve all audit and permitted non-audit services and related fees;

•	establish, update periodically and monitor compliance with our code of business conduct and ethics;

•	establish and review policies for approving related party transactions between us and our directors, officers or employees; and

•	adopt procedures for receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters.
     Prior to March 25, 2011, the Audit Committee (or disinterested members of our board of directors) was also responsible for approving or ratifying all related party transactions. If the related party transaction involved compensation of a related party, other than CBay, Inc. or its affiliates, such transaction had to be approved by the Compensation Committee. If the related party transaction involved compensation of CBay, Inc. or its affiliates, such transaction was approved by the Audit Committee. Prior to March 25, 2011, the Audit Committee was composed of Messrs. Pinckert II (Chair), Jastrem, O’Brien and Vogel. Messrs. Pinckert, Jastrem, O’Brien and Vogel were determined by our board of directors to have met the Independence Requirements for the purposes of serving on the Audit Committee. Our Audit Committee currently consists of three directors (Messrs. Berger (Chair), Aquilina and Baker), none of whom qualify as independent directors. Our board of directors determined that Mr. Pinckert was our “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K. Subsequent to the director resignations on March 25, 2011, our board of directors has determined that Mr. Berger is our “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.
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
     Prior to March 25, 2011, the Compensation Committee was composed of Robert Aquilina (Chair), Frank Baker, Peter Berger and Warren Pinckert. Currently, the Compensation Committee is composed of Messrs. Aquilina, Baker and Berger. The Compensation Committee does not have a written charter.
Nominating Committee
     The responsibilities of the Nominating Committee, which are set forth in a written charter adopted by our board of directors and available on our website at www.medquist.com, includes the selection of potential candidates for our board of directors. The Nominating Committee also makes recommendations to our board of directors concerning the membership of the other board committees and is responsible for developing policies and procedures with regard to the consideration of any director candidates recommended by our shareholders. Prior to March 31, 2011, the Nominating Committee was composed of Peter Berger (Chair), Frank Baker and Michael Seedman. Currently, the Nominating Committee is composed of Messrs. Berger (Chair), Aquilina and Baker.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires that each of our executive officers, directors and persons who beneficially own more than 10% of our common stock file with the SEC reports of ownership and changes in their ownership of our common stock. Our executive officers and directors and beneficial owners of greater than 10% of our common stock are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us, we believe that for the year ended December 31, 2010, all of our executive officers, directors and persons owning greater than 10% of our common stock complied with all Section 16(a) filing requirements applicable to them.
Executive Officers of the Company
     Peter Masanotti, 56, has served as our Chief Executive Officer since September 2008 and as our President since November 2008. On March 16, 2011, Mr. Masanotti was also appointed to the positions of President and Chief Executive Officer of MedQuist Holdings. Prior to joining us, Mr. Masanotti was managing director and global head of Business Process Sourcing at Deutsche Bank since May 2007, where he was responsible for offshore and onshore labor productivity and efficiency for the investment banking platform. From July 2005 through May 2007, Mr. Masanotti was the Chief Operating Officer and Executive Vice President of OfficeTiger LLC, a judgment-based business outsourcing firm which services major investment banks and Fortune 500 companies. From December 2001 to May 2005, Mr. Masanotti served as Chief Operating Officer of Geller & Company, a privately held finance and accounting outsourcing firm. Mr. Masanotti has a B.A. in economics from the University of Connecticut-Storrs. He is also a graduate of the Temple University School of Law.
     Anthony D. James, 44, has served as our Chief Financial Officer since November 2010 and as our Co-Chief Operating Officer since June 2010. On March 16, 2011, Mr. James was also appointed to the position of Chief Financial Officer of MedQuist Holdings. Mr. James served as the Chief Operating Officer for Spheris Inc., a global outsource provider of clinical documentation technology and services (Spheris), from 2006 until April 2010, when we and CBay Inc., purchased substantially all of the assets of Spheris. Prior to that, Mr. James served as the Chief Financial Officer for Spheris from 2001 to 2006. James joined Spheris in November 1999 as the company’s Controller. Prior to Spheris, Mr. James held a number of finance and accounting positions over a seven year tenure with Mariner Post-Acute Network. Additionally, he worked for two years in public accounting for Schoenauer, Musser & Co. Mr. James is a certified public accountant and has a B.A. in Accounting from the University of Northern Iowa.
     Michael F. Clark, 49, has served as our Co-Chief Operating Officer since June 2010 and prior to that he served as our Chief Operating Officer from June 2009 to June 2010. Mr. Clark previously served as our Senior Vice President of Operations from February 2005 to June 2009. Mr. Clark joined us in 1998 through our acquisition of MRC. From November 2003 until February 2005, Mr. Clark served as our Senior Vice President of Operations for our Western Division. From May 2002 until November 2003, Mr. Clark served as our Vice President of Operations for our Southwest Division and from January 1998 until July 2000, he served as Region Vice President for the Southeast. From May 2001 until May 2002, Mr. Clark served as Chief Operating Officer for eScribe, a transcription service provider. While at MRC, Mr. Clark served as Vice President, Marketing and Corporate Services. Mr. Clark has a B.S. in Marketing and International Business from Miami University in Oxford, Ohio and an M.B.A. from the University of Miami in Coral Gables, Florida.
     Mark R. Sullivan, 39, serves as our General Counsel, Chief Compliance Officer and Secretary. Mr. Sullivan was appointed as General Counsel in September 2006, Chief Compliance Officer in July 2006 and Secretary in January 2005. On March 16, 2011, Mr. Sullivan was also appointed to the position of General Counsel, Chief Compliance Officer and Secretary of MedQuist Holdings. From August 2004 until September 2006, Mr. Sullivan served as our Acting General Counsel. Between March 2003 and August 2004, Mr. Sullivan served as our Associate General Counsel and Assistant Secretary. Prior to joining us, Mr. Sullivan was in private practice with Pepper Hamilton LLP from January 2000 until March 2003, and Drinker Biddle & Reath LLP from August 1998 to January 2000. Mr. Sullivan has a B.A. in History from the University of Pennsylvania and is a graduate of the Rutgers University School of Law.
     Kevin Piltz, 52, has served as our Chief Information Officer since June 2009. Prior to joining us, Mr. Piltz was the Chief Information Officer for Geller & Company, a privately held finance and accounting outsourcing firm, from 2002 to 2009. From 1998 to 2002, Mr. Piltz was the Chief Information Officer of ITDS, a provider of information solutions to the communications and IP industry. Mr. Piltz has a B.S. in Business from the Ball State University of Indiana.
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
Setting Executive Officer Compensation
Board of Directors, Compensation Committee and Management
     While our board of directors is responsible for determining and approving the compensation of our executive officers in its sole discretion, it frequently solicits recommendations from the Compensation Committee regarding:
•	the corporate and individual goals and objectives relevant to the compensation of our executive officers;

•	the evaluation of our corporate performance and the performance of our executive officers in light of such goals and objectives; and

•	the compensation of our executive officers based on such evaluations.
     Our President and Chief Executive Officer, our head of Human Resources and the Compensation Committee together review the performance of our executive officers, other than Mr. Masanotti, provide our board of directors with the results of the review and make recommendations to our board of directors for final approval with respect to the compensation of our executive officers. Our board of directors currently is, and will continue to be, responsible for setting the compensation of Mr. Masanotti (currently determined pursuant to an employment agreement between us and Mr. Masanotti) and evaluating his performance based on corporate goals and objectives. The terms of the agreement with Mr. Masanotti were negotiated and approved by our board of directors and are described below under the caption “Compensation of our President and Chief Executive Officer.”
     Our executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives with our President and Chief Executive Officer.
     Analysis of Market Compensation Data
     In 2009, we engaged Mercer, a compensation consulting firm that is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. (Mercer), to perform benchmarking analysis for executive total compensation for our top 6 executive positions (other than the Chief Executive Officer position):
Chief Financial Officer
Chief Technology Officer
General Counsel & Chief Compliance Officer
Senior Vice President of Operations
Senior Vice President of Sales & Marketing
Vice President of Human Resources
     In addition we requested that Mercer provide recommendations for a long term incentive plan, and any appropriate revisions to our management incentive plan. The Mercer benchmarking analysis included publicly available information for the following health care IT and business process outsourcing companies (collectively, Peer Companies):

•	Transcend Services, Inc.	•	MedAssets, Inc.
•	Nuance Communications, Inc.	•	ICT Group, Inc.
•	Spheris Inc.	•	Comforce Corporation
•	QuadraMed Corp.	•	Exl Service Holdings, Inc.
•	Eclipsys Corporation	•	Gevity HR Inc.
•	Allscripts-Misys Healthcare Solutions, Inc.
     Mercer also utilized published compensation survey data, calibrated for our revenues, to get a broader industry perspective on market pay levels for functionally comparable positions.
     Mercer’s report concluded that, with respect to the six identified senior executive positions, we were within 15% of (i) the average base salary (ii) target incentive compensation, and (ii) combined base salary and target incentive levels for similarly situated executives based upon the analysis of the publicly available information for the Peer Companies and published compensation survey data. We have not assessed, and the scope of Mercer’s engagement did not include an assessment of, where our actual 2009 management incentive plan payments fell in comparison to the publicly available information for the Peer Companies or published compensation survey data.
     When Messrs. Piltz and Golio were subsequently hired in 2009, their target incentive level (50% of base salary) fell within 15% of target incentive levels for similarly situated executives based upon the analysis of the Peer Companies and published compensation survey data. Our Compensation Committee and board of directors decided not to make any changes to the target incentive levels for our named executive officers (other than our Chief Executive Officer) as a result of Mercer’s analysis because they believed that our target incentive levels are in line with similarly situated executives at the Peer Companies.
     The target incentive level for our Chief Executive Officer, Mr. Masanotti (up to 140% of base salary), was negotiated between him and our board of directors.
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
Base Salary
     We provide our executive officers with base salary in the form of fixed cash compensation to compensate them for services rendered during the fiscal year. Consistent with our compensation philosophy, our board of directors believes that the current base salaries of our executive officers are at levels competitive with Peer Companies with additional consideration given to the challenges we have and continue to face.
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

2010 Base Salaries
     After considering the salary adjustment factors detailed above, our board of directors determined that no merit based salary increases would be made in 2010 for our named executive officers, except for those named executive officers whose individual performance was at an exceptional level in 2009. Our board of directors, after (i) assessing the performance of our Chief Executive Officer and (ii) reviewing the assessment by our Chief Executive Officer of each of our named executive officers (other than the Chief Executive Officer), determined that there would be no changes to the base salaries of the named executive officers in 2010.
     The 2010 base salaries of our executive officers were as follows:

2010 Annual Base
Name	Salary Rate ($)
Peter Masanotti	500,000
Anthony D. James(1)	300,000
Kevin Piltz (2)	280,000
Michael Clark	275,000
Dominick Golio (3)	275,000
Mark R. Sullivan	237,930

(1)	Mr. James was hired on April 22, 2010, at which time his base salary was $270,000. Upon his promotion to the additional officer position of Chief Financial Officer on November 22, 2010, Mr. James base salary was increased to $300,000.

(2)	Mr. Piltz was hired in May 2009 and his base salary is set forth in an employment agreement between him and us dated May 18, 2009.

(3)	Mr. Golio was hired in April 2009 and his base salary was set forth in an employment agreement between him and us dated April 9, 2009. Mr. Golio served as our Chief Financial Officer from April 13, 2009 to November 22, 2010. He remained employed by us until March 31, 2011 to assist with the transition of responsibilities to Mr. James.
2011 Base Salaries
     No base salary adjustments for our executive officers have been made for 2011.
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
2010 Management Incentive Plan
     The Compensation Committee recommended, and our board of directors approved, our 2010 Management Incentive Plan (2010 Plan) in January 2010. The exact performance measures were not established until September 2010, following the acquisition of Spheris in the fiscal year.
     Participation; Eligibility. Select key management level employees were eligible to participate in our 2010 Plan, including each of the executive officers identified above. Other criteria for participation and eligibility to receive an incentive reward under the 2010 Plan include the following:
•	a participant must receive a performance rating of “solid performer” or better for 2010 to receive an incentive award; and

•	a participant must have been an active employee as of March 15, 2011 to receive an incentive award.
     Incentive Targets. Each of our executive officers was eligible to receive a target annual cash incentive award expressed as a percentage of his or her base salary for 2010 (Target Incentive). The table below entitled “Grants of Plan-Based Awards” (and, specifically, the information under the caption “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards”) illustrates the threshold, target and maximum amounts of cash incentives that were potentially payable to our named executive officers with respect to 2010 performance under the 2010 Plan.
     Performance Measures under the 2010 Plan. Payment of incentive awards under the 2010 Plan was based on a combination of corporate objectives, and an assessment of individual performance toward achievement of those corporate objectives as a way to communicate our expectations and to maintain and unify our executives’ focus on our key strategic objectives, as well as to measure performance. The Annualized Net Sales Volume and Adjusted EBITDA targets established exclusively for the 2010 Plan and the assessment of each named executive officer’s individual performance toward achieving those corporate objectives is based on certain internal normal operating financial goals set in connection with our board of directors’ consideration and approval of our annual operating plan for 2010. The performance measures for the 2010 Plan and the relative weighting of the performance measures were:
•	50% of a participant’s target incentive could be paid upon a 2010 Adjusted EBITDA target established exclusively for the 2010 Plan. 100% of the 2010 Adjusted EBITDA target under the 2010 Plan must be achieved for any incentive under the 2010 Plan to be awarded. There is no maximum payout limit under the Adjusted EBITDA portion of the 2010 Plan;

•	25% of a participant’s target incentive could be paid upon a 2010 Annualized Net Sales Volume target. Before the Annualized Net Sales Volume Target is determined eligible for payout, we must achieve 100% of the EBITDA target. In addition, we must achieve 95% of 2010 Annualized Net Sales Volume Target for any portion of this component to be awarded; and

•	25% of a participant’s target incentive could be paid the assessment of such named executive officer’s 2010 individual performance toward achieving the Adjusted EBITDA and Annualized Net Sales Volume targets established exclusively for the 2010 Plan.
     The 2010 base salaries and the 2010 Plan target incentives (as a percentage of base salary for each of our named executive officers) were as follows:

	2010 Annual Base	2010 Plan Target Incentive
Name	Salary Rate ($)	As percentage of base salary
Peter Masanotti	500,000	up to 140%
Anthony D. James(1)	300,000	50%
Kevin Piltz	280,000	50%
Dominick Golio(2)	275,000	50%
Michael Clark	275,000	45%
Mark R. Sullivan	237,930	45%

(1)	Mr. James was hired on April 22, 2010, at which time his base salary was $270,000. Upon his promotion to the additional officer position of Chief Financial Officer on November 22, 2010, Mr. James base salary was increased to $300,000.

(2)	Mr. Golio was hired in April 2009 and his base salary is set forth in an employment agreement between him and us dated April 9, 2009. Mr. Golio served as our Chief Financial Officer from April 13, 2009 to November 22, 2010. He remained employed by us until March 31, 2011 to assist with the transition of responsibilities to Mr. James.
     The Adjusted EBITDA target established exclusively for the 2010 Plan was $72.3 million and we achieved an Adjusted EBITDA under the 2010 Plan equal to $81.8 million, which was 113% of such Adjusted EBITDA target established exclusively for the 2010 Plan. We achieved 100% of the Annualized Net Sales Volume target established exclusively for the 2010 Plan.
     Adjusted EBITDA is a non-GAAP financial measure. Our board of directors calculated the Adjusted EBITDA achievement exclusively for the 2010 Plan as standard EBITDA, adjusted for any item of expense or income that was non-recurring and unrelated to normal operating activities.
     Based upon the levels of Adjusted EBITDA and Annualized Net sales Volume Targets established exclusively for the 2010 Plan that were achieved, each 2010 Plan participant (other than Mr. Masanotti) received a payout equal to 78% of his or her 2010 Plan incentive target. The payout was based upon (i) the Annualized Net Sales Volume Targets established exclusively for the 2010 Plan (100% achievement, resulting in 25% of the target incentive awarded for this component) and (ii) the Adjusted EBITDA level as calculated under the 2009 Plan (113% achievement, resulting in 53% of the target incentive awarded for this component). These two components combined to a total award of 78% of the target incentive. Our board of directors, in its discretion, determined that the individual performance of each named executive officer in 2010, other than Messrs. Massanotti and Golio, warranted payment of an additional 24.7% of each named executive officer’s target incentive. Accordingly, Messrs. James, Clark, Sullivan and Piltz received 102.3% of their Target Incentive under the 2010 Plan. Our board of directors, in its discretion, determined that the individual performance of Mr. Golio, warranted payment of an additional 25% of his target incentive. Accordingly, Mr. Golio received 103% of his Target Incentive under the 2010 Plan. In order to be more aligned with the rest of the senior management team, our board of directors determined that Mr. Masanotti should be paid 78.6% of his 2010 Plan target incentive amount (which equals 110% of his salary for 2010). The incentive awards discussed above resulted in the following payment calculations to our named executive officers under the 2010 Plan which are scheduled to be made on or about May 3, 2011:

Executive	Incentive Payment
Peter Masanotti	$550,000
Dominick Golio	$141,625
Anthony D. James	$105,533
Mark R. Sullivan	$109,568
Michael Clark	$126,640
Kevin Piltz	$143,269
2011 Management Incentive Plan
     A 2011 Management Incentive Plan (the “2011 Plan”) has not yet been approved by our board of directors. It is anticipated that the terms of the 2011 Plan will be substantially similar to the terms of the 2010 Plan, that individual performance objectives for the 2011 Plan will be set in the same manner as they were set in the 2010 Plan and that the financial performance targets under the 2011 Plan and the individual performance objectives for each executive officer under the 2011 Plan will be based on certain internal financial goals set in connection with our board of directors’ consideration and approval of our annual operating plan for 2011.

Long-Term Incentives
Equity-Based Incentives
     On September 30, 2008 (Grant Date), we made a stock option grant (Original Stock Option Grant) to Mr. Masanotti to purchase up to 295,749 shares of our common stock at the fair market value of our common stock as of September 30, 2008, which was $4.85 per share, with the options expiring on September 30, 2018. The number of shares that Mr. Masanotti was granted an option to purchase was provided for in Mr. Masanotti’s Employment Agreement with us dated September 3, 2008 (Masanotti Employment Agreement). On March 2, 2009, we entered into an Amended and Restated Stock Option Agreement with Mr. Masanotti (Amended Masanotti Option Agreement), to (i) amend the exercise price of the Original Stock Option Grant and (ii) to provide that if Mr. Masanotti’s employment by us or one of our subsidiaries is terminated by us for “cause” as defined in the Masanotti Employment Agreement, the option will terminate immediately in full whether or not vested or exercisable. The Amended Masanotti Option Agreement provides, among other things, that:
•	the exercise price shall be equal to the higher of (i) the fair market value of the Company’s common stock as of the Grant Date or (ii) $8.25. The fair market value of our common stock (as reported by NASDAQ) on the Grant Date was $4.85, accordingly the exercise price was set at $8.25;

•	one-third (1/3) of the shares subject to the option vest on the first anniversary of the Grant Date and, thereafter, one-sixth (1/6) of the shares subject to the option vest on each of the following: the date that is six months after the first anniversary of the Grant Date, the second anniversary of the Grant Date, the date that is six months after the second anniversary of the grant date, and the third anniversary of the Grant Date;

•	upon the occurrence of a “change in control” or our termination of Mr. Masanotti’s employment by us “without cause” or by him for “good reason” (each, as defined in the Masanotti Employment Agreement), the options shall become immediately exercisable, to the extent not already vested; and

•	in the event of termination of Mr. Masanotti’s employment for any reason other than “without cause” by us, or for “good reason” by him, any of the unvested options shall be immediately forfeited.
     On December 31, 2010, in accordance with anti-dilution terms of the Amended Masanotti Option Agreement, the Compensation Committee approved an adjustment to the exercise price of Mr. Masanotti’s options from $8.25 per share to $2.22 per share to account for the payment of extraordinary cash dividends of $1.33 per share in September 2009 and $4.70 per share in October 2010 to our shareholders.
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
2009 Long Term Incentive Plan

     In August 2009 our board of directors adopted a long-term incentive plan (LTIP) for certain members of our senior management team. The LTIP is administered by the Compensation Committee and is designed to encourage and reward the creation of long-term equity value by certain members of our senior management team. Effective as of January 1, 2009, certain executives and key employees who will be selected by the Compensation Committee (each, a participant) became eligible to participate in the LTIP.
     Cash payments pursuant to the LTIP will be made in three equal annual installments during the three years following the expiration of the LTIP’s term (December 31, 2011). The aggregate value available for distribution under the LTIP will be based on the growth of the Company’s equity value between December 31, 2008 and December 31, 2011 (the LTIP Aggregate Pool). The “equity value” of the Company under the LTIP is as an amount equal to, as determined by our Compensation Committee in December 2010 and as of the applicable date of calculation, the latest 12-month EBITDA times a multiple of 5x, less all short- and long-term debt of the Company, plus all cash of the Company with the aggregate amounts of the September 2009 extraordinary cash dividend ($49,949,000) and the October 2010 extraordinary cash dividend ($176,512,697) added back to cash. Our Compensation Committee also may make certain adjustments to the calculation of the equity value of the Company in accordance with the terms of the LTIP.
     Each participant will receive payments out of the LTIP Aggregate Pool in accordance with the number of points such participant earns over the term of the LTIP. Points will be awarded based on Company performance and individual achievement, as well as for hiring and retention purposes. Points can be awarded at any time during the LTIP’s term, but will generally be awarded annually. An aggregate of 600 points (correlating to the 6% of total equity value represented by the LTIP Aggregate Pool) are available for awards over the LTIP’s term. At the end of the LTIP’s term, each point will be converted into the right to receive a cash amount equal to 0.01% of the LTIP Aggregate Pool. The award of points is at the sole discretion of the Compensation Committee.
     Actual payments that may be made under the LTIP cannot be currently estimated because they depend on the number of points awarded to each participant and the value of the LTIP Aggregate Pool, which will only be determinable upon completion of the Company’s audited financial statements for fiscal year 2011.
     The LTIP and payments thereunder may be accelerated upon a change of control, or decelerated in the event that the Company’s equity value diminishes during any fiscal year in which payments are otherwise scheduled to be made pursuant to the terms of the LTIP.
     During the third quarter of 2010, our Compensation Committee issued the following awards to our named executive officers under the Long Term Incentive Plan:

Participant	Total Point Awards in 2010
Michael F. Clark	63.3
Kevin Piltz	40.0
Anthony D. James	21.1
Dominick Golio(1)	20.0
Mark R. Sullivan	14.0

(1)	Mr. Golio served as our Chief Financial Officer from April 13, 2009 to November 22, 2010. He remained employed by us until March 31, 2011 to assist with the transition of responsibilities to Mr. James. In accordance with the terms of the LTIP, the awards to Mr. Golio were cancelled and returned to the LTIP Aggregate Pool upon the termination of his employment.

Severance Agreements
Employment Agreement Severance
     The severance arrangements applicable to Messrs. Masanotti, Piltz, Sullivan and Clark are set forth in each of their respective employment agreements, as discussed in detail below under the heading “Potential Payments Upon Termination or Change in Control.” Our former Chief Financial Officer, Mr. Golio, is no longer employed by us. The terms of his separation from us, including severance payments, are set forth in the agreement we entered into with him that is discussed in detail below under the heading “Separation Arrangements with Former Executive Officer.”
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
Perquisites or Other Personal Benefits.
     Our executive officers are entitled to few perquisites or other personal benefits that are not otherwise available to all of our employees. In 2010, we provided premium payments for additional long term disability and life insurance coverage to our executive officers.
     Additional compensation provided to Messrs. Masanotti, Golio (our former Chief Financial Officer) and Piltz (including certain travel and lodging expenses) are detailed below under the heading “Summary Compensation Table.”
     These perquisites or other personal benefits represent a relatively modest portion of each executive officer’s compensation. We do not anticipate any significant changes to the perquisites or other personal benefits levels of our executive officers for 2011.
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

     In addition, Mr. Masanotti will receive an annual base salary of $500,000 and may receive an annual bonus award based upon the achievement of target performance objectives established by our board of directors, equal to up to 140% of his base salary, or $700,000 based upon his current base salary. The Masanotti Employment Agreement provides that Mr. Masanotti’s target performance objectives will be established by our board of directors within the first three months of each fiscal year during the term of his employment agreement. Our board of directors believes that the target performance objectives to be established, although not guaranteed, will be capable of being achieved if Mr. Masanotti meets or exceeds his individual objectives, if we perform according to our operating plans and if the assumptions in our operating plans prove correct.
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
Compensation Committee Report
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

Summary Compensation Table 2010
     The following table sets forth, for the year ended December 31, 2010, summary information concerning compensation of (i) all individuals who served as our Chief Executive Officer during the fiscal year ended December 31, 2010; (ii) all individuals who served as our Chief Financial Officer during the fiscal year ended December 31, 2010; and (iii) three of our most highly compensated executive officers during the fiscal year ended December 31, 2010, other than those who served as our Chief Executive Officer and Chief Financial Officer, who were serving as executive officers as of December 31, 2010; (collectively, the named executive officers).

					Non-Equity
				Option	Incentive Plan	All Other
Name and		Salary	Bonus(1)	Awards(2)	Compensation(3)	Compensation(4)	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Peter Masanotti,	2010	500,000	—		550,000	7,977	1,057,977
President and Chief	2009	500,000	—	—	700,000	7,258	1,207,258
Executive Officer (5)	2008	125,000	—	583,099	—	3,118	711,217

Dominick Golio,	2010	275,000	—	—	141,625	12,475	429,100
Senior Vice President and Chief Financial Officer(6)	2009	186,506	—	—	137,500	9,321	333,327
Anthony D. James	2010	197,000	40,000	—	105,533	906	343,439
Chief Financial Officer and Co-Chief Operating Officer(7)

Mark R. Sullivan ,	2010	237,930	—	—	109,568	1,416	348,914
General Counsel,	2009	237,930	—	—	108,193	1,605	347,728
Chief Compliance	2008	235,909	155,926	—	107,069	1,836	500,740
Officer and Secretary

Michael Clark,	2010	275,000	—	—	126,640	1,600	403,240
Chief Operating	2009	258,979	—	—	118,929	1,687	379,595
Officer; and Senior	2008	229,781	151,876	—	119,469	1,808	502,934
Vice President of Operations

Kevin Piltz,	2010	280,000	—	—	143,269	2,500	425,769
Senior Vice President and	2009	163,333	—	—	140,000	2,547	305,880
Chief Information Officer(8)

(1)	The amount reported in this column for Mr. James in 2010 consists of a bonus payment to Mr. James on November 29, 2010 in recognition of his increased responsibilities in connection with his appointment to the additional position of Chief Financial Officer.

(2)	The amount in this column reflects the aggregate grant date fair value of the option awards calculated in accordance with FASB ASC Topic 718. Please see the Notes to our financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011, for a discussion of the assumptions used in determining the fair value calculation of each option award.

As discussed in “Long-Term Incentives — Equity-Based Incentives” above, on September 30, 2008 (Grant Date), we made a stock option grant (Original Stock Option Grant) to Mr. Masanotti, to purchase up to 295,749 shares of our common stock at the fair market value of the our common stock as of September 30, 2008, which was $4.85 per share, with the options expiring on September 30, 2018. On March 2, 2009, we entered into an Amended and Restated Stock Option Agreement with Mr. Masanotti (Amended Masanotti Option Agreement), to, among other things, amend the exercise price of the Original Stock Option Grant. The Amended Masanotti Option Agreement provides, among other things, that the option price is equal to the higher of (i) the fair market value of the Company’s common stock as of the Grant Date or (ii) $8.25. The fair market value of our common stock (as reported by NASDAQ) on the Grant Date was $4.85, accordingly the exercise price was set at $8.25. The amendment of the exercise price of the Original Stock Option Grant did not result in any incremental fair value over what was reported for Mr. Masanotti in 2008 under the column “Option Awards.” On December 31, 2010, in accordance with anti-dilution terms of the Amended Masanotti Option Agreement, the Compensation Committee approved an adjustment to the exercise price of Mr. Masanotti’s options from $8.25 per share to $2.22 per share to account for the payment of extraordinary cash dividends of $1.33 per share in September 2009 and $4.70 per share in October 2010 to our shareholders.

(3)	The amount in this column represent payments made pursuant to our 2010 Plan.

(4)	The amounts reported in this column for 2010 represent the following:

		Long Term
	Group Life	Disability
	Insurance	Insurance
	Premium	Premium	Other
	Cost	Cost	Perquisites(a)
Name	($)	($)	($)	Total
Peter Masanotti	1,225	1,254	5,498	7,977
Anthony D. James	381	525	—	906
Dominick Golio	674	926	10,875	12,475
Mark R. Sullivan	583	833	—	1,416
Michael Clark	674	926	—	1,600
Kevin Piltz	686	933	881	2,500

(a)	This amount consists of reimbursements paid to Messrs. Masanotti, Golio and Piltz for lodging expenses by each of them in connection with their employment in 2010.

(5)	Mr. Masanotti’s employment with us commenced on September 16, 2008.

(6)	Mr. Golio’s employment with us commenced on April 13, 2009. Mr. Golio served as our Chief Financial Officer from April 13, 2009 to November 22, 2010. He remained employed by us until March 31, 2011 to assist with the transition of responsibilities to Mr. James.

(7)	Mr. James’ employment with us commenced on April 22, 2010. He has served as our Chief Financial Officer since November 22, 2010 and as our Co-Chief Operating Officer since June 2010.

(8)	Mr. Piltz’s employment with us commenced in May 18, 2009.

Grants of Plan-Based Awards 2010
     The following table sets forth each grant of an award made to each named executive officer for the year ended December 31, 2010.

			Estimated Possible Payouts Under
			Non-Equity Incentive Plan Awards(2)
	Grant	Point	Threshold	Target	Maximum
Name	Date(1)	Awards(#)(1)	($)(3)	($)	($)(4)
Peter Masanotti	—	—	393,750	525,000	700,000
Anthony D. James	July 22, 2010	21.1	51,562	103,125	—
Dominick Golio(5)	July 22, 2010	20.0	68,750	137,500	—

			—		—
Mark R. Sullivan	July 22, 2010	14.0	53,535	107,069	—
Michael Clark	July 22, 2010	63.3	58,836	117,672	—
Kevin Piltz	July 22, 2010	40.0	75,000	140,000	—

(1)	Reflects awards granted to such officer under the LTIP, which are quantified in point awards. See “Long-term Incentives – 2009 Long Term Incentive Plan” above, for additional information regarding the point awards.

(2)	Reflects possible payments to such officer pursuant to incentive awards under the 2010 Plan. Includes the 2010 threshold, target and maximum payouts designated under the 2010 Plan discussed above in the “Compensation Discussion and Analysis” section. Based upon the levels of Adjusted EBITDA and Annualized Net Sales Volume Targets established exclusively for the 2010 Plan that were achieved, each 2010 Plan participant (other than Mr. Masanotti) received a payout equal to 78% of his or her 2010 Plan incentive target. The payout was based upon (i) the Annualized Net sales Volume Targets established exclusively for the 2010 Plan (100% achievement, resulting in 25% of the target incentive awarded for this component) and (ii) the Adjusted EBITDA level as calculated under the 2009 Plan (113% achievement, resulting in 53% of the target incentive awarded for this component). These two components combined to a total award of 78% of the target incentive. Our board of directors, in its discretion, determined that the individual performance of each named executive officer in 2010, other than Messrs. Massanotti and Golio, warranted payment of an additional 24.7% of each named executive officer’s target incentive. Accordingly, Messrs. James, Clark, Sullivan and Piltz received 102.3% of their Target Incentive under the 2010 Plan. Our board of directors, in its discretion, determined that the individual performance of Mr. Golio, warranted payment of an additional 25% of his target incentive. Accordingly, Mr. Golio received 103% of his Target Incentive under the 2010 Plan. In order to be more aligned with the rest of the senior management team, our board of directors determined that Mr. Masanotti should be paid 78.6% of his 2010 Plan target incentive amount (which equals 110% of his salary for 2010). The incentive awards discussed above resulted in the following payment calculations to our named executive officers under the 2010 Plan which are scheduled to be made on or about May 3, 2011: The named executives that will receive payments under the 2010 Plan are: Mr. Masanotti ($550,000), Mr. Golio ($141,625), Mr. James ($105,533), Mr. Sullivan ($109,568), Mr. Clark ($126,640); and Mr. Piltz ($143,269).

(3)	In order to receive any payments under the 2010 Plan, we had to achieve 100% of the EBITDA Target established exclusively for the 2010 Plan before any payments could be made under any portion of the 2010 Plan.

(4)	Other than with respect to Mr. Masanotti, whose 2010 Plan target was capped at 140% of his base salary, or $700,000, all other participants’ Target Incentive awards for allocable to the EBITDA Target established exclusively for the 2010 Plan did not have a maximum.

(5)	Mr. Golio served as our Chief Financial Officer from April 13, 2009 to November 22, 2010. He remained employed by us until March 31, 2011 to assist with the transition of responsibilities to Mr. James. In accordance with the terms of the LTIP, the awards to Mr. Golio were cancelled and returned to the LTIP Aggregate Pool upon the termination of his employment.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
     We have or had written employment agreements with each of our named executive officers that provide or provided for the payment of base salary and for each named executive officer’s participation in our bonus programs and employee benefit plans.
     As discussed in “Long-Term Incentives – Equity-Based Incentives” above, on September 30, 2008 (Grant Date), we made a stock option grant (Original Stock Option Grant) to Mr. Masanotti, to purchase up to 295,749 shares of our common stock at the fair market value of the our common stock as of September 30, 2008, which was $4.85 per share, with the options expiring on September 30, 2018. On

March 2, 2009, we entered into an Amended and Restated Stock Option Agreement with Mr. Masanotti (Amended Masanotti Option Agreement), to, among other things, amend the exercise price of the Original Stock Option Grant. The Amended Masanotti Option Agreement provides, among other things, that the option price is equal to the higher of (i) the fair market value of the Company’s common stock as of the Grant Date or (ii) $8.25. The fair market value of our common stock (as reported by NASDAQ) on the Grant Date was $4.85, accordingly the exercise price was set at $8.25. On December 31, 2010, in accordance with anti-dilution terms of the Amended Masanotti Option Agreement, the Compensation Committee approved an adjustment to the exercise price of Mr. Masanotti’s options from $8.25 per share to $2.22 per share to account for the payment of extraordinary cash dividends of $1.33 per share in September 2009 and $4.70 per share in October 2010 to our shareholders.
     In addition, each agreement specifies payments and benefits that would be due to such named executive officer upon the termination of his employment with us. See “Potential Payments Upon Termination or Change-In-Control” below, for additional information regarding amounts payable upon termination to each of our named executive officers.
Outstanding Equity Awards at 2010 Fiscal Year-End
     The following table sets forth all outstanding equity awards held by each of our named executive officers as of December 31, 2010.

	Number of Securities Underlying
	Unexercised Options (#)
					Option Exercise	Option Expiration
Name	Exercisable		Unexercisable		Price	Date
Peter Masanotti	197,166	(4)	98,583	(4)	$2.22 (5)	September 30, 2018

Anthony D. James	—		—		—	—

Mark R. Sullivan	2,500	(1)	—		$16.21	March 17, 2013

	20,000	(2)			$27.89	May 29, 2012
Michael Clark	9,000	(3)	—		$17.45	February 4, 2013

Dominick Golio	—		—		—	—

Kevin Piltz	—		—		—	—

(1)	Options vested in full on March 13, 2008.

(2)	Options vested in full on May 29, 2007.

(3)	Options vested in full on February 4, 2008.

(4)	98,583 of the shares subject to the option vested on September 30, 2009 49,292 of the shares vested on March 31, 2010, 49,291 of the shares vested on September 30, 2010, and, thereafter, 49,291 of the shares vest on March 31, 2011 and 49,291 of the shares vest on September 30, 2011.

(5)	As discussed in “Long-Term Incentives – Equity-Based Incentives” above, on September 30, 2008 (Grant Date), we made a stock option grant to Mr. Masanotti, to purchase up to 295,749 shares of our common stock at the fair market value of the our common stock as of September 30, 2008, which was $4.85 per share, with the options expiring on September 30, 2018. On March 2, 2009, we entered into the Amended Masanotti Option Agreement with Mr. Masanotti, to, among other things, amend the exercise price of the stock option grant. The Amended Masanotti Option Agreement provides, among other things, that the option price is equal to the higher of (i) the fair market value of the Company’s common stock as of the Grant Date or (ii) $8.25. The fair market value of our common stock (as reported by NASDAQ) on the Grant Date was $4.85, accordingly the exercise price was set at $8.25. On December 31, 2010 , in accordance with anti-dilution terms of the Amended Masanotti Option Agreement, the Compensation Committee approved an adjustment to the exercise price of Mr. Masanotti’s options from $8.25 per share to $2.22 per share to account for the payment of extraordinary cash dividends of $1.33 per share in September 2009 and $4.70 per share in October 2010 to our shareholders.
Option Exercises and Stock Vested During Last Fiscal Year
     There were no option exercises by any of our named executive officers during the year ended December 31, 2010.
Pension Benefits
     None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans that provide for payments or other benefits at or in connection with retirement sponsored by us.
Potential Payments Upon Termination or Change-In-Control
     The following is a discussion of payments and benefits that would be due to each of our named executive officers, upon the termination of his or her employment with us. The amounts in the table below assume that each termination was effective as of December 31, 2010 and are merely illustrative of the impact of a hypothetical termination of each executive’s employment. The amounts to be payable upon an actual termination of employment can only be determined at the time of such termination based on the facts and circumstances then prevailing.
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
Messrs. James, Piltz, Sullivan and Clark
     Under the terms of his employment agreement, Mr. James will be entitled to continuation of his then current base salary for a period of 12 months in the event he is terminated “without cause” (as defined below), or if her terminates his employment for “good reason” (as defined below). As used in Mr. James’ employment agreement with us, the term “good reason” means (i) any substantial and sustained diminution of his duties, including but not limited to the removal of his assigned division of the Company’s operations or (ii) Mr. James not being assigned direct responsibility for the management and oversight of the international transcription and editing operations of the Company and its affiliates in the event that we, by acquisition, merger or otherwise, directly acquire ownership of our international transcription and editing operations; provided that any of the events described in clauses (i) and (ii) shall constitute good reason only if we fail to cure such event within 15 days after receipt from Mr. James of written notice of the event which constitutes good reason; provided, further, that “good reason” shall cease to exist for an event on the 30th day following the later of its occurrence or Mr. James’ knowledge thereof, unless he has given us written notice thereof prior to such date.
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
Applicable Restrictive Covenants
     Messrs. James, Piltz, Sullivan and Clark are bound by certain non-competition and non-solicitation covenants which extend for a period of one year following termination of their employment for any reason.
     Assuming a termination “without cause” had occurred on December 31, 2010 (the last business day of 2010), the payments to each of Messrs. Masanotti, James, Sullivan, Clark, Golio and Piltz, had an estimated value of:

	Salary
	Continuation	Accelerated Vesting
Name	($)	Option Grants(1) ($)	Total ($)
Peter Masanotti	500,000	633,889	1,133,889
Anthony D. James	300,000		300,000

Mark R. Sullivan	237,930	—	237,930
Michael Clark	275,000	—	275,000
Dominick Golio(2)	275,000	—	275,000
Kevin Piltz	140,000	—	140,000

(1)	For purposes of the table above, we have assumed that the named executive officer experienced an involuntary termination without cause on December 31, 2010. Pursuant to the terms of the stock option grant to Mr. Masanotti, in that hypothetical scenario the accelerated options would have become immediately exercisable. As discussed in “Long-Term Incentives — Equity-Based Incentives” above, on September 30, 2008 (Grant Date), we made a stock option grant to Mr. Masanotti, to purchase up to 295,749 shares of our common stock at the fair market value of the our common stock as of September 30, 2008, which was $4.85 per share, with the options expiring on September 30, 2018. On March 2, 2009, we entered into the Amended Masanotti Option Agreement with Mr. Masanotti, to, among other things, amend the exercise price of the stock option grant. The Amended Masanotti Option Agreement provides, among other things, that the option price is equal to the higher of (i) the fair market value of the Company’s common stock as of the Grant Date or (ii) $8.25. The fair market value of our common stock (as reported by NASDAQ) on the Grant Date was $4.85, accordingly the exercise price was set at $8.25. On December 31, 2010, in accordance with anti-dilution terms of the Amended Masanotti Option Agreement, the Compensation Committee approved an adjustment to the exercise price of Mr.

Masanotti’s options from $8.25 per share to $2.22 per share to account for the payment of extraordinary cash dividends of $1.33 per share in September 2009 and $4.70 per share in October 2010 to our shareholders. The closing price per share of our common stock on December 31, 2010 was $8.65.

The stock option grants to Messrs. Sullivan and Clark fully vested prior to December 31, 2010.

(2)	Mr. Golio served as our Chief Financial Officer from April 13, 2009 to November 22, 2010. He remained employed by us until March 31, 2011 to assist with the transition of responsibilities to Mr. James.
Separation Arrangements with Former Executive Officer
Dominick Golio
     We entered into a formal Separation and Release Agreement with Mr. Golio, our former Chief Financial Officer, on April 22, 2011 (Golio Separation Agreement). Pursuant to the terms of the Golio Separation Agreement, Mr. Golio is entitled to receive continuation of his base salary as of the time of his termination for a period of 12 months
     In addition, the Golio Separation Agreement provides that Mr. Golio will be bound by the non-competition and non-solicitation covenants set forth in his employment agreement for a period of 12 months following his termination of employment. The Golio Separation Agreement also provides that Mr. Golio releases us from claims arising or occurring on or prior to the date of the Golio Separation Agreement.
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
Compensation Committee Interlocks and Insider Participation
     The current members of our Compensation Committee are Robert Aquilina (Chair), Frank Baker, and Peter Berger. Warren Pinckert also served on the Compensation Committee during 2010. In 2010, no member of our Compensation Committee was an officer or employee of ours. In addition, there are no Compensation Committee interlocks between us and other entities involving our executive officers and our board members who serve as executive officers of those other entities.
Compensation of Directors
     We currently do not pay Robert Aquilina, Frank Baker, and Peter Berger, nor did we pay Michael Seedman, each of whom is affiliated with our majority owner, MedQuist Holdings, any compensation for their service on our board of directors. All directors are reimbursed for all reasonable expenses incurred by them in connection with their service on our board of directors. Our former independent directors, Messrs. Pinckert, Jastrem, O’Brien and Vogel, received the following compensation in 2010:

Annual Board Retainer	$110,000 to be paid in equal installments of:
•	a non-refundable payment of $55,000 payable on February 15th of each year (for service period of February 15th to August 14th)

•	a non-refundable payment of $55,000 payable on August 15th of each year (for service period of August 15th to February 14th)

Board Meeting Fees	$2,000 for meetings attended in person $1,000 for meetings attended by phone

Committee Chair Retainer	Audit Committee — $15,000

Committee Meeting Fees (All Committees)	$1,000 for meetings attended in person $500 for meetings attended by phone
     During 2010, our independent directors received the following compensation:

	Fees Earned or Paid in Cash
			Committee
			Chair	Committee
	Annual Board	Board Meeting	Retainers	Meeting Fees
Name	Retainer ($)	Fees ($)	($)	($)	Total ($)
Warren Pinckert	110,000	17,000	15,000	17,500	159,500
John Jastrem	110,000	17,000	—	16,500	143,500
Colin O’Brien	110,000	18,000	—	16,500	144,500
Andrew Vogel	110,000	18,000	—	17,500	145,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Stock Ownership of our Directors, Executive Officers, and 5% Beneficial Owners
     The following table shows information known to us about beneficial ownership (as defined under the regulations of the SEC) of our common stock by:
•	Each person we know to be the beneficial owner of at least five percent of our common stock;

•	Each current director;

•	Each person named in our Summary Compensation Table; and

•	All current directors and executive officers as a group.
     The percentages of shares outstanding provided in the table below are based on 37,555,893 shares of common stock outstanding as of April 26, 2011. Beneficial ownership is determined in accordance with SEC rules and regulations and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table below has sole voting and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options that are exercisable within 60 days of April 26, 2011 are included in the table below and are considered to be outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of our directors and executive officers is c/o MedQuist Inc., 9009 Carothers Parkway, Suite C-2, Franklin, TN 37067.

	Number of Shares of	Percent of
	Common Stock	Shares
Name of Beneficial Owner	Beneficially Owned	Outstanding
MedQuist Holdings Inc. (1)	36,324,647	96.7%
9009 Carothers Parkway, Suite C-2, Franklin, TN 37067

Directors, Named Executive Officers and Former Named Executive Officers
Robert Aquilina (1)	36,324,647	96.7%
Frank Baker (1)	36,324,647	96.7%
Peter E. Berger (1)	36,324,647	96.7%
Peter Masanotti (2)	246,458	—
Mark R. Sullivan (3)	2,566	*
Michael Clark (4)	29,000	*
Dominick Golio(5)	—	—
Kevin Piltz	—	—
Anthony D. James	—	—

All current directors and executive officers as a group (8 persons) (1) (2) (3) (4) (6)		97.5%

*	Less than one percent.

(1)	According to a Schedule 13D/A filed with the SEC on March 21, 2011: (i) CBay Inc. directly beneficially owns 26,085,086 shares of our common stock and has voting and dispositive authority over such shares, (ii) MedQuist Holdings directly beneficially owns 10,239,561 shares of our common stock and has voting and dispositive authority over such shares and (iii) by virtue of its ownership of CBay Inc., MedQuist Holdings may be deemed to share beneficial ownership of the 26,085,086 shares of our common stock held by CBay Inc.

(2)	Includes options to purchase 246,458 shares of our common stock held by Mr. Masanotti that may be exercised within 60 days of April 26, 2010.

(3)	Includes options to purchase 2,500 shares of our common stock held by Mr. Sullivan that may be exercised within 60 days of April 26, 2010.

(4)	Includes options to purchase 29,000 shares of our common stock held by Mr. Clark that may be exercised within 60 days of April 26, 2010.

(5)	Mr. Golio served as our Chief Financial Officer from April 13, 2009 to November 22, 2010. He remained employed by us until March 31, 2011 to assist with the transition of responsibilities to Mr. James.

(6)	Includes our current directors (Messrs. Aquilina, Baker and Berger) and our current executive officers (Messrs. Masanotti, James, Piltz, Sullivan, and Clark).

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth, as of December 31, 2010, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	(A)	(B)	(C)
Number of Securities
Remaining Available
for Future Issuance
under Equity
	Number of Securities to	Weighted Average	Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(excluding securities
	of Outstanding Options,	Outstanding Options,	reflected
Plan Category	Warrants and Rights	Warrants and Rights	in column (A))
Plans Approved by Shareholders	1,002,000	$17.39	1,015,841	(1)
Plans Not Approved by Shareholders	—	—	—

Total	1,002,000	$17.39	1,015,841

(1)	This amount includes 968,601 shares of our common stock available for future issuance pursuant to stock options available for grant under our 2002 Equity Incentive Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Related Party Transactions
Majority Shareholder
     On August 6, 2008, CBay acquired approximately 69.5% of our outstanding common stock from our former majority shareholder, Philips. The transaction was more fully described in our Current Report on Form 8-K filed with the SEC on August 8, 2009.
Related Party Transaction Policy
     From time to time, we enter into transactions in the normal course of business with related parties. Prior to their March 25, 2011 resignations, the Audit Committee of our board of directors consisted of four independent directors (Messrs. Jastrem, O’Brien, Vogel and Pinckert). The Audit Committee, consisting of independent directors, was charged with the responsibility of approving or ratifying all related party transactions. To ensure that the terms of the related party transactions were not less favorable than what would be obtained in an arm’s-length transaction, the material terms and conditions of the related party agreements described below were reviewed and approved by the Audit Committee prior to the March 25, 2011 resignations of the independent directors serving on our Audit Committee pursuant to our Related Party Transaction Policy and at the time of the review and approval of such related party transactions, the Audit Committee was comprised solely of independent directors, none of whom had an interest in any of the related party transactions. In any situation where the Audit Committee saw fit to do so, any related party transaction, would have been presented to disinterested members of our board of directors for approval or ratification. All of the agreements with CBay Inc. and its affiliates described below were reviewed and approved by our Audit Committee prior to the March 25, 2011 resignations of the independent directors serving on our Audit Committee.
MedQuist Holdings had an approximately 69.5% ownership interest in us at December 31, 2010.
     We have an agreement with a wholly-owned subsidiary of MedQuist Holdings, CBay Systems & Services, Inc. (CBay Services), under which we outsource medical transcription services. We incurred expenses of $34.04 million, for the year ended December 31, 2010. We recorded other expense of $.054 million in 2010 recorded in research and development.
     We also have a subcontracting agreement (Subcontracting Agreement) with CBay Services, pursuant to which CBay Services subcontracts medical transcription, editing and related services to us. For the year ended December 31, 2010, we recorded revenue of $2.29 million.
     We have a Management Services Agreement with CBay Inc, pursuant to which certain senior executives and directors of CBay Inc. provide certain advisory and consulting services. The Management Services Agreement provides that, in consideration of the management services rendered by CBay Inc. to us since July 1, 2009 we pay CBay Inc. a quarterly services fee equal to $350,000, payable in arrears. For the year ended December 31, 2010, we incurred $1.4 million in services expenses with CBay Inc.

     Payment of fee to S A C Private Capital Group, LLC in connection with Spheris acquisition
     On May 4, 2010, the Audit Committee of our board of directors approved the payment of and we expensed a $1.5 million success-based fee to S A C Private Capital Group, LLC (SAC) in connection with work performed on the Spheris acquisition. SAC owns a majority interest in CBaySystems Holdings Limited, the majority owner of CBay Inc.
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
     On February 21, 2008, we entered into an indemnification agreement with Mr. Pinckert. The indemnification agreement is substantially similar to the Officer Indemnification Agreements and provides, among other things, that to the extent permitted by New Jersey law, we will indemnify Mr. Pinckert against all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with any suit in which he is a party or otherwise involved as a result of his service as a member of our board of directors.
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
     All services provided by KPMG LLP, our independent registered accounting firm, for the years ended December 31, 2010 and 2009 were preapproved by the Audit Committee.
Fees Paid to the Principal Accountant — 2010 and 2009
     The following table sets forth the aggregate fees billed to us for the years ended December 31, 2010 and 2009 by KPMG LLP (in thousands):

Fees	2010	2009
Audit Fees (1)	$1,508	$1,279
Audit-Related Fees(2)	—	185
Tax Fees (3)	17	96
All Other Fees	—	—
Total Fees	$1,525	$1,560

(1)	Audit Fees — represents aggregate fees paid or accrued for the audit of our internal control over financial reporting as required by Section 404, the audit of management’s assessment of our internal control over financial reporting, the audit of our annual financial statements and review of our interim financial statements, and fees for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees —represents fees for professional services rendered in connection with KPMG’s assistance to us for the due diligence associated with the Company’s 2010 acquisition of Spheris

(3)	Tax Fees — represents fees for all professional services rendered by our independent registered public accounting firm’s tax professionals, except those related to the audit of our financial statements, including tax compliance, tax advice and tax planning.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
     (3) Exhibits. See (b) below.
(b) Exhibits:

No.	Description
3.1(1)	Certificate of Incorporation of MedQuist Inc. (as amended)

3.2(6)	Second Amended and Restated By-Laws, as amended, of MedQuist Inc.

4.1(1)	Specimen Stock Certificate

10.1*(1)	1992 Stock Option Plan of MedQuist Inc., as amended

10.2*(1)	Nonstatutory Stock Option Plan for Non-Employee Directors of MedQuist Inc.

10.3*(1)	MedQuist Inc. 2002 Stock Option Plan

10.4*(1)	Form of Award Agreement under the MedQuist Inc. 2002 Stock Option Plan

10.5*(1)	1996 Employee Stock Purchase Plan

10.6*(1)	MedQuist Inc. Executive Deferred Compensation Plan

10.7*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Michael Clark

10.8*(1)	Letter Agreement, dated as of April 21, 2005, between MedQuist Inc. and Mark Sullivan

10.10*(1)	Letter Agreement, dated as of November 10, 2006, by and between MedQuist Inc. and James Brennan

10.11(1)	Licensing Agreement, dated as of May 22, 2000, between MedQuist Inc. and Philips Speech Processing GmbH

10.11.1(1)	Amendment No. 1 to Licensing Agreement, dated as of January 1, 2002, between MedQuist Inc. and Philips Speech Processing GmbH

10.11.2#(1)	Amendment No. 2 to Licensing Agreement, dated as of December 10, 2002, between MedQuist Inc. and Philips Speech Processing GmbH

10.11.3#(1)	Amendment No. 3 to Licensing Agreement, dated as of August 10, 2003, between MedQuist Inc. and Philips Speech Processing GmbH

10.11.4#(1)	Amendment No. 4 to Licensing Agreement, dated as of September 1, 2004, between MedQuist Inc. and Philips Speech Processing GmbH

10.11.5#(1)	Amendment No. 5 to Licensing Agreement, dated as of December 30, 2005, between MedQuist Transcriptions, Ltd. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH

No.	Description
10.11.6#(1)	Amendment No. 6 to Licensing Agreement, dated as of February 13, 2007, between MedQuist Inc. and Philips Speech Recognition Systems GmbH f/k/a Philips Speech Processing GmbH

10.11.7(17)	Amendment No. 7 to Licensing Agreement, dated as of November 10, 2009, between MedQuist Inc. and Nuance Communications, Inc. as the successor-in-interest to Philips Speech Recognition Systems GmbH

10.12##(17)	Third Amended and Restated OEM Supply Agreement dated November 10, 2009, between MedQuist Inc. and Nuance Communications, Inc. as the successor-in-interest to Philips Speech Recognition Systems GmbH

10.13*(1)	MedQuist Inc. Board of Directors Deferred Compensation Plan

10.14*(2)	Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers

10.14.1*(7)	First Amendment to the Form of Management Indemnification Agreement by and between MedQuist Inc. and Certain Officers

10.15*(4)	Indemnification Agreement, dated as of February 21, 2008 between MedQuist Inc. and Warren Pinckert

10.16*(8)	Employment Agreement by and between Peter Masanotti and MedQuist Inc., dated September 3, 2008

10.17#(9)	Transcription Services Agreement by and between MedQuist Transcriptions, Ltd. and CBay Systems & Services, Inc. dated April 3, 2009

10.18*(10)	Indemnification Agreement dated November 21, 2008 between MedQuist Inc. and Peter Masanotti

10.19*(11)	Amended and Restated Stock Option Agreement by and between Peter Masanotti and MedQuist Inc., dated March 2, 2009

10.21*(12)	Employment Agreement by and between Dominick Golio and MedQuist Inc. dated April 9, 2009

10.22*(9)	Employment Agreement by and between Kevin Piltz and MedQuist Inc. dated May 18, 2009

10.23(9)	Settlement and License Agreement by and between Anthurium Solutions, Inc. and MedQuist Inc. dated June 19, 2009

10.24*(13)	MedQuist Inc. Long-Term Incentive Plan adopted on August 27, 2009

10.25(13)	Credit Agreement by and among MedQuist Inc. and its subsidiaries, and Wells Fargo Foothill, LLC as the arranger and administrative agent and lender dated August 31, 2009

10.26(14)	Services Agreement by and between MedQuist Inc. and CBay Inc. dated September 19, 2009

10.27##(17)	Licensing Agreement by and between Nuance Communications, Inc. and MedQuist Inc. dated November 10, 2009

10.28(15)	Transcription Services Subcontracting Agreement by and between MedQuist Inc. and CBay Systems & Services, Inc. dated March 31, 2009

10.29(19)	Credit Agreement dated as April 22, 2010 among MedQuist Transcriptions, Ltd. as Borrower, MedQuist Inc. as Holdings, the Lenders and L/C Issuers party thereto, and General Electric Capital Corporation as Administrative Agent and Collateral Agent, CapitalSource Bank as Syndication Agent, and Fifth Third Bank as Documentation Agent.

No.	Description
10.30(20)	MedQuist Transcriptions, Ltd. Subordinated Promissory Note dated April 22, 2010

10.31##(20)	Sales & Services Agreement dated March 9, 2010 between MedQuist, Inc. and CBay Systems & Services, Inc.

10.32(21)	Employment Agreement between Anthony D. James and MedQuist, Inc. for the position of Co-Chief Operating Officer dated June 24, 2010

10.33##(24)	Amendment No. 1 to the Sales and Services Agreement, dated July 26, 2010 between MedQuist, Inc. and CBay Systems & Services, Inc.

10.34##(24)	Amendment No. 1 to the Subcontracting Agreement dated July 26, 2010, between MedQuist, Inc. and CBay Systems & Services, Inc.

10.35(22)	Settlement Agreement and Release dated August 12, 2010 between MedQuist Inc. and Kaiser Foundation Health Plan, Inc.

10.36(24)	First Amendment to Norcross, Georgia Office Lease Agreement dated as of March 1, 2009

10.37(24)	Second Amendment to Norcross, Georgia Office Lease Agreement dated as of August 1, 2009

10.38(23)	Senior Subordinated Note Purchase Agreement, dated September 30, 2010, between CBay Inc., CBay, the Company, MedQuist Transcriptions, Ltd., Blackrock Kelso Capital Corporation, PennantPark Investment Corporation, Citibank, N.A. and THL Credit, Inc. as Purchasers.

10.39(23)	Credit Agreement, dated October 1, 2010, between CBay Inc., the Company and MedQuist Transcriptions, Ltd., CBay, the lenders and L/C issuers, General Electric Capital Corporation, as administrative agent and collateral agent

10.40(25)	Appointed Anthony D. James as Chief Financial Officer of MedQuist Inc., dated November 22, 2010

10.41(26)	Licensing Agreement of Trade Name, dated as of Nov. 23, 2010, between MedQuist Inc. and CBaySystems Holdings Limited

10.42.1	Office Lease, dated June 2006, between Ford Motor Land Development Corporation and Spheris Operations Inc.

10.42.2	Amendment to Office Lease Agreement, dated March 27, 2009, between Carothers Office Acquisition LLC and Spheris Operations, Inc.

10.42.3	Assignment, Assumption and Agreement to Relinquish Office Space and Amendment to Office Lease Agreement, dated April 22, 2010 between Carothers Office Acquisition LLC and MedQuist Transcriptions, Ltd.

10.43(24)	First Amendment to Lease Agreement, dated March 1, 2009, by and between Atlanta Lakeside Real Estate, L.P. and MedQuist Transcriptions, Ltd.

10.44(24)	Second Amendment to Lease Agreement, effective August 1, 2009, by and between Atlanta Lakeside Real Estate, L.P. and MedQuist Transcriptions, Ltd.

21(1)	Subsidiaries of MedQuist Inc.

23	Consent of KPMG LLP

24	Power of Attorney (included on the signature page hereto)

No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order for confidential treatment from SEC.

##	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on July 5, 2007

(2)	Incorporated by reference to our Current Report on Form 8-K filed on August 28, 2007

(3)	Incorporated by reference to our Current Report on Form 8-K filed on September 25, 2007

(4)	Incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008

(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008

(6)	Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2008

(7)	Incorporated by reference to our Current Report on Form 8-K filed on August 25, 2008

(8)	Incorporated by reference to our Current Report on Form 8-K filed on September 9, 2008

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on July 30, 2009

(10)	Incorporated by reference to our Current Report on Form 8-K filed on November 28, 2008

(11)	Incorporated by reference to our Current Report on Form 8-K filed on March 6, 2009

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 15, 2009

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2009

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 24, 2009

(15)	Incorporated by reference to our Current Report on Form 8-K filed on April 6, 2009

(16)	Incorporated by reference to our Current Report on Form 8-K filed on February 4, 2010

(17)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 12, 2010

(18)	Incorporated by reference to our Current Report on Form 8-K filed on April 21, 2010

(19)	Incorporated by reference to our Current Report on Form 8-K filed on April 28, 2010

(20)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2010

(21)	Incorporated by reference to our Current Report on Form 8-K filed on June 30, 2010

(22)	Incorporated by reference to our Current Report on Form 8-K filed on August 18, 2010

(23)	Incorporated by reference to our Current Report on Form 8-K filed on October 6, 2010

(24)	Incorporated by reference to our Quarterly Report on Form 8-Q filed on November 9, 2010

(25)	Incorporated by reference to our Current Report on Form 8-K filed on November 29, 2010

(26)	Incorporated by reference to our Current Report on Form 8-K filed on December 1, 2010

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedQuist Inc.
By:	/s/ Peter Masanotti
Peter Masanotti
President and Chief Executive Officer

Date: May 2, 2011

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