Form 10-Q
period 2011-03-31
MEDQUIST INC
filed 2011-05-16
CIK 884497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number:0-19941
MEDQUIST INC.
(Exact name of Registrant as Specified in its Charter)

New Jersey	22-2531298
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9009 Carothers Parkway

Franklin, Tennessee	37067
(Address of Principal Executive Offices)	(Zip Code)
(856) 295-4600
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

Large accelerated filer ☐	Accelerated filer☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of registrant’s shares of common stock, no par value, outstanding as of May 9, 2011 was 37,555,893.

MEDQUIST INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MedQuist Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Successor Company	Predecessor Company
	For the period February 12, to March 31, 2011	For the period January 1, to February 11, 2011	For the three months ended March 31, 2010
Net revenues	$55,026	47,048	$73,981

Operating costs and expenses:
Cost of revenues	35,192	29,987	49,833
Selling, general and administrative	5,846	5,219	8,797
Research and development	1,230	1,302	2,281
Depreciation	1,298	1,043	1,910
Amortization of intangible assets	2,800	1,511	1,820
Cost of legal proceedings, settlements and accommodations	(7,687)	174	1,043
Acquisition and restructuring	3,212	278	954

Total operating costs and expenses	41,891	39,514	66,638

Operating income	13,135	7,534	7,343

Equity in income of affiliated company	—	—	514
Interest expense, net	(3,733)	(3,115)	(146)

Income before income taxes	9,402	4,419	7,711

Income tax provision	762	453	367

Net income	$8,640	3,966	$7,344

Net income per share:
Basic	$0.23	$0.11	$0.20
Diluted	$0.23	$0.10	$0.20

Weighted average shares outstanding:
Basic	37,556	37,556	37,556
Diluted	37,786	37,852	37,556
The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	Successor Company	Predecessor Company
	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$31,829	$41,265
Accounts receivable, net of allowance of $1,662 and $3,142, respectively	73,006	76,155
Other current assets	11,029	9,780
Total current assets	115,864	127,200

Property and equipment, net	15,256	14,135
Goodwill	89,292	88,982
Other intangible assets, net	103,248	79,860
Deferred income taxes	3,094	3,000
Other assets	10,050	10,741
Total assets	$336,804	$323,918

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long term debt	$—	$20,000
Accounts payable	9,099	6,785
Accrued expenses	23,770	27,106
Accrued compensation	14,582	11,136
Current portion of lease obligations	284	758
Related party payable	2,043	5,386
Deferred revenue	9,392	10,840
Total current liabilities	59,170	82,011
Long term debt	260,000	265,000
Deferred income taxes	4,688	6,066
Other non-current liabilities	1,509	1,442

Commitments and contingencies

Shareholders’ equity:
Common stock — no par value; authorized 60,000 shares; 37,556 and 37,556 shares issued and outstanding, respectively	2,917	238,042
Retained earnings and accumulated deficit	8,640	(271,316)
Accumulated other comprehensive (loss) income	(120)	2,673

Total shareholders’ equity (deficit)	11,437	(30,601)

Total liabilities and shareholders’ equity	$336,804	$323,918
The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Successor Company	Predecessor Company
	For the period February 12, to March 31, 2011	For the period January 1, to February 11, 2011	For the three months ended March 31, 2010

Net cash provided by operating activities	$14,934	$6,587	$6,827

Investing activities:
Purchase of property and equipment	(1,654)	(1,466)	(1,737)
Capitalized software	(1,243)	(1,102)	(925)
Deposit for Spheris acquisition	—	—	(7,500)
Net cash used in investing activities	(2,897)	(2,568)	(10,162)

Financing activities:
Repayment of debt	—	(25,000)	—
Payments on lease obligations	(252)	(224)	—
Debt issuance costs	—	—	(195)
Net cash used in financing activities	(252)	(25,224)	(195)

Effect of exchange rate changes	(9)	(7)	40

Net change in cash and cash equivalents	11,776	(21,212)	(3,490)

Cash and cash equivalents — beginning of period	20,053	41,265	25,216

Cash and cash equivalents — end of period	$31,829	$20,053	$21,726

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
1. Basis of Presentation
The consolidated financial statements and footnotes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted pursuant to such rules and regulations although we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of MedQuist Inc. and all of its wholly-owned subsidiaries (the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.
These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of our results of operations, financial position and cash flows. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-Q should be read in conjunction with the Company's 2010 Annual Report on Form 10-K for the year ended December 31, 2010 (the 2010 Form 10-K) filed with the Securities and Exchange Commission (SEC) on March 16, 2011.
On February 11, 2011 certain of the Company's shareholders entered into an exchange agreement with MedQuist Holdings Inc. ("MedQuist Holdings") which increased MedQuist Holdings' ownership interest in the Company to 82.2%. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-50-S99-1 “Business Combinations-Related issues” governs the application of push down accounting in situations where ownership is increased to 80% or more. The post-February 11, 2011 consolidated financial statements reflect the new basis of accounting as required by the authoritative guidance under ASC 805-50-S99-1, and have applied the SEC rules and guidance regarding “push down” accounting treatment. Accordingly, the Company's consolidated financial statements prior to the closing of the exchange agreement reflect the historical accounting basis in our assets and liabilities and are labeled Predecessor Company, while such consolidated financial statements subsequent to the exchange agreement are labeled Successor Company and reflect the push down basis of accounting for the fair values of assets and liabilities acquired by MedQuist Holdings in August 2008, rolled forward to February 11, 2011. This effect is presented in the Company's consolidated financial statements by a vertical black line division between the columns entitled Predecessor Company and Successor Company on the statements and relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the exchange agreement are not comparable. See Note 4, Change in Ownership.
MedQuist Holdings announced, effective March 11, 2011, that it had completed its public exchange offer under which it acquired additional shares of MedQuist Inc. common stock resulting in MedQuist Holdings now holding approximately 97% of the issued and outstanding shares of MedQuist Inc. In accordance with the terms of a Stipulation of Settlement entered into in connection with the settlement of MedQuist Inc. shareholder litigation and subject to final approval of the settlement by the Court, the remaining issued and outstanding shares of MedQuist Inc. are expected to be exchanged on the same terms as the public exchange in a short-form merger by the end of the third quarter of 2011. In connection with this expected short-form merger and to immediately reduce duplicate costs of being a public company, MedQuist Inc. gave formal written notice to NASDAQ to delist its shares traded under the ticker symbol, MEDQ. Shares of MedQuist Inc. common stock have ceased trading on NASDAQ and are currently trading on the Pink Sheets (as reported by the Pink Sheets LLC) under the symbol "MEDQ.PK".
2. Acquisition of Spheris Assets in the United States
On April 22, 2010, we and our shareholder, CBay Inc., completed the acquisition of substantially all of the assets of Spheris and certain of its affiliates, pursuant to the terms of the Stock and Asset Purchase Agreement. This acquisition provided substantial incremental volume growth and also provided opportunities for operating efficiencies and operating margin expansion. Costs incurred for the acquisition and direct integration costs are included in acquisition and restructuring on the accompanying statements of operations. The acquisition was funded from the proceeds of credit facilities entered into in connection with the acquisition.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

The following unaudited pro forma summary presents the consolidated information of the Company as if the business combination had occurred at the beginning of the first quarter of 2010.

Pro Forma Three Months Ended March 31, 2010

Net revenues	$109,159
Net income	$5,569
Net income per share (Basic)	$0.15
Net income per share (Diluted)	$0.15

These amounts have been calculated after applying our accounting policies and adjusting the results of Spheris to reflect the additional amortization of intangibles that would have been charged assuming the fair value adjustments to intangible assets had been applied from the beginning of the annual period being reported on, and the additional interest expense assuming the acquisition related debt had been incurred at the beginning of the period being reported on, excluding the acquisition costs, and including the related tax effects. Impacts of integration-related charges have been excluded from the amounts above, and per share amounts do not reflect the impacts of ownership changes that occurred during the first quarter of 2011. Additionally, the pro forma revenue amounts reflect only recognized revenues of the acquired business, but do not reflect the impacts of known losses that impacted the book of business in subsequent periods.
3. Debt

Debt consisted of the following:

	Successor	Predecessor
	March 31, 2011	December 31, 2010
Senior Secured Credit Facility consisting of:
Term loan	$175,000	$200,000
Revolving credit facility	—	—
Senior Subordinated Notes	85,000	85,000
	260,000	285,000
Less: Current maturities	—	(20,000)
Total long term debt	$260,000	$265,000
In January 2011 we made an optional prepayment of $20.0 million in addition to the $5.0 million due under the Senior Secured Credit Facility. No additional principal payments are required in 2011. In January 2011, as required under our Credit Agreement, we entered into interest rate cap contracts (for $60.0 million notional amounts which will amortize over time) to provide coverage for fluctuation in interest rates. The interest rates on the term loan and the Senior Subordinated Notes were 7.25% and 13.0% respectively on March 31, 2011.
As of March 31, 2011, we believe we were in compliance with the covenants of our debt.

4. Change in Ownership
On February 11, 2011, MedQuist Holdings acquired additional shares of our common stock in a private exchange with certain of our shareholders, which resulted in their ownership increasing to over 80%. Effective February 11, 2011, we adopted the provisions of push down accounting. Accordingly the purchase accounting adjustments recorded at MedQuist Holdings related to the purchase of a 69.5% interest in us on August 6, 2008, as rolled forward to February 11, 2011, were recorded on our books and records. The basis pushed down to us is the basis recorded by MedQuist Holdings as of August 6, 2008, the transaction date, adjusted for activities recorded by MedQuist Holdings through February 11, 2011.

The following amounts were recorded on our financial records on February 11, 2011.

Recorded as of February 11, 2011
Current assets	$924
Property & equipment	88
Goodwill	339
Intangible assets other than goodwill	25,655
Deferred taxes	2,567
Total assets	$29,573
Increase in Shareholders' Equity	$29,573
The impact on our Shareholders' equity was adjusted to reflect the new basis of accounting effective at the time that ownership increased to more than 80%. Accordingly, the equity accounts on Predecessor Company were not carried over to Successor Company. Successor Company beginning equity as of February 11, 2011 represents the net assets of Successor Company as valued with the impact of push down accounting.
5. Comprehensive Income
Comprehensive income was as follows:

	Successor Company	Predecessor Company
	For the Period February 12 - March 31	For the Period January 1 - February 11	Three months ended March 31,
	2011	2011	2010
Net income	$8,640	$3,966	$7,344
Foreign currency translation adjustment	(120)	(105)	(299)
Comprehensive income	$8,520	3,861	$7,045
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
The following table reflects the weighted average shares outstanding used to compute basic and diluted net income per share:

	Successor Company	Predecessor Company
	For the Period February 12 - March 31	For the Period January 1 - February 11	Three months ended March 31,
	2011	2011	2010
Net income	$8,640	$3,966	$7,344
Weighted average shares outstanding:
Basic	37,556	37,556	37,556
Effect of dilutive shares	230	296	—
Diluted	37,786	37,852	37,556
Net income per share:
Basic	$0.23	$0.11	$0.20
Diluted	$0.23	$0.10	$0.20

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

7. Accrued Expenses
Accrued expenses consisted of the following:

	Successor Company	Predecessor Company
	March 31, 2011	December 31, 2010
Customer accommodations	$729	$10,387
Accrued interest	5,442	5,593
Restructure	4,424	2,214
Transaction fees incurred	3,426	—
Other (no item exceeds 5% of current liabilities)	9,749	8,912
Total accrued expenses	$23,770	$27,106
2011 Restructuring Plan
On March 31, 2011, our board of directors adopted a restructuring plan (2011Restructuring Plan) to complete the integration of the acquired Spheris operations into MedQuist Inc. This integration resulted in termination costs of approximately $1.1 million in the first quarter of 2011 from a related reduction in workforce and a charge of $1.5 million in the first quarter of 2011 representing future lease payments on the Company's former corporate headquarters in Mt. Laurel, New Jersey and lease termination costs for the former data center in Sterling, Virginia, offset by estimated sublease rentals. The future minimum lease payments on the Mt. Laurel facility total $2.5 million.
The Company expects that restructuring activities may continue in 2011 as management identifies additional opportunities for synergies resulting from the acquisition of Spheris including the elimination of redundant functions.
The table below reflects the financial statement activity related to the 2011 Restructuring Plan.

	For the Period February 12, 2011 to March 31, 2011	For the Period January 1, 2011 to February 11, 2011
Beginning balance	$—	$—
Charge	2,528	—
Cash paid	—	—
Ending balance	$2,528	$—

2010 Restructuring Plan
Management’s ongoing cost reduction initiatives, including process improvement, combined with the acquisition of Spheris, resulted in a restructuring plan (2010 Restructuring Plan) involving staff reductions and other actions designed to maximize operating efficiencies.
The table below reflects the financial statement activity related to the 2010 Restructuring Plan.

	Successor Company	Predecessor Company
	For the Period February 12, 2011 to March 31, 2011	For the Period January 1, 2011 to February 11, 2011	Year Ended December 31, 2010
Beginning balance	$1,889	$2,039	$—
Charge	—	—	3,460
Cash paid	(165)	(150)	(1,421)
Ending balance	$1,724	$1,889	$2,039

No other restructuring plan has a material impact on our balance sheets, results of operations or cash flows.

8. Cost of Legal Proceedings , Settlements and Accommodations

The following is a summary of the amounts recorded as cost of legal proceedings, settlements and accommodations in the accompanying consolidated statements of operations.

	Successor Company	Predecessor Company
	For the period February 12, 2011 to March 31, 2011	For the period January 1, 2011 to February 11, 2011	For the three months ended March 31,2010
Professional fees and settlements	$1,971	$174	$1,043
Accommodation reversal	(9,658)	—	—
Totals	$(7,687)	$174	$1,043
On March 31, 2011, our board of directors terminated the Customer Accommodation Program. As a result, any amounts that had not been offered to customers were reversed, leaving a balance of approximately $0.7 million. Professional fees and settlements in the period February 12, 2011 to March 31, 2011 includes a settlement of indemnification claims with our former chief financial officer, which will reduce future legal fees we would otherwise be required to pay pursuant to the indemnification obligations contained in our bylaws.
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
In connection with our decision to offer financial accommodations to certain of our customers (Accommodation Customers), we analyzed our historical billing information and the available report-level data to develop individualized accommodation offers to be made to Accommodation Customers (Accommodation Analysis). Based on the Accommodation Analysis, our board of directors authorized management to make cash or credit accommodation offers to Accommodation Customers in the aggregate amount of $75,818 (Customer Accommodation Program). By accepting our accommodation offer, the customer agreed, among other things, to release us from any and all claims and liability regarding the billing related issues. On March 31, 2011, our board of directors terminated the Customer Accommodation Program. As a result, any amounts that had not been offered to customers were reversed.
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
Effective with the completion of the exchange on February 11, 2011, we will file federal and certain states short period tax returns for the period January 1, 2011 to February 11, 2011. For periods after February 11, 2011, we will file our income tax returns as part of the MedQuist Holdings consolidated tax return filings. We do not expect these changes to materially impact our income tax expense, cash payments, refunds, or our ability to use net operating losses during 2011.
We expect that our consolidated income tax expense for the year ended December 31, 2011, similar to the year ended December 31, 2010, will consist principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable year as well as state and foreign income taxes. We regularly assess the future realization of deferred taxes and whether the valuation allowance against the majority of domestic deferred tax assets is still warranted. To the extent sufficient positive evidence, including past results and future projections, exists to benefit all or part of these benefits, the valuation allowance will be released accordingly. It is reasonably possible that all or a portion of the valuation allowance will be released within the next year.

10. Commitments and Contingencies
Shareholder Settlement
On February 8, 2011 and February 10, 2011, two of MedQuist Inc.'s minority shareholders filed class action complaints in the Superior Court of New Jersey, Burlington County, Chancery Division, (the Court) against us, the individual members on MedQuist Inc.'s board of directors and MedQuist Holdings (the Shareholder Litigation). Plaintiffs alleged that the defendants breached certain fiduciary duties they owed to minority shareholders of MedQuist Inc. in connection with the structuring and disclosure of the Public Exchange Offer.
On March 4, 2011, the parties to the Shareholder Litigation entered into a memorandum of understanding (the MOU) that outlined the material terms of a proposed settlement of the Shareholder Litigation. Under the terms of the MOU, MedQuist Holdings agreed to extend the expiration of the Public Exchange Offer and further agreed that if, as a result of the Registered Exchange Offer, they obtained ownership of at least 90% of the outstanding our common stock they would conduct a short-form merger under applicable law to acquire the remaining shares of our common stock that they do not currently own at the same exchange ratio applicable under the Public Exchange Offer. We agreed to make certain supplemental disclosures concerning the Public Exchange Offer, which were contained in an amendment to Schedule 14D-9 that we filed with the SEC on March 7, 2011. We also agreed to use our best efforts to finalize a Stipulation of Settlement (the Settlement Stipulation) and present it to the Court for preliminary approval within thirty days of the date of the MOU.
On April 1, 2011, the parties finalized the Settlement Stipulation that contained all the terms of the parties' proposed settlement of the Shareholder Litigation. Among other things, the Settlement Stipulation recognized that, subject to court approval, a non-opt out settlement class would be certified consisting of all holders of our common stock, except the defendants and their immediate families and their affiliates (the Class). The Settlement Stipulation acknowledged that updated disclosures were made with respect to the Public Exchange Offer and that the Public Exchange Offer expiration date was extended until March 11, 2011. The Settlement Stipulation also memorialized the parties' agreement that, following Court approval, MedQuist Holdings would conduct a short-form merger to acquire the remaining shares of our common stock at the same exchange ratio applicable under the Public Exchange Offer.
On April 19, 2011, the Court held a hearing to review the Settlement Stipulation and determine whether to preliminarily approve the settlement. On this same date, the Court entered a preliminary approval order (the Preliminary Approval Order) that, among other things, certified the Class for settlement purposes, set deadlines for providing notice of the settlement to Class members, and scheduled June 17, 2011 as the return date for a fairness hearing to determine final approval of the settlement. The Preliminary Approval Order also set May 27, 2011, as the deadline for the filing of a motion for final approval of the settlement, and June 3, 2011, as the deadline for any Class members to file objections to the settlement. The settlement will not become final until the Court determines, following a hearing, that the terms of the settlement are fair, reasonable and adequate, and in the best interests of the Settlement Class.
SEC Investigation of Former Officer
With respect to our historical billing practices, the SEC pursued civil litigation against our former chief financial officer, whose employment ended in July 2004. Pursuant to our bylaws, we had been providing indemnification for the legal fees for our former chief financial officer. In February 2011 we reached a settlement under which our former chief financial officer released us from our indemnification obligations to him upon his settlement of the litigation with the SEC and our payment to him of a negotiated amount. The former chief financial officer settled the SEC litigation and we made our settlement payment to him in May 2011. This settles the last remaining contingency related to our billing practices.
11. Related Party Transactions
MedQuist Holdings (previously CBay Inc.) has an approximately 97% ownership interest in us at March 31, 2011.
We have an agreement with CBay Systems & Services, Inc., (CBay Systems), a wholly-owned subsidiary of our majority shareholder, under which we outsource medical transcription services to CBay Systems. We incurred expenses of $11,470 and $3,634 for the three months ended March 31, 2011 and 2010, respectively. All medical transcription expenses for both periods were recorded in cost of revenues in the accompanying consolidated statements of operations.
We also have a subcontracting agreement with CBay Systems, pursuant to which CBay Systems subcontracts medical transcription, editing and related services to us. For the three months ended March 31, 2011 and 2010, we recorded revenue of $671 and $531 respectively, under the terms of the subcontracting agreement.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

We have a Management Services Agreement with CBay Inc. pursuant to which certain senior executives and directors of CBay Inc. provide advisory and consulting services. The Management Services Agreement provides that, in consideration of the management services rendered by CBay Inc. to us since July 1, 2009 we pay CBay Inc. a quarterly services fee equal to $350, payable in arrears. For the three month periods ending March 31, 2011 and 2010, we incurred $350 in services expenses with CBay Inc. All Management Services Agreement costs incurred have been recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.
As of March 31, 2011 and December 31, 2010, the related party payable in the accompanying consolidated balance sheets reflected $5.8 million due to CBay Inc. and CBay Systems, net of $3.8 million due from MedQuist Holdings for transaction costs paid by us on behalf of MedQuist Holdings. Additionally, accounts receivable in the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010 included $745 and $396, respectively, for amounts due from CBay Systems.
12. Assets and Liabilities Measured at Fair Value
Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Derivative financial instruments
The Company uses interest rate caps to manage its interest rate risk. As of March 31, 2011, the Company has interest rate cap contracts for $60.0 million in notional amounts, which will amortize over time, to provide coverage for fluctuation in interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps.  The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. However, as of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its valuations for the foreign currency exchange contracts in their entirety are classified in Level 2 of the fair value hierarchy.

The Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, are as follows.

Asset at March 31, 2011
Interest rate agreements	$61

The interest rate derivatives are classified in other assets, with related gains and losses recorded in interest expense, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the risk factors set forth in the in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K). These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the SEC.
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
You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010, included in the 2010 Form 10-K.
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
Volume and Pricing Trends
The vast majority of our revenue is generated by providing clinical documentation services to our customers. Product sales and related maintenance contracts and other make up the balance of our net revenues. Our customers are generally charged a rate per character multiplied by the number of characters that we process.
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
Operating Improvements
Cost of revenues on a per unit basis has declined versus the prior year period due to the increased percentage of volume produced offshore and the increased utilization of ASR technology as well as reductions of support staff headcount as we shift volume to India in order to further reduce operating costs. Our use of ASR technology has increased to 72% for the quarter ended March 31, 2011, compared to 57% for the same period in 2010. As we continue to increase the use of ASR technology and move volume offshore, we expect to continue to reduce costs. Some of our contracts specify lower prices for work performed offshore or using speech recognition technology. Therefore, our operating income will not increase by the full amount of the savings we realize.

Critical Accounting Policies, Judgments and Estimates
There have been no material changes in our critical accounting policies, judgments or estimates as disclosed in our 2010 Form 10-K except as discussed below.
Customer Accommodation Program
In response to customers’ concerns regarding historical billing matters, we established a plan to offer financial accommodations to certain of our customers during 2005 and 2006 and recorded the related liability. Since 2008, we have not made additional offers. In March 2011, our board of directors terminated the Customer Accommodation Program.
Acquisition of Spheris Inc. Assets and Related Debt Incurred
We and our majority shareholder, CBay Inc., completed the acquisition of substantially all of the assets of Spheris. Spheris provided medical transcription services in the United States. This acquisition provided substantial incremental volume growth and also provided opportunities for operating efficiencies and operating margin expansion. Costs incurred for the Spheris acquisition and direct integration costs are included in the line item acquisition and restructuring in the accompanying consolidated statements of operations.
The following unaudited pro forma summary presents the consolidated information of the Company as if the business combination had occurred at the beginning of 2010.

Predecdessor Company
Pro Forma Three Months Ended March 31, 2010
(in thousands, except per share amount)
Net revenues	$109,159
Net income	$5,569
Net income per share (Basic)	$0.15
Net income per share (Diluted)	$0.15
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
Consolidated Results of Operations
For purposes of providing a comparison between our 2011 results and the corresponding 2010 periods, we have presented our 2011 results as the mathematical addition of the Predecessor Company and Successor Company each of which are GAAP financial measures, for the three months ended March 31, 2011. We believe that this presentation provides the most meaningful information about our results of operations. This approach is not consistent with GAAP, may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved.

We have presented a reconciliation of our financial statements to the combined total, which is a non-GAAP financial measure.

	Successor Company	Predecessor Company	Combined Total
	For the period February 12, to March 31, 2011	For the period January 1, to February 11, 2011	For the three months ended March 31, 2011
Net revenues	$55,026	$47,048	$102,074
Operating costs and expenses:
Cost of revenues	35,192	29,987	65,179
Selling, general and administrative	5,846	5,219	11,065
Research and development	1,230	1,302	2,532
Depreciation	1,298	1,043	2,341
Amortization of intangible assets	2,800	1,511	4,311
Cost of legal proceedings, settlements and accommodations	(7,687)	174	(7,513)
Acquisition and restructuring	3,212	278	3,490
Total operating costs and expenses	41,891	39,514	81,405
Operating income	13,135	7,534	20,669
Equity in income of affiliated company	—	—	—
Interest expense, net	(3,733)	(3,115)	(6,848)
Income before income taxes	9,402	4,419	13,821
Income tax provision	762	453	1,215
Net income	$8,640	$3,966	$12,606

The following tables set forth our consolidated results of operations for the three months ended March 31, 2011 and 2010.

MedQuist Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended March 31,
	2011		2010			Change in
		% of Net		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net revenues	$102,074	100.0%	$73,981	100.0%	$28,093	—
Operating costs and expenses:
Cost of revenues	65,179	63.9%	49,833	67.4%	15,346	(3.5)%
Selling, general and administrative	11,065	10.8%	8,797	11.9%	2,268	(1.1)%
Research and development	2,532	2.5%	2,281	3.1%	251	(0.6)%
Depreciation	2,341	2.3%	1,910	2.6%	431	(0.3)%
Amortization of intangible assets	4,311	4.2%	1,820	2.5%	2,491	1.8%
Cost of legal proceedings, settlements and accommodations	(7,513)	(7.4)%	1,043	1.4%	(8,556)	(8.8)%
Acquisition and restructuring	3,490	3.4%	954	1.3%	2,536	2.1%
Total operating costs and expenses	81,405	79.8%	66,638	90.1%	14,767	(10.3)%
Operating income	20,669	20.2%	7,343	9.9%	13,326	10.3%
Equity in income of affiliated company	—	—	514	0.7%	(514)	(0.7)%
Interest expense, net	(6,848)	(6.7)%	(146)	(0.2)	(6,702)	(6.5)%
Income before income taxes	13,821	13.5%	7,711	10.4%	6,110	3.1%
Income tax provision	1,215	1.2%	367	0.5%	848	0.7%
Net income	$12,606	12.3%	$7,344	9.9%	$5,262	2.4%
Net revenues
Net revenues increased $28.1 million, or 38%, to $102.1 million for the three months ended March 31, 2011 compared with $74.0 million for the three months ended March 31, 2010. The acquisition of Spheris contributed approximately $31.0 million in net revenues for the three months ended March 31, 2011 versus the same period in the prior year.
Cost of revenues
Cost of revenues were $65.2 million for the three months ended March 31, 2011 compared with $49.8 million for the three months ended March 31, 2010. As a percentage of net revenues, cost of revenues decreased to 63.9% for the three months ended March 31, 2011 from 67.4% for the same period in the prior year primarily due to increased utilization of speech recognition technologies, increased utilization of offshore resources, and other operating cost reduction initiatives. The increase in total dollars versus the prior year period was primarily due to direct incremental costs associated with the incremental Spheris volumes.
Selling, general and administrative
SG&A expenses were 10.8% of net revenues for the three month period ended March 31, 2011 compared to 11.9% for the same period in the prior year. The decrease versus prior year is due to the impact of synergies realized from the Spheris acquisition and other cost savings initiatives.

Research & development
R&D expenses as a percentage of net revenues were 2.5% for the three months ended March 31, 2011 compared to 3.1% for the same period in the prior year. This decrease was due to the impact of synergies realized from the Spheris acquisition.
Depreciation
Depreciation expense as a percentage of net revenues was 2.3% for the three months ended March 31, 2011 compared to 2.6% for the same period in the prior year.
Amortization
Amortization expense as a percentage of net revenues was 4.2% for the three months ended March 31, 2011 compared to 2.5% for the same period in the prior year. This increase was primarily due to amortization of acquired intangible assets associated with the acquisition of Spheris and the effect of the push down accounting commencing on February 12, 2011.
Cost of legal proceedings, settlements and accommodations
Costs of legal proceedings, settlements and accommodations as a percentage of net revenues were (7.4%) for the three month period ended March 31, 2011 compared to 1.4% for the same period in the prior year. During the three months ended March 31, 2011, our board of directors terminated the Customer Accommodation Program and we reversed $9.7 million of the accrual. We also recorded a charge for a settlement of our indemnification obligations with our former chief financial officer and fees in connection with the shareholder litigation.
Acquisition and restructuring
We incurred acquisition and restructuring charges of $3.5 million for the three months ended March 31, 2011. During the three months ended March 31, 2011, we recorded net restructuring charges of $2.6 million including approximately $1.0 million from a reduction in workforce and a charge of $1.5 million representing future lease payments on the Company's former corporate headquarters in Mt. Laurel, New Jersey and former data center in Sterling, Virginia, offset by expected sublease rentals. The future minimum lease payments on the Mt. Laurel facility total $2.5 million.
We expect that restructuring activities may continue in 2011 as management identifies opportunities for synergies resulting from the acquisition of Spheris including the elimination of redundant functions.
Interest expense, net
Interest expense during the three months ended March 31, 2011 was $6.8 million, which is related to our debt and the amortization of debt issuance costs.
Income tax provision
The effective income tax rate was 8.8% and 4.8% for the three month periods ended March 31, 2011 and 2010, respectively.
Our consolidated income tax expense consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable period as well as state and foreign income taxes. We recorded a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years.
Effective with the completion of the exchange on February 11, 2011, we will file federal and certain states short period tax returns for the period January 1, 2011 to February 11, 2011. For periods after February 11, 2011, we will file our income tax returns as part of the MedQuist Holdings Inc. consolidated tax return filings. We do not expect these changes to materially impact our income tax expense, cash payments, refunds, or our ability to use net operating losses during 2011.
We expect that our consolidated income tax expense for the year ended December 31, 2011, similar to the year ended December 31, 2010, will consist principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable year as well as state and foreign income taxes. We regularly assess the future realization of deferred taxes and whether the valuation allowance against the majority of domestic deferred tax assets is still warranted. To the extent sufficient positive evidence, including past results and future projections, exists to benefit all or part of these benefits, the valuation allowance will be released accordingly. It is reasonably possible that all or a portion of the valuation allowance will be released within the next year.

Liquidity and Capital Resources
Our principal sources of liquidity include cash generated from operations, available cash on hand, and availability under our revolving credit facility. Cash provided by operating activities was $21.5 million for the three months ended March 31, 2011 versus $6.8 million provided by operations for the same period prior year. Some of the significant items impacting operating cash flows during the current year period included:

•	Improvements in operating income, which increased to $20.7 million for the three months ended March 31, 2011 compared to $7.3 million for the same period prior year.

•
In working capital for the quarter, we saw improved collections of accounts receivable balances which provided $2.6 million of cash in the current period. Accounts payable and accrued expenses were a $3.8 million use of cash, accrued compensation provided $3.5million, while deferred revenues were a use of cash of $1.2 million.

•	Capital spending in the quarter was $5.5 million for both purchases and internally developed software projects.

•	We made no acquisitions in the quarter ended March 31, 2011.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management with the participation of our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15, Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Shareholder Settlement
On February 8, 2011 and February 10, 2011, two of MedQuist Inc.'s minority shareholders filed class action complaints in the Superior Court of New Jersey, Burlington County, Chancery Division, (the Court) against us, the individual members on MedQuist Inc.'s board of directors and MedQuist Holdings Inc. (the Shareholder Litigation). Plaintiffs alleged that the defendants breached certain fiduciary duties they owed to minority shareholders of MedQuist Inc. in connection with the structuring and disclosure of the Public Exchange Offer.
On March 4, 2011, the parties to the Shareholder Litigation entered into a memorandum of understanding (the MOU) that outlined the material terms of a proposed settlement of the Shareholder Litigation. Under the terms of the MOU, MedQuist Holdings Inc. agreed to extend the expiration of the Public Exchange Offer and further agreed that if, as a result of the Registered Exchange Offer, they obtained ownership of at least 90% of the outstanding our common stock they would conduct a short-form merger under applicable law to acquire the remaining shares of our common stock that they do not currently own at the same exchange ratio applicable under the Public Exchange Offer. We agreed to make certain supplemental disclosures concerning the Public Exchange Offer, which were contained in an amendment to Schedule 14D-9 that we filed with the SEC on March 7, 2011. We also agreed to use our best efforts to finalize a Stipulation of Settlement (the Settlement Stipulation) and present it to the Court for preliminary approval within thirty days of the date of the MOU.
On April 1, 2011, the parties finalized the Settlement Stipulation that contained all the terms of the parties' proposed settlement of the Shareholder Litigation. Among other things, the Settlement Stipulation recognized that, subject to court approval, a non-opt out settlement class would be certified consisting of all holders of our common stock, except the defendants and their immediate families and their affiliates (the Class). The Settlement Stipulation acknowledged that updated disclosures were made with respect to the Public Exchange Offer and that the Public Exchange Offer expiration date was extended until March 11, 2011. The Settlement Stipulation also memorialized the parties' agreement that, following Court approval, MedQuist Holdings Inc. would conduct a short-form merger to acquire the remaining shares of our common stock at the same exchange ratio applicable under the Public Exchange Offer.
On April 19, 2011, the Court held a hearing to review the Settlement Stipulation and determine whether to preliminarily approve the settlement. On this same date, the Court entered a preliminary approval order (the Preliminary Approval Order) that, among other things, certified the Class for settlement purposes, set deadlines for providing notice of the settlement to Class members, and scheduled June 17, 2011 as the return date for a fairness hearing to determine final approval of the settlement. The Preliminary Approval Order also set May 27, 2011, as the deadline for the filing of a motion for final approval of the settlement, and June 3, 2011, as the deadline for any Class members to file objections to the settlement. The settlement will not become final until the Court determines, following a hearing, that the terms of the settlement are fair, reasonable and adequate, and in the best interests of the Settlement Class.
SEC Investigation of Former Officer
With respect to our historical billing practices, the SEC pursued civil litigation against our former chief financial officer, whose employment ended in July 2004. Pursuant to our bylaws, we had been providing indemnification for the legal fees for our former chief financial officer. In February 2011 we reached a settlement under which our former chief financial officer released us from our indemnification obligations to him upon his settlement of the litigation with the SEC and our payment to him of a negotiated amount. The former chief financial officer settled the SEC litigation and we made our settlement payment to him in May 2011. This settles the last remaining contingency related to our billing practices.
Item 1A. Risk Factors
There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in the 2010 Form 10-K. You should carefully consider the risks described in our 2010 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. (Removed and Reserved)
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

MEDQUIST INC.
Date:	May 16, 2011	/s/ Peter Masanotti
Peter Masanotti
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2011	/s/ Anthony James
Anthony James
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002