Form 10-Q
period 2011-06-30
MEDQUIST INC
filed 2011-08-15
CIK 884497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
(615) 261-1740
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of registrant’s shares of common stock, no par value, outstanding as of July 25, 2011 was 37,555,893.

MEDQUIST INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MedQuist Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts) Unaudited

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the period February 12, to June 30, 2011	For the period January 1, to February 11, 2011	For the six months ended June 30, 2010

Net revenues	$99,562	$97,528	$154,588	$47,048	$171,509

Operating costs and expenses:
Cost of revenues	64,648	67,090	99,840	29,987	116,923
Selling, general and administrative	9,199	10,020	15,046	5,219	18,817
Research and development	3,015	3,312	4,244	1,302	5,593
Depreciation	2,742	2,786	4,040	1,043	4,696
Amortization of intangible assets	5,181	3,015	7,981	1,511	4,835
Cost (benefit) of legal proceedings, settlements and accommodations	163	1,109	(7,524)	174	2,152
Acquisition and restructuring	1,014	5,635	4,232	278	6,589
Total operating costs and expenses	85,962	92,967	127,859	39,514	159,605

Operating income	13,600	4,561	26,729	7,534	11,904
Equity in income of affiliated company	—	32	—	—	546
Interest expense, net	(6,800)	(3,633)	(10,526)	(3,115)	(3,779)
Income before income taxes	6,800	960	16,203	4,419	8,671

Income tax provision	353	80	1,115	453	447
Net income	$6,447	$880	$15,088	$3,966	$8,224
Net income per share:
Basic	$0.17	$0.02	$0.40	$0.11	$0.22
Diluted	$0.17	$0.02	$0.40	$0.10	$0.22

Weighted average shares outstanding:
Basic	37,556	37,556	37,556	37,556	37,556
Diluted	37,803	37,556	37,803	37,852	37,556

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
Unaudited

	Successor Company	Predecessor Company
	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$24,383	$41,265
Accounts receivable, net of allowance of $1,695 and $3,142, respectively	69,600	76,155
Other current assets	15,060	9,780
Total current assets	109,043	127,200

Property and equipment, net of accumulated depreciation of $62,267 and $57,544, respectively	13,432	14,135
Goodwill	89,370	88,982
Other intangible assets, net of accumulated amortization of $73,026 and $63,534, respectively	100,608	79,860
Deferred income taxes	3,158	3,000
Other assets	14,126	10,741
Total assets	$329,737	$323,918

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$5,000	$20,000
Accounts payable	11,984	6,785
Accrued expenses	17,039	27,106
Accrued compensation	6,331	11,136
Current portion of lease obligations	—	758
Related party payable	703	5,386
Deferred revenue	8,553	10,840
Total current liabilities	49,610	82,011
Long-term debt	255,000	265,000
Deferred income taxes	5,048	6,066
Other non-current liabilities	1,555	1,442

Commitments and Contingencies (Note 10)

Shareholders’ equity (deficit):
Common stock — no par value; authorized 60,000 shares; 37,556 and 37,556 shares issued and outstanding, respectively	2,992	238,042
Retained earnings and accumulated deficit	15,088	(271,316)
Accumulated other comprehensive income	444	2,673

Total shareholders’ equity (deficit)	18,524	(30,601)

Total liabilities and shareholders’ equity (deficit)	$329,737	$323,918
The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands) Unaudited
	Successor	Predecessor
	For the period February 12 to June 30, 2011	For the period January 1 to February 11, 2011	For the six months ended June 30, 2010
Net cash provided by operating activities	$11,057	$6,587	$12,492

Investing activities:
Purchase of property and equipment	(2,294)	(1,466)	(2,868)
Capitalized software	(3,995)	(1,102)	(2,613)
Spheris acquisition	—	—	(98,834)
Net cash used in investing activities	(6,289)	(2,568)	(104,315)

Financing activities:
Proceeds from debt	—	—	100,000
Repayment of debt	—	(25,000)	(10,000)
Payments on lease obligations	(534)	(224)	(50)
Debt issuance costs	—	—	(6,070)
Net cash provided by (used in) financing activities	(534)	(25,224)	83,880

Effect of exchange rate changes	96	(7)	(27)

Net change in cash and cash equivalents	4,330	(21,212)	(7,970)

Cash and cash equivalents — beginning of period	20,053	41,265	25,216

Cash and cash equivalents — end of period	$24,383	$20,053	$17,246

The accompanying notes are an integral part of these consolidated financial statements.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited
1. Basis of Presentation
The consolidated financial statements and footnotes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations although we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of MedQuist Inc. and all of its wholly-owned subsidiaries (the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.
These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of our results of operations, financial position and cash flows. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-Q should be read in conjunction with the Company's 2010 Annual Report on Form 10-K for the year ended December 31, 2010 ("2010 Form 10-K") filed with the Securities and Exchange Commission ("SEC") on March 16, 2011.
On February 11, 2011, certain of the Company's shareholders entered into an exchange agreement with MedQuist Holdings Inc. ("MedQuist Holdings") which increased MedQuist Holdings' ownership interest in the Company to 82.2% (the “Private Exchange”). Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805-50-S99-1 "Business Combinations-Related issues" governs the application of push down accounting in situations where ownership is increased to 80% or more. The post-February 11, 2011 consolidated financial statements reflect the new basis of accounting as required by the authoritative guidance under ASC 805-50-S99-1, and have applied the SEC rules and guidance regarding "push down" accounting treatment. Accordingly, the Company's consolidated financial statements prior to the closing of the exchange agreement reflect the historical accounting basis in our assets and liabilities and are labeled Predecessor Company, while such consolidated financial statements subsequent to the exchange agreement are labeled Successor Company and reflect the push down basis of accounting for the fair values of assets and liabilities acquired by MedQuist Holdings in August 2008, rolled forward to February 11, 2011. This effect is presented in the Company's consolidated financial statements by a vertical black line division between the columns entitled Predecessor Company and Successor Company on the statements and relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the exchange agreement are not comparable. See Note 4, Change in Ownership.
MedQuist Holdings announced, effective March 11, 2011, that it had completed its public exchange offer under which it acquired additional shares of MedQuist Inc. common stock resulting in MedQuist Holdings now holding approximately 97% of the issued and outstanding shares of MedQuist Inc. (the “Public Exchange Offer”). In accordance with the terms of a Stipulation of Settlement entered into in connection with the settlement of MedQuist Inc. Shareholder Litigation (as defined in Note 10, Commitments and Contingencies), the remaining approximately 3% issued and outstanding shares of MedQuist Inc. are expected to be exchanged on the same terms as the public exchange in a short-form merger by the end of 2011 (the "Short Form Merger"). Prior to the Short Form Merger, MedQuist Holdings expects to conduct a second public exchange offer on the same terms as the Public Exchange Offer. In connection with this expected short-form merger and to immediately reduce duplicate costs of being a public company, MedQuist Inc. gave formal written notice to NASDAQ to delist its shares traded under the ticker symbol, MEDQ. Shares of MedQuist Inc. common stock have since ceased trading on NASDAQ and are currently trading on OTCQB under the symbol "MEDQ".

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

2. Acquisition of Spheris
On April 22, 2010, we and our shareholder, CBay Inc., completed the acquisition of substantially all of the assets of Spheris Inc. ("Spheris") and certain of its affiliates, pursuant to the terms of the Stock and Asset Purchase Agreement. This acquisition provided substantial incremental volume growth and also provided opportunities for operating efficiencies and operating margin expansion. Costs incurred for the acquisition and direct integration costs are included in acquisition and restructuring on the accompanying statements of operations. The acquisition was funded from the proceeds of credit facilities entered into in connection with the acquisition.
The following unaudited pro forma summary presents the consolidated information of the Company as if the business combination had occurred at the beginning of the first quarter of 2010:

	Pro Forma Three Months Ended June 30, 2010	Pro Forma Six Months Ended June 30, 2010
Net revenues	$105,721	$214,880
Net income	$3,321	$8,890
Net income per share (Basic)	$0.09	$0.24
Net income per share (Diluted)	$0.09	$0.24

These amounts have been calculated after applying our accounting policies and adjusting the results of Spheris to reflect the additional amortization of intangibles that would have been charged assuming the fair value adjustments to intangible assets had been applied from the beginning of the annual period being reported on, and the additional interest expense assuming the acquisition-related debt had been incurred at the beginning of the period being reported on, excluding the acquisition costs, and including the related tax effects. Impacts of integration-related charges have been excluded from the amounts above, and per share amounts do not reflect the impacts of ownership changes that occurred during the first quarter of 2011. Additionally, the pro forma revenue amounts reflect only recognized revenues of the acquired business, but do not reflect the impacts of known losses that impacted the actual results in subsequent periods.
3. Debt

Debt consisted of the following:

	Successor	Predecessor
	June 30, 2011	December 31, 2010
Senior Secured Credit Facility consisting of:
Term loan	$175,000	$200,000
Revolving credit facility	—	—
Senior Subordinated Notes	85,000	85,000
	260,000	285,000
Less: Current maturities	(5,000)	(20,000)
Total long-term debt	$255,000	$265,000
In January 2011, we made an optional prepayment of $20.0 million in addition to the $5.0 million due under the Senior Secured Credit Facility. No additional principal payments are required in 2011. In January 2011, as required under our Credit Agreement, we entered into interest rate cap contracts (for $60.0 million notional amounts which will amortize over time) to limit the risk of increase for fluctuation in interest rates. The interest rates on the term loan and the Senior Subordinated Notes were 7.25% and 13.0%, respectively, on June 30, 2011.
As of June 30, 2011, we were in compliance with the covenants of our debt.

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

The following amounts were recorded on our financial records on February 11, 2011:

Recorded as of February 11, 2011
Current assets	$924
Property & equipment	88
Goodwill	339
Intangible assets other than goodwill	25,655
Deferred taxes	2,567
Total assets	$29,573
Increase in shareholders' equity	$29,573
The impact on our shareholders' equity was adjusted to reflect the new basis of accounting effective at the time that ownership increased to more than 80%. Accordingly, the equity accounts on Predecessor Company were not carried over to Successor Company. Successor Company's beginning equity as of February 11, 2011 represents the net assets of Successor Company as valued with the impact of push down accounting.
5. Comprehensive Income
Comprehensive income was as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended June 30,		For the period February 12 to June 30,	For the period January 1 to February 11,	For the six months ended June 30,
	2011	2010	2011	2011	2010

Net income	$6,447	$880	$15,088	$3,966	$8,224
Foreign currency translation adjustment	575	(214)	444	(105)	(513)
Comprehensive income	$7,022	$666	$15,532	$3,861	$7,711

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

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

The following table reflects the weighted average shares outstanding used to compute basic and diluted net income per share:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the period February 12, to June 30, 2011	For the period January 1, to February 11, 2011	For the six months ended June 30, 2010

Net income	$6,447	$880	$15,088	$3,966	$8,224

Weighted average shares outstanding:
Basic	37,556	37,556	37,556	37,556	37,556
Effect of dilutive shares	247	—	247	296	—
Diluted	37,803	37,556	37,803	37,852	37,556

Net income per share:
Basic	$0.17	$0.02	$0.40	$0.11	$0.22
Diluted	$0.17	$0.02	$0.40	$0.10	$0.22
7. Accrued Expenses
Accrued expenses consisted of the following:

	Successor Company	Predecessor Company
	June 30, 2011	December 31, 2010
Customer accommodations	$729	$10,387
Accrued interest	5,507	5,593
Restructure	3,447	2,214
Other (no item exceeds 5% of current liabilities)	7,356	8,912
Total accrued expenses	$17,039	$27,106
2011 Restructuring Plan
On March 31, 2011, our board of directors adopted a restructuring plan ("2011 Restructuring Plan") to complete the integration of the acquired Spheris operations into our operations. This integration resulted in termination costs of approximately $1.1 million in the first quarter of 2011 from a related reduction in workforce and a charge of $1.5 million in the first quarter of 2011 representing future lease payments on the Company's former corporate headquarters in Mt. Laurel, New Jersey and lease termination costs for the former data center in Sterling, Virginia, net of estimated sublease rentals. The future minimum lease payments on the Mt. Laurel facility total $2.5 million. The 2011 Restructuring Plan will be implemented throughout 2011 and may result in additional charges incurred later in 2011. We expect the majority of the remaining balance to be paid in 2011 and 2012.
We expect that acquisition and restructuring activities may continue in 2011, as management identifies opportunities for synergies including the elimination of redundant functions and as the Company may complete other acquisitions.

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

The table below reflects the financial statement activity related to the 2011 Restructuring Plan:

	Successor Company	Predecessor Company
	For the period February 12, to June 30, 2011	For the period January 1, to February 11, 2011

Beginning balance	$—	$—
Charge	2,965	—
Cash paid	(868)	—
Ending balance	$2,097	$—

2010 Restructuring Plan
Management’s cost reduction initiatives, including process improvement, combined with the acquisition of Spheris, resulted in a restructuring plan ("2010 Restructuring Plan") involving staff reductions and other actions designed to maximize operating efficiencies.
The table below reflects the financial statement activity related to the 2010 Restructuring Plan:

	Successor Company	Predecessor Company
	For the period February 12, to June 30, 2011	For the period January 1, to February 11, 2011	For the year ended December 31, 2010
Beginning balance	$1,889	$2,039	$—
Charge	—	—	3,460
Cash paid	(539)	(150)	(1,421)
Ending balance	$1,350	$1,889	$2,039
No other restructuring plan has a material impact on our balance sheets, results of operations or cash flows. We expect the remaining balance to be paid in 2011.
8. Cost (Benefit) of Legal Proceedings, Settlements and Accommodations
The following is a summary of the amounts recorded as cost (benefit) of legal proceedings, settlements and accommodations in the accompanying Consolidated Statements of Operations:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the period February 12, to June 30, 2011	For the period January 1, to February 11, 2011	For the six months ended June 30, 2010
Professional fees and settlements	$163	$1,109	$2,134	$174	$2,152
Accommodation reversal	—	—	(9,658)	—	—
Totals	$163	$1,109	$(7,524)	$174	$2,152

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

The amounts included in legal fees and settlements for the six months ended June 30, 2011 include the settlement with our former chief financial officer of indemnification claims with the former chief financial officer, which will reduce legal fees we would otherwise be required to pay pursuant to the indemnification obligations under our bylaws, and the legal fees incurred in connection with the Shareholder Litigation (as defined in Note 10, Commitments and Contingencies).
In November 2003, one of our employees raised allegations that we had engaged in improper billing practices. In response, our board of directors undertook an independent review of these allegations ("Review"). In response to our customers’ concern over the public disclosure of certain findings from the Review, we made the decision in the fourth quarter of 2005 to take action to try to avoid litigation and preserve and solidify our customer business relationships by offering a financial accommodation to certain of our customers.
In connection with our decision to offer financial accommodations to certain of our customers ("Accommodation Customers"), we analyzed our historical billing information and the available report-level data to develop individualized accommodation offers to be made to Accommodation Customers ("Accommodation Analysis"). Based on the Accommodation Analysis, our board of directors authorized management to make cash or credit accommodation offers to Accommodation Customers in the aggregate amount of $75,818 ("Customer Accommodation Program"). By accepting our accommodation offer, the customer agreed, among other things, to release us from any and all claims and liability regarding the billing-related issues. On March 31, 2011, our board of directors terminated the Customer Accommodation Program. As a result, any amounts that had not been offered to customers were reversed.
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
Effective with the completion of the Private Exchange on February 11, 2011, we will file federal and certain states short period tax returns for the period January 1, 2011 to February 11, 2011. For periods after February 11, 2011, we will file our income tax returns as part of the MedQuist Holdings consolidated tax return filings. We do not expect these changes to materially impact our income tax expense, cash payments, refunds or our ability to use net operating losses during 2011.
We expect that our consolidated income tax expense for the year ended December 31, 2011, similar to the year ended December 31, 2010, will consist principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable year as well as state and foreign income taxes. We regularly assess the future realization of deferred taxes and whether the valuation allowance against the majority of domestic deferred tax assets is still warranted. To the extent sufficient positive evidence, including past results and future projections, exists to benefit all or part of these benefits, the valuation allowance will be adjusted accordingly. It is reasonably possible that all or a portion of the valuation allowance could be adjusted within the next year.
10. Commitments and Contingencies
Shareholder Settlement
On February 8, 2011 and February 10, 2011, two of our minority shareholders filed class action complaints in the Superior Court of New Jersey, Burlington County, Chancery Division, ("Court") against us, the individual members on our board of directors and MedQuist Holdings Inc. ("Shareholder Litigation"). Plaintiffs alleged that the defendants breached certain fiduciary duties they owed to our minority shareholders in connection with the structuring and disclosure of the Public Exchange Offer.
On March 4, 2011, the parties to the Shareholder Litigation entered into a memorandum of understanding ("MOU") that outlined the material terms of a proposed settlement of the Shareholder Litigation. Under the terms of the MOU, MedQuist Holdings Inc. agreed to extend the expiration of the Public Exchange Offer and further agreed that if, as a result of the Public Exchange Offer, it obtained ownership of at least 90% of our outstanding common stock it would conduct a short-form merger under applicable law to acquire the remaining shares of our common stock that it does not currently own at the same exchange ratio applicable under the Public Exchange Offer. We agreed to make certain supplemental disclosures concerning the Public Exchange Offer,

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

which were contained in an amendment to Schedule 14D-9 that we filed with the SEC on March 7, 2011. We also agreed to use our best efforts to finalize a stipulation of settlement ("Stipulation of Settlement") and present it to the Court for preliminary approval within thirty days of the date of the MOU.
On April 1, 2011, the parties executed the Stipulation of Settlement that memorialized the terms of the settlement outlined in the MOU. On this same date, plaintiffs' counsel filed with the Clerk of the Court a Motion for Preliminary Approval of the Proposed Stipulation of Settlement. The Motion asked the Court to, among other things, (a) hold a hearing to address preliminary approval of the Stipulation of Settlement, (b) certify a class, for purposes of effectuating the Stipulation of Settlement only, of all our shareholders (except the named defendants and their families and affiliates) as of and including the date of the closing of the short-form merger contemplated under the Stipulation of Settlement, and (c) schedule a final hearing within 60 days to determine whether the Stipulation of Settlement is reasonable and fair and should receive final approval.
The Court held a preliminary approval hearing on April 19, 2011 and entered an Order preliminarily approving the settlement and setting a final approval hearing for June 17, 2011 ("Preliminary Approval Order"). The Preliminary Approval Order also required us to provide mail and publication notice of the proposed settlement to all shareholders of recorded and established deadlines for objections to the settlement and for filing briefs in support and in opposition to the settlement.
On June 17, 2011, following mail and publication notice to our shareholders, the Court held a fairness hearing on the settlement. On this date, the Court entered an Order and Final Judgment ("Final Judgment") that, among other things, (a) certified the settlement class consisting of all our shareholders (except the named defendants and their families and affiliates) as of and including the date of the closing of the short-form merger contemplated under the Stipulation of Settlement ("Settlement Class"), (b) found the terms set forth in the Stipulation of Settlement to be fair and reasonable and in the best interests of the Settlement Class, and (c) approved the application for attorney's fees and costs and awarded plaintiffs' counsel $400 which was recorded in Cost (Benefit) of Legal Proceedings, Settlements and Accommodations for the six months ended June 30, 2011, and in Accrued Expenses as of June 30, 2011. The final judgment also dismissed the case with prejudice.
Agreement with Nuance Communications, Inc.
On June 30, 2011, we and Nuance Communications, Inc., ("Nuance"), entered into an agreement whereby we agreed to pay Nuance an agreed upon amount in full satisfaction of our license fee obligations with respect to certain products through June 30, 2015. We also agreed to pay Nuance for one year of maintenance services to be provided by Nuance to us with respect to the licensed products.  The maintenance services will automatically renew for successive one-year terms unless canceled in writing by us prior to the annual renewal date or the underlying agreement expires.  The first installment due under the agreement was paid on June 30, 2011, and is classified in both other current assets and other assets in the accompanying Consolidated Balance Sheets. We are obligated to pay additional installments during the third quarter of 2011.
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
11. Related Party Transactions
MedQuist Holdings (previously CBaySystems Holdings Limited) has an approximately 97% ownership interest in us at June 30, 2011.
We have an agreement with CBay Systems & Services, Inc., ("CBay Systems"), a wholly-owned subsidiary of our majority shareholder, under which we outsource medical transcription services to CBay Systems. We incurred expenses of $11,601 and $8,349 for the three months ended June 30, 2011 and 2010, respectively. We incurred expenses of $23,071 and $9,621 for the six months ended June 30, 2011 and 2010, respectively. All medical transcription expenses for both periods were recorded in cost of revenues in the accompanying Consolidated Statements of Operations.
We also have a subcontracting agreement with CBay Systems, pursuant to which CBay Systems subcontracts medical transcription, editing and related services to us. For the three months ended June 30, 2011 and 2010, we recorded revenue of $607 and $564

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

respectively, under the terms of the subcontracting agreement. For the six months ended June 30, 2011 and 2010, we recorded revenue of $1,278 and $1,096 respectively, under the terms of the subcontracting agreement.
We have a Management Services Agreement with CBay Inc. pursuant to which certain senior executives and directors of CBay Inc. provide advisory and consulting services. The Management Services Agreement provides that, in consideration of the management services rendered by CBay Inc. to us since July 1, 2009 we pay CBay Inc. a quarterly services fee equal to $350, payable in arrears. For the three month periods ending June 30, 2011 and 2010, we incurred $350 in services expenses with CBay Inc. For the six month periods ending June 30, 2011 and 2010, we incurred $700 in services expenses with CBay Inc. All Management Services Agreement costs incurred have been recorded as selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.
As of June 30, 2011 and December 31, 2010, the related party payable in the accompanying Consolidated Balance Sheets included $0.7 million and $5.4 million respectively for amounts due to CBay Inc. and CBay Systems. The June 30, 2011 amounts are net of $5.2 million due from MedQuist Holdings Inc. for transaction costs paid by us on their behalf. Additionally, accounts receivable in the accompanying Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 included $862 and $753, respectively, for amounts due from CBay Systems.
12. Fair Value Measurements
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

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

Derivative financial instruments
The Company uses interest rate caps to manage its interest rate risk. As of June 30, 2011, the Company has interest rate cap contracts for $60.0 million in notional amounts, which amortize over time and expire in January 2013, to limit the risk of increase in interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. However, as of June 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its valuations for the foreign currency exchange contracts in their entirety are classified in Level 2 of the fair value hierarchy.
The Company's assets measured at fair value on a recurring basis are as follows:

June 30, 2011
Interest rate agreements	$14
The interest rate derivatives are classified in other assets, with related gains and losses recorded in interest expense, net, in the Consolidated Statements of Operations.
13. Subsequent Events
Termination of Long Term Incentive Plan
Our Long Term Incentive Plan was terminated on July 11, 2011.
Appointment of Executive Chairman and Chief Executive Officer
On July 11, 2011, the Company's Board of Directors appointed Roger L. Davenport to the position of Chairman and Chief Executive Officer ("CEO"), effective July 11, 2011, and the MedQuist Holdings Board of Directors appointed Mr. Davenport to the position of Chairman and CEO of MedQuist Holdings, also effective July 11, 2011.
As previously announced, Peter Masanotti, the former President and CEO of the Company and MedQuist Holdings, separated employment with the Company and MedQuist Holdings, effective as of the close of business on July 11, 2011. As previously announced, Robert Aquilina, the former Executive Chairman of MedQuist Holdings, separated employment with MedQuist Holdings effective on the close of business on June 30, 2011. Mr. Aquilina continues to serve as a member of the MedQuist Holdings Board of Directors. In addition, Mr. Aquilina, the Company's former Chairman of the Board of Directors, also resigned from the Company's Board of Directors effective July 11, 2011.

Announcement by MedQuist Holdings - Merger Agreement
On July 11, 2011, MedQuist Holdings, two of its wholly-owned subsidiaries (the "Subs"), MultiModal Technologies, Inc., a Pennsylvania corporation ("MultiModal"), and Michael Finke, as the representative of MultiModal's shareholders, entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"). The Merger Agreement provides for MedQuist

MedQuist Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
Unaudited

Holdings' acquisition of MultiModal through a series of mergers between MultiModal and the Subs (the "Merger"). As a result of the Merger, MultiModal would become a direct wholly owned subsidiary of MedQuist Holdings.
Pursuant to the Merger Agreement, on the closing date of the Merger, MedQuist Holdings will pay an aggregate of approximately $48.4 million in cash to MultiModal's shareholders and optionholders, with funding provided in part by a loan to MedQuist Holdings from the Company for the sole purpose of funding the transaction on terms no less favorable than what would be obtained in an arm's-length transaction, in addition to MedQuist Holdings' available cash and available borrowings under its revolving credit facility. MedQuist Holdings will also issue an aggregate of 4,134,896 shares of our common stock to MultiModal's shareholders who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, subject to adjustments for working capital, cash and tax treatment. MedQuist Holdings is also obligated to pay up to approximately $28.8 million of additional cash consideration in three installments of approximately $16.3 million, $4.8 million and $7.7 million, respectively, following the first, second and third anniversaries of the closing date of the Merger. The recipients of MedQuist Holdings' common stock as merger consideration will have registration rights and will be subject to restrictions on trading as set forth in a Stockholders Agreement to be entered into as of the closing date of the Merger. Certain shareholders of MultiModal will also enter into restrictive covenant agreements as of the closing of the Merger, which will prohibit them from, among other things, competing against MedQuist Holdings for five years after the closing of the Merger. On the closing date of the Merger, MedQuist Holdings will also grant to certain of MultiModal's employees that become our employees up to $10 million of restricted shares of our common stock.
The Merger Agreement contains customary representations, warranties and covenants by MultiModal and MedQuist Holdings. MultiModal has agreed, among other things, to generally conduct its business in the ordinary course until the closing of the Merger and not to solicit competing transactions. Each of the parties to the Merger Agreement covenants to use commercially-reasonable efforts to cause the Merger to be consummated.
The Merger Agreement has been approved by MedQuist Holdings' and MultiModal's boards of directors, as well as all of MultiModal's shareholders. The closing of the Merger is subject to certain customary conditions, including receipt of applicable antitrust approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement also contains certain termination rights for both MedQuist Holdings and MultiModal and further provides that, upon termination of the Merger Agreement under under certain circumstances, MedQuist Holdings will be obligated to pay MultiModal a termination fee of $13 million.
The merger is expected to provide Medquist Holdings ownership of speech and natural language understanding technologies, facilitate consolidation to a single speech recognition platform, provide a broader product offering to local and regional transcription partners and leverage MultiModal's cloud based services to enhance gross margins.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the risk factors set forth in the in our Annual Report on Form 10-K for the year ended December 31, 2010 ("2010 Form 10-K"). These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the SEC.
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
Executive Overview
We are a leading provider of integrated clinical documentation solutions for the U.S. healthcare system. Our end-to-end solutions convert physicians’ dictation of patient interactions, or the physician narrative, into a high quality and customized electronic record. These solutions integrate technologies and services for voice capture and transmission, automated speech recognition ("ASR"), medical transcription and editing, workflow automation, and document management and distribution to deliver a complete managed service for our customers. Our solutions enable hospitals, clinics and physician practices to improve the quality of clinical data as well as accelerate and automate the documentation process, and we believe our solutions improve physician productivity and satisfaction, enhance revenue cycle performance and facilitate the adoption and meaningful use of electronic health records.
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
Operating Improvements

Cost of revenues on a per unit basis has declined versus the prior year period due to the increased percentage of volume produced offshore and the increased utilization of ASR technology, as well as reductions of support staff headcount as we shift volume to India in order to further reduce operating costs. We have increased our offshore production volumes versus prior year. Our use of ASR technology has increased to 74% for the three months ended June 30, 2011, compared to 62% for the same period in 2010. For the six months ended June 30, 2011, our use of ASR technology was 73%, compared to 60% for the same period in 2010. As we continue to increase the use of ASR technology and move volume offshore, we expect to continue to reduce costs. Some of our contracts specify lower prices for work performed offshore or using speech recognition technology. Therefore, our operating income will not increase by the full amount of the savings we realize.

Critical Accounting Policies, Judgments and Estimates
There have been no material changes in our critical accounting policies, judgments or estimates as disclosed in our 2010 Form 10-K except as discussed below.
Customer Accommodation Program
In response to customers’ concerns regarding historical billing matters, we established a plan to offer financial accommodations to certain of our customers during 2005 and 2006 (the "Customer Accommodation Program") and recorded the related liability. Since 2008, we have not made additional offers. In March 2011, our board of directors terminated the Customer Accommodation Program. As a result, any amounts that had not been offered to customers were reversed.
Acquisition of Spheris Inc.
We and our majority shareholder, CBay Inc., completed the acquisition of substantially all of the assets of Spheris. Spheris provided medical transcription services in the United States. This acquisition provided substantial incremental volume growth and also provided opportunities for operating efficiencies and operating margin expansion. Costs incurred for the Spheris acquisition and direct-integration costs are included in the line item acquisition and restructuring in the accompanying Consolidated Statements of Operations.
The following unaudited pro forma summary presents the consolidated information of the Company as if the business combination had occurred at the beginning of 2010:

	Pro Forma Three Months Ended June 30, 2010	Pro Forma Six Months Ended June 30, 2010
Net revenues	$105,721	$214,880
Net income	$3,321	$8,890
Net income per share (Basic)	$0.09	$0.24
Net income per share (Diluted)	$0.09	$0.24

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

Consolidated Results of Operations
The following tables set forth our consolidated results for the periods indicated below.
Comparison of Three Months Ended June 30, 2011 and 2010
The following tables set forth our consolidated results of operations for the three months ended June 30, 2011 and 2010:

MedQuist Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended June 30,
	2011		2010			Change in
		% of Net		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net revenues	$99,562	100.0%	$97,528	100.0%	$2,034
Operating costs and expenses:
Cost of revenues	64,648	64.9%	67,090	68.8%	(2,442)	(3.9)%
Selling, general and administrative	9,199	9.2%	10,020	10.3%	(821)	(1.0)%
Research and development	3,015	3.0%	3,312	3.4%	(297)	(0.4)%
Depreciation	2,742	2.8%	2,786	2.9%	(44)	(0.1)%
Amortization of intangible assets	5,181	5.2%	3,015	3.1%	2,166	2.1%
Cost (benefit) of legal proceedings, settlements and accommodations	163	0.2%	1,109	1.1%	(946)	(1.0)%
Acquisition and restructuring	1,014	1.0%	5,635	5.8%	(4,621)	(4.8)%
Total operating costs and expenses	85,962	86.3%	92,967	95.3%	(7,005)	(9.0)%
Operating income	13,600	13.7%	4,561	4.7%	9,039	9.0%
Equity in income of affiliated company	—	—	32	—%	(32)	—%
Interest expense, net	(6,800)	(6.8)%	(3,633)	(3.7)%	(3,167)	(3.1)%
Income before income taxes	6,800	6.8%	960	1.0%	5,840	5.8%
Income tax provision	353	0.4%	80	0.1%	273	0.3%
Net income	$6,447	6.5%	$880	0.9%	$5,567	5.6%
Net revenues
Net revenues increased $2.0 million, or 2.1%, to $99.6 million for the three months ended June 30, 2011, compared with $97.5 million for the three months ended June 30, 2010. The Spheris acquisition in April 2010 contributed $6.9 million of additional revenues during the three months ended June 30, 2011 arising from a full period consolidation, offset by decreases in price due to higher speech recognition and offshore volume.
Cost of revenues
Cost of revenues were $64.6 million for the three months ended June 30, 2011, compared with $67.1 million for the three months ended June 30, 2010. As a percentage of net revenues, cost of revenues decreased to 64.9% for the three months ended June 30, 2011 from 68.8% for the same period in the prior year, due to increased utilization of speech recognition technologies, increased utilization of offshore resources, and other operating cost reduction initiatives.
Selling, general and administrative
SG&A expenses were 9.2% of net revenues for the three month period ended June 30, 2011, compared to 10.3% for the same period in the prior year. The decrease versus prior year is due to the impact of synergies realized from the Spheris acquisition and other cost savings initiatives.

Research & development
R&D expenses as a percentage of net revenues were 3.0% for the three months ended June 30, 2011, compared to 3.4% for the same period in the prior year. This decrease was due to the impact of synergies realized from the Spheris acquisition and other cost saving initiatives.
Depreciation
Depreciation expense as a percentage of net revenues was 2.8% for the three months ended June 30, 2011, compared to 2.9% for the same period in the prior year.
Amortization
Amortization expense as a percentage of net revenues was 5.2% for the three months ended June 30, 2011, compared to 3.1% for the same period in the prior year. This increase was primarily due to amortization of acquired intangible assets associated with the acquisition of Spheris and the effect of the push down accounting commencing on February 12, 2011.
Cost of legal proceedings, settlements and accommodations
Cost of legal proceedings, settlements and accommodations as a percentage of net revenues were 0.2% for the three month period ended June 30, 2011, compared to 1.1% for the same period in the prior year.
Acquisition and restructuring
We incurred acquisition and restructuring charges of $1.0 million for the three months ended June 30, 2011. We incurred acquisition and restructuring charges of $5.6 million for the three months ended June 30, 2010 principally due to the Spheris acquisition in April 2010.
We expect that acquisition and restructuring activities may continue in 2011, as management identifies opportunities for synergies including the elimination of redundant functions and as the Company may complete other acquisitions.
Interest expense, net
Interest expense, net, during the three months ended June 30, 2011 was $6.8 million, compared to $3.6 million for the same period in 2010. The increase in interest expense is primarily due to the 2010 debt restructuring.
Income tax provision
The effective income tax rate was 5.2% and 8.3% for the three month periods ended June 30, 2011 and 2010, respectively.
Our consolidated income tax expense consists principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable period as well as state and foreign income taxes. We recorded a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized in future years.

On February 11, 2011, certain of the Company's shareholders entered into an exchange agreement with MedQuist Holdings Inc. ("MedQuist Holdings") which increased MedQuist Holdings' ownership interest in the Company to 82.2% (the “Private Exchange”). Effective with the completion of the Private Exchange, we filed federal and certain states short period tax returns for the period January 1, 2011 to February 11, 2011. For periods after February 11, 2011, we will file our income tax returns as part of the MedQuist Holdings consolidated tax return filings. We do not expect these changes to materially impact our income tax expense, cash payments, refunds or our ability to use net operating losses during 2011.
We expect that our consolidated income tax expense for the year ended December 31, 2011, similar to the year ended December 31, 2010, will consist principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable year as well as state and foreign income taxes. We regularly assess the future realization of deferred taxes and whether the valuation allowance against the majority of domestic deferred tax assets is still warranted. To the extent sufficient positive evidence, including past results and future projections, exists to benefit all or part of these benefits, the valuation allowance will be released accordingly. It is reasonably possible that all or a portion of the valuation allowance could be released within the next year.

Comparison of Six Months Ended June 30, 2011 and 2010
Results of Operations
For purposes of providing a comparison between our year-to-date 2011 results and the corresponding 2010 periods, we have presented our year-to-date 2011 results as the mathematical addition of the Predecessor Company and Successor Company, each of which are GAAP financial measures, for the six months ended June 30, 2011. We believe that this presentation provides the most meaningful information about our results of operations. This approach is not consistent with GAAP, may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved.
We have presented a reconciliation of our financial statements to the combined total, which is a non-GAAP financial measure.

	Successor Company	Predecessor Company	Combined Total
	For the period February 12, to June 30, 2011	For the period January 1, to February 11, 2011	For the six months ended June 30, 2011
Net revenues	154,588	$47,048	$201,636
Operating costs and expenses:
Cost of revenues	99,840	29,987	129,827
Selling, general and administrative	15,046	5,219	20,265
Research and development	4,244	1,302	5,546
Depreciation	4,040	1,043	5,083
Amortization of intangible assets	7,981	1,511	9,492
Cost (benefit) of legal proceedings, settlements and accommodations	(7,524)	174	(7,350)
Acquisition and restructuring	4,232	278	4,510
Total operating costs and expenses	127,859	39,514	167,373
Operating income	26,729	7,534	34,263
Equity in income of affiliated company	—	—	—
Interest expense, net	(10,526)	(3,115)	(13,641)
Income before income taxes	16,203	4,419	20,622
Income tax provision	1,115	453	1,568
Net income	$15,088	$3,966	$19,054

The following tables set forth our consolidated results of operations for the six months ended June 30, 2011 and 2010:

MedQuist Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited

	Six Months Ended June 30,
	2011		2010			Change in
		% of Net		% of Net		% of Net
($ in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net revenues	$201,636	100.0%	$171,509	100.0%	$30,127
Operating costs and expenses:
Cost of revenues	129,827	64.4%	116,923	68.2%	12,904	(3.8)%
Selling, general and administrative	20,265	10.1%	18,817	11.0%	1,448	(0.9)%
Research and development	5,546	2.8%	5,593	3.3%	(47)	(0.5)%
Depreciation	5,083	2.5%	4,696	2.7%	387	(0.2)%
Amortization of intangible assets	9,492	4.7%	4,835	2.8%	4,657	1.9%
Cost (benefit) of legal proceedings, settlements and accommodations	(7,350)	(3.6)%	2,152	1.3%	(9,502)	(4.9)%
Acquisition and restructuring	4,510	2.2%	6,589	3.8%	(2,079)	(1.6)%
Total operating costs and expenses	167,373	83.0%	159,605	93.1%	7,768	(10.1)%
Operating income	34,263	17.0%	11,904	6.9%	22,359	10.1%
Equity in income of affiliated company	—	—	546	0.3%	(546)	(0.3)%
Interest expense, net	(13,641)	(6.8)%	(3,779)	(2.2)%	(9,862)	(4.6)%
Income before income taxes	20,622	10.2%	8,671	5.1%	11,951	5.2%
Income tax provision	1,568	0.8%	447	0.3%	1,121	0.5%
Net income	$19,054	9.4%	$8,224	4.8%	$10,830	4.7%
Net revenues
Net revenues increased $30.1 million, or 17.6%, to $201.6 million for the six months ended June 30, 2011, compared with $171.5 million for the six months ended June 30, 2010 due to increased revenue resulting from the Spheris acquisition. The Spheris acquisition in April 2010, contributed approximately $37.8 million in incremental revenue for the six months ended June 30, 2011 arising from a full period consolidation, offset by decreases in price due to higher speech recognition and offshore volume.
Cost of revenues
Cost of revenues were $129.8 million for the six months ended June 30, 2011, compared with $116.9 million for the six months ended June 30, 2010. As a percentage of net revenues, cost of revenues decreased to 64.4% for the six months ended June 30, 2011 from 68.2% for the same period in 2010 primarily due to increased utilization of speech recognition technologies, increased utilization of offshore resources and other operating cost reduction initiatives.
Selling, general and administrative
SG&A expenses were 10.1% of net revenues for the six month period ended June 30, 2011, compared to 11.0% for the same period in the prior year. The decrease versus prior year is due to the impact of synergies realized from the Spheris acquisition and other cost savings initiatives.
Research & development
R&D expenses as a percentage of net revenues were 2.8% for the six months ended June 30, 2011, compared to 3.3% for the same period in the prior year. This decrease was due to the impact of synergies realized from the Spheris acquisition and other cost saving initiatives.

Depreciation
Depreciation expense as a percentage of net revenues was 2.5% for the six months ended June 30, 2011, compared to 2.7% for the same period in the prior year.
Amortization
Amortization expense as a percentage of net revenues was 4.7% for the six months ended June 30, 2011, compared to 2.8% for the same period in the prior year. This increase was primarily due to amortization of acquired intangible assets associated with the acquisition of Spheris and the effect of the push down accounting commencing on February 12, 2011.
Cost (benefit) of legal proceedings, settlements and accommodations
Cost (benefit) of legal proceedings, settlements and accommodations as a percentage of net revenues were (3.6%) for the six month period ended June 30, 2011, compared to 1.3% for the same period in the prior year. During the six months ended June 30, 2011, our board of directors terminated the Customer Accommodation Program and we reversed $9.7 million of the accrual. We also recorded a charge for a settlement of our indemnification obligations with our former chief financial officer and fees in connection with certain litigation against us and the individual members of the board of directors by two of our minority shareholders.
Acquisition and restructuring
We incurred acquisition and restructuring charges of $4.5 million for the six months ended June 30, 2011. During the six months ended June 30, 2011, we recorded net restructuring charges of $2.6 million including approximately $1.1 million from a reduction in workforce and a charge of $1.5 million representing future lease payments on the Company's former corporate headquarters in Mt. Laurel, New Jersey and former data center in Sterling, Virginia, net of expected sublease rentals. The future minimum lease payments on the Mt. Laurel facility total $2.5 million. We expect that acquisition and restructuring activities may continue in 2011, as management identifies opportunities for synergies including the elimination of redundant functions and as the Company may complete other acquisitions. Additionally, we recorded approximately $1.9 million of acquisition charges related to the completion of the Spheris integration plan.
Interest expense, net
Interest expense, net, during the six months ended June 30, 2011 was $13.6 million, compared to $3.8 million for the same period in 2010. The increase in interest expense is primarily due to the 2010 debt restructuring.
Income tax provision
The effective income tax rate was 7.6% and 5.2% for the six month periods ended June 30, 2011 and 2010, respectively.
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
We expect that our consolidated income tax expense for the year ended December 31, 2011, similar to the year ended December 31, 2010, will consist principally of an increase in deferred tax liabilities related to goodwill amortization deductions for income tax purposes during the applicable year as well as state and foreign income taxes. We regularly assess the future realization of deferred taxes and whether the valuation allowance against the majority of domestic deferred tax assets is still warranted. To the extent sufficient positive evidence, including past results and future projections, exists to benefit all or part of these benefits, the valuation allowance will be adjusted accordingly. It is reasonably possible that all or a portion of the valuation allowance could be adjusted within the next year.
Liquidity and Capital Resources
Our principal sources of liquidity include cash generated from operations, available cash on hand and availability under our revolving credit facility. Cash provided by operating activities was $17.6 million for the six months ended June 30, 2011 versus $12.5 million provided by operations for the same period prior year. Some of the significant items impacting operating cash flows during the current year period included:

•	Improvements in operating income, which increased to $34.3 million for the six months ended June 30, 2011 compared to $11.9 million for the same period prior year.

•
In working capital for the six month period we saw improved collections of accounts receivable balances which provided $4.6 million of cash in the current period. Accrued compensation was a use of cash for $4.8 million, as payments had been made under our management incentive program and timing of pay periods. We also made a prepayment of $10.2 million to a technology vendor, impacting both current and non-current assets, with additional installments due during the third quarter of 2011.

•	Capital spending in the six month period was $8.9 million for both purchases and internally-developed software projects.

•	We made no acquisitions in the six months ended June 30, 2011.
On July 11, 2011, Medquist Holdings, two of its wholly-owned subsidiaries (the "Subs"), MultiModal Technologies, Inc., a Pennsylvania corporation ("MultiModal"), and Michael Finke, as the representative of MultiModal's shareholders, entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"). The Merger Agreement provides for Medquist Holdings' acquisition of MultiModal through a series of mergers between MultiModal and the Subs (the "Merger"). As a result of the Merger, MultiModal would become a direct wholly-owned subsidiary of Medquist Holdings. Pursuant to the Merger Agreement, on the closing date of the Merger, MedQuist Holdings will pay an aggregate of approximately $48.4 million in cash to MultiModal's shareholders and optionholders, with funding provided for the sole purpose of funding the transaction in part by a loan to MedQuist Holdings by the Company on terms no less favorable than what would be obtained in an arm's-length transaction, in addition to available cash of Medquist Holdings and available borrowings under its revolving credit facility.
We believe our existing cash, cash equivalents and cash to be generated from operations and available borrowings under our revolving credit facility will be sufficient to finance our operations and other activities for the next twelve months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our net revenues, or due to increased cash expenditures in excess of the net revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or selling additional equity. There are no assurances that sufficient funding from external sources will be available to us on acceptable terms, if at all.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. In January 2011, as required under our Credit Agreement, we entered into interest rate cap contracts for $60.0 million notional amounts, which amortize over time and expire in January 2013, to limit the risk of increase in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management with the participation of our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15, Securities Exchange Act of 1934 ("Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Shareholder Settlement
On February 8, 2011 and February 10, 2011, two of our minority shareholders filed class action complaints in the Superior Court of New Jersey, Burlington County, Chancery Division, (the "Court") against us, the individual members on our board of directors and MedQuist Holdings (the "Shareholder Litigation"). Plaintiffs alleged that the defendants breached certain fiduciary duties they owed to our minority shareholders of in connection with the structuring and disclosure the Public Exchange Offer.
On March 4, 2011, the parties to the Shareholder Litigation entered into a memorandum of understanding (the "MOU") that outlined the material terms of a proposed settlement of the Shareholder Litigation. Under the terms of the MOU, MedQuist Holdings agreed to extend the expiration of the Public Exchange Offer and further agreed that if, as a result of the Public Exchange Offer, MedQuist Holdings obtained ownership of at least 90% of our outstanding common stock, MedQuist Holdings would conduct a Short Form Merger under applicable law to acquire the remaining shares of our common stock that MedQuist Holdings does not currently own at the same exchange ratio applicable under the Public Exchange Offer. We agreed to make certain supplemental disclosures concerning the Public Exchange Offer, which were contained in an amendment to Schedule 14D-9 that we filed with the SEC on March 7, 2011. MedQuist Holdings also agreed to use their best efforts to finalize a stipulation of settlement (the "Stipulation of Settlement") and present it to the Court for preliminary approval within thirty days of the date of the MOU.
On April 1, 2011, the parties executed the Stipulation of Settlement that memorialized the terms of the settlement outlined in the MOU. On this same date, plaintiffs' counsel filed with the Clerk of the Court a Motion for Preliminary Approval of the Proposed Stipulation of Settlement. The Motion asked the Court to, among other things, (a) hold a hearing to address preliminary approval of the Stipulation of Settlement, (b) certify a class, for purposes of effectuating the Stipulation of Settlement only, of all our shareholders (except the named defendants and their families and affiliates) as of and including the date of the closing of the Short Form Merger contemplated under the Stipulation of Settlement, and (c) schedule a final hearing within 60 days to determine whether the Stipulation of Settlement is reasonable and fair and should receive final approval.
The Court held a preliminary approval hearing on April 19, 2011 and entered an Order preliminarily approving the settlement and setting a final approval hearing for June 17, 2011 (the "Preliminary Approval Order"). The Preliminary Approval Order also required us to provide mail and publication notice of the proposed settlement to all shareholders of recorded and established deadlines for objections to the settlement and for filing briefs in support and in opposition to the settlement.
On June 17, 2011, following mail and publication notice to our shareholders, the Court held a fairness hearing on the settlement. On this date, the Court entered an Order and Final Judgment (the "Final Judgment") that, among other things, (a) certified the settlement class consisting of all our shareholders (except the named defendants and their families and affiliates) as of and including the date of the closing of the Short Form Merger contemplated under the Stipulation of Settlement (the "Settlement Class"), (b) found the terms set forth in the Stipulation of Settlement to be fair and reasonable and in the best interests of the Settlement Class, and (c) approved the application for attorney's fees and costs and awarded plaintiffs' counsel $0.4 million which was recorded in cost (benefit) of legal proceedings, settlements and accommodations for the six months ended June 30, 2011, and in accrued expenses as of June 30, 2011.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors discussed in Part I, "Item 1A. Risk Factors," in the 2010 Form 10-K. You should carefully consider the risks described in our 2010 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. (Removed and Reserved)
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

No.	Description

10.1#	Fee Agreement, dated June 30, 2011, by and between Nuance Communications, Inc. and MedQuist Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

# - Portions of this Exhibit are omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDQUIST INC.
Date:	August 15, 2011	/s/ Roger L. Davenport

Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 15, 2011	/s/ Anthony James
Anthony James
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

No.	Description
10.1#	Fee Agreement, dated June 30, 2011, by and between Nuance Communications, Inc. and MedQuist Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

# - Portions of this Exhibit are omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.